Form 10-Q
period 2004-03-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2004-06-02
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

000-50669

SiRF TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3245315
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

148 E. Brokaw Road, San Jose, California	95112
(Address of principal executive office)	(Zip Code)

(408) 467-4010

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒  (1)

(1) The registrant has been subject to the filing requirements of the Securities Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (April 21, 2004) and has filed all required reports since the effective date.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

45,562,213 shares of the Registrant’s common stock were outstanding as of April 30, 2004.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
Current Assets:
Cash and cash equivalents	$18,604	$16,715
Marketable securities	820	827
Accounts receivable, net	10,144	8,467
Inventories	8,566	7,968
Prepaid expenses and other current assets	3,072	1,457

Total current assets	41,206	35,434
Long-term investments	3,099	3,248
Property and equipment, net	2,554	2,531
Goodwill	28,052	28,052
Identified intangible assets, net	17,815	18,973
Other long-term assets	785	390

Total assets	$93,511	$88,628

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,724	$5,602
Accounts payable to related parties	137	782
Accrued payroll and related benefits	1,553	1,410
Income taxes payable	118	244
Other accrued liabilities	1,952	1,850
Deferred margin on shipments to distributors	555	517
Advance contract billings	460	567
Current portion of long-term obligations	718	556

Total current liabilities	10,217	11,528
Long-term obligations	2,676	2,910
Commitments and Contingencies
Convertible preferred stock	138,213	138,213
Stockholders’ Deficit:
Common stock	1	1
Additional paid-in-capital	36,443	36,013
Deferred stock compensation	(6,754)	(8,686)
Accumulated other comprehensive income	24	22
Accumulated deficit	(87,309)	(91,373)

Total stockholders’ deficit	(57,595)	(64,023)

Total liabilities and stockholders’ deficit	$93,511	$88,628

(1)	The condensed consolidated balance sheet information in this column was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2003.

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Product revenue	$24,306	$11,240
License royalty revenue	4,052	45

Net revenue	28,358	11,285
Cost of revenue:
Cost of product revenue (a)	12,099	5,380
Cost of license royalty revenue	—	—

Total cost of revenue	12,099	5,380

Gross profit	16,259	5,905

Operating expenses:
Research and development	5,111	3,042
Sales and marketing	2,645	2,189
General and administrative	1,360	983
Amortization of acquisition-related intangibles	1,158	613
Stock compensation expense (b)	1,734	171

Total operating expenses	12,008	6,998

Operating income (loss)	4,251	(1,093)
Other income (expense), net	27	22

Net income (loss) before income taxes	4,278	(1,071)
Provision (benefit) for income taxes	214	(66)

Net income (loss)	4,064	(1,005)
Deemed dividend to preferred stockholders	—	468

Net income (loss) applicable to common stockholders	$4,064	$(1,473)

Net income (loss) per share:
Basic	$0.53	$(0.22)

Diluted	$0.10	$(0.22)

Weighted average number of shares used in per share calculations
Basic	7,726	6,681

Diluted	41,500	6,681

(a) Cost of product revenue includes:
Stock compensation	$225	$40

(b) Stock compensation expense (net of amounts included in cost of product revenue):
Research and development	$773	$(104)
Sales and marketing	472	103
General and administrative	489	172

	$1,734	$171

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$4,064	$(1,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	1,983	217
Depreciation and amortization	474	320
Amortization of acquired identified intangible assets	1,158	613
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,677)	(200)
Inventories	(598)	167
Prepaid expenses and other current assets	(1,714)	(125)
Other long-term assets	33	24
Accounts payable	(1,523)	1,101
Accrued payroll and related benefits	143	6
Income taxes payable	(126)	—
Other accrued liabilities	267	58
Advance contract billings	(107)	(32)
Deferred margin on shipments to distributors	38	166

Net cash provided by operating activities	2,415	1,310

Investing activities:
Acquisition of a development-stage company, net of cash	—	(63)
Purchases of available-for-sale investments	—	(1,000)
Maturities and sales of available-for-sale investments	151	1,291
Purchases of property and equipment	(460)	(238)

Net cash used by investing activities	(309)	(10)

Financing activities:
Payments on borrowings	—	(500)
Principal payments under debt obligations	(14)	(11)
Payments on litigation settlement obligation	(261)	(125)
Proceeds from issuance of common stock, net of repurchases	58	26

Net cash used in financing activities	(217)	(610)

Net increase in cash and cash equivalents	1,889	690
Cash and cash equivalents at beginning of period	16,715	8,229

Cash and cash equivalents at end of period	$18,604	$8,919

Supplemental disclosure of cash flow information
Deferred stock compensation	$27	$—

Preferred stock and related warrants issued in connection with acquisitions	$—	$10,988

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc. (“SiRF”) is the holding company for SiRF Technology, Inc. (“SiRF Technology”), which develops and markets semiconductor products designed to enable location awareness in high-volume mobile consumer devices and commercial applications. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001 when all of SiRF Technology’s capital was exchanged for SiRF capital.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of SiRF have been prepared in accordance with generally accepted accounting principles for interim financial information, consistent in all material respects with those applied in SiRF’s audited financial statements included in SiRF’s Form S-1 as filed with the Securities and Exchange Commission, and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2004, and results of operations and cash flows for all periods presented have been made. The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited financial statements at that date. The condensed consolidated financial statements include SiRF and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with SiRF’s audited financial statements as included in SiRF’s Form S-1 as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Such management estimates include, but are not limited to, the recognition of revenue, the provision for inventory write-downs, the allowance for doubtful accounts, the valuation of stock options, the provision for warranty claims and the valuation of goodwill and long-lived assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentations. Revenues recognized on license royalty agreements included in net revenue for the three-months ended March 31, 2003, have been separately presented in the statement of operations.

Revenue Recognition

We derive revenue primarily from sales of semiconductor chip sets and licenses of our intellectual property and premium software products. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title and acceptance, where applicable, has occurred, the fee is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the price of our products. We provide marketing incentives to certain distributors. Such payments are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

We license rights to use our intellectual property to allow licensees to integrate GPS technology into their products. We also license rights to use our premium software products to licensees to improve performance or to enable our chip sets to be integrated into their specific applications. Licensees pay ongoing royalties based on their sales of products incorporating our intellectual property or premium software. We recognize royalty revenue at the time products containing our intellectual property or premium software are sold by the licensee based on quarterly reports received from our licensees. Subsequent to the sale of such licenses, we have no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) allocable to common stockholders by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed under the treasury stock method giving effect to all potential dilutive common stock including options, warrants, common stock subject to repurchase and convertible preferred stock. Common stock equivalents such as convertible preferred stock, preferred stock warrants, and stock options are excluded from the computation in loss periods as their effect would be antidilutive.

The following table provides a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss)	$4,064	$(1,005)
Deemed dividend to convertible preferred stockholders	—	468

Net income (loss) allocable to common stockholders	$4,064	$(1,473)

Denominator:
Weighted average common shares outstanding	7,765	6,687
Less: Weighted average common shares outstanding subject to repurchase.	(39)	(6)

Weighted average shares used in net income (loss) per common share, basic	7,726	6,681
Dilutive potential common shares:
Weighted average of convertible preferred stock	29,100	—
Weighted average of repurchasable common stock outstanding	39	—
Weighted average of exercisable common stock options	4,345	—
Weighted average of preferred stock warrants	290	—

Total weighted average shares used in net income (loss) per common share diluted	41,500	6,681

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2004 and 2003, we had common stock equivalents outstanding, which could potentially dilute basic net income per common share in the future, but were excluded from the computation of diluted net income (loss) per common share in the periods presented. These common stock equivalents were excluded at March 31, 2004 and 2003, because their effect would have been anti-dilutive. Such outstanding securities consist of the following (in thousands):

	March 31,
	2004	2003
Convertible preferred stock	—	29,086
Shares of common stock subject to repurchase	—	6
Outstanding common stock options	107	6,202
Preferred stock warrants	5	920

Total	112	36,214

Product Warranty

Our product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for known product issues were not significant for the three months ended March 31, 2004 and 2003. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the fiscal years or interim periods presented.

Research and Development and Software Development Costs

Research and development expenses are charged to operations as incurred. To the extent research and development costs include the development of embedded software, we believe that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility.

We have generated engineering services income with various commercial customers that have enabled us to accelerate our product development efforts. Such development income has only partially funded our product development activities, and we retain ownership of the technology developed under these arrangements. As a result, we classify all development costs related to the underlying contracts as research and development expense, and income generated by them as a contra-expense. These services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering service income is recognized only if the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, but we have not yet received acceptance of the deliverable from the customer. The following table summarizes those services (in thousands):

	Three Months Ended March 31,
	2004	2003
Gross research and development expense	$5,211	$3,217
Less recognized engineering services income	(100)	(175)

Net research and development expense	$5,111	$3,042

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for our employee and director stock options, and the disclosure-only alternative of the pro forma effect of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under APB 25, no compensation expense is recorded for employee stock options granted at an exercise price equal to the market price of the underlying stock on the date of grant. We recognized compensation expense for any stock options granted with an exercise price less than the deemed fair value of the underlying common stock using a minimum value approach for all options granted prior to February 10, 2004 and using the Black-Scholes option pricing model for all options granted on or after February 10, 2004, on an accelerated basis, in accordance with FASB Interpretation No. 28. Prior to there being a public market for our common stock, the Board of Directors determined the deemed fair value of our common stock based on factors such as the sale of our preferred stock, our results of operations, and consideration of the fair value of comparable publicly traded companies.

We account for non-employee stock options in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and related interpretations. Under EITF 96-18, compensation expense on non-employee stock options is calculated using the Black-Scholes option pricing model and is recorded as the shares underlying the options are earned. The unvested shares underlying the options are subject to periodic revaluation over the remaining vesting period.

Had compensation cost for our stock-based compensation plan been determined consistent with SFAS 123, our net income (loss) would have been as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss) applicable to common stockholders as reported	$4,064	$(1,473)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,959	211
Deduct: Stock-based employee compensation expense determined under fair value method for stock option grants	(2,164)	(595)

Pro forma net income (loss)	$3,859	$(1,857)

Net income (loss) per share
Basic:
As reported	$0.53	$(0.22)
Pro forma	$0.50	$(0.28)
Diluted:
As reported	$0.10	$(0.22)
Pro forma	$0.09	$(0.28)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information above regarding net income (loss) and net income (loss) per share was prepared in accordance with SFAS 123 and has been determined as if we accounted for our employee stock options under the fair value method as prescribed by SFAS 123. The fair value for options granted prior to the our initial filing of Form S-1 with the Securities and Exchange Commission on February 10, 2004, were estimated at the date of grant using the minimum value method with the weighted-average assumptions listed below. Options granted on or after February 10, 2004, the date of our initial filing of Form S-1 with the Securities and Exchange Commission, have been valued using the Black-Scholes option-pricing model with an expected stock volatility of 70% and the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	3.77%	3.00%
Average expected life of options (in years)	3.9	4.2
Dividend yield	0%	0%

The weighted average fair value of options granted with an exercise price below the deemed fair value of our common stock during the quarter ended March 31, 2004, was $1.17. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of our common stock during the quarter ended March 31, 2004, was $5.51. All options granted in the quarter ended March 31, 2003, had an exercise price equal to the deemed fair value of our common stock on the date of the grant. The weighted average fair value of options granted for the quarter ended March 31, 2003, was $0.47.

Indemnifications

From time to time we enter into types of contracts that contingently require us to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which we may be required to indemnify property owners for environmental and other liabilities, and other claims arising from our use of the applicable premises; (ii) agreements with our officers, directors and employees, under which we may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to license our intellectual property, under which we may indemnify customers for copyright or patent infringement related specifically to the use of such intellectual property.

Note 2. Acquisition of a Development-Stage Company

On March 28, 2003, we acquired Enuvis, a development-stage company specializing in wireless location technology. The aggregate purchase price of $11,140,000 consisted of 1,572,417 shares of Series H preferred stock valued at $10,221,000, immediately exercisable warrants to acquire 132,364 shares of Series H preferred stock valued at $767,000 and direct acquisition costs of approximately $152,000. The value of the series H preferred stock issued in the Enuvis transaction was determined based upon best estimates by management and SiRF’s Board of Directors through negotiations between SiRF and Enuvis’ former Board of Directors. Enuvis had no customers and was not generating revenue. Accordingly, we do not believe Enuvis met the criteria to be accounted for as the acquisition of a “business” under the requirements of SFAS 141, Business Combinations. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated on a proportionate basis to the assets acquired and no goodwill has been recorded in accordance with SFAS 142, Goodwill and Other Intangible Assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition (in thousands):

Current assets	$156
Property and equipment	1,109
Identified intangible assets	10,123

Total assets acquired	11,388
Current liabilities assumed	(248)

Net assets acquired	$11,140

The acquired identified intangible assets are being amortized on a straight-line basis. The acquired identified intangible assets include existing developed core technology of approximately $9,599,000 with a five-year weighted average useful life and assembled workforce of $524,000 with a two-year useful life.

Note 3. Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of March 31, 2004 and December 31, 2003, (in thousands):

March 31, 2004

(Unaudited)

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$1,348	$12	$—	$1,360
Government agencies	2,547	12	—	2,559
Money market funds	18,604	—	—	18,604

Total	$22,499	$24	$—	$22,523

Reported as:
Cash and cash equivalents	$18,604	$—	$—	$18,604
Marketable securities	816	4	—	820
Long-term investments	3,079	20	—	3,099

	$22,499	$24	$—	$22,523

December 31, 2003

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$1,355	$12	$—	$1,367
Government agencies	2,698	10	—	2,708
Money market funds	13,537	—	—	13,537

Total	$17,590	$22	$—	$17,612

Reported as:
Cash and cash equivalents	$13,537	$—	$—	$13,537
Marketable securities	820	7	—	827
Long-term investments	3,233	15	—	3,248

	$17,590	$22	$—	$17,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows (in thousands):

	March 31, 2004	December 31, 2003
Due in less than one year	$820	$827
Due in 1 to 2 years	2,559	1,456
Due in 2 to 3 years	540	1,792

	$3,919	$4,075

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Work in process	$198	$345
Finished goods	8,368	7,623

	$8,566	$7,968

Note 5. Segment and Geographical Information

As of March 31, 2004 and December 31, 2003, substantially all of our long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenue:
United States	$7,613	$1,594
Export sales from the United States:
Taiwan	8,415	3,690
China	4,688	1,889
Europe	1,686	2,412
Singapore	3,335	316
Other	2,621	1,384

Net revenue	$28,358	$11,285

Note 6. Customer Concentration

The following table summarizes net revenue and accounts receivables for customers, which accounted for 10% or more of net revenue or net accounts receivable:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Net Accounts Receivable		Net Revenue
	March 31,	December 31,	Three Months Ended March 31,
Customer	2004	2003	2004	2003
A	3%	—%	13%	12%
B	24%	32%	11%	17%
C	3%	3%	3%	10%
D	43%	49%	30%	5%
E	8%	7%	10%	15%

The outstanding accounts receivable balance of customer D includes royalty revenue for the most recent quarter, which according to the contract is payable approximately 45 days from March 31, 2004.

Note 7. Identified Intangible Assets

Identified intangible assets at March 31, 2004, consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed and core technology	$19,599	$(5,046)	$14,553
Acquisition-related customer relationships	6,000	(3,000)	3,000
Acquisition-related assembled workforce	524	(262)	262
Intellectual property assets	300	(187)	113

	$26,423	$(8,495)	$17,928

Identified intangible assets at December 31, 2003, consisted of the following (in thousands):

	Gross Assets	Accumulated Amortization	Net
Acquisition-related developed and core technology	$19,599	$(4,252)	$15,347
Acquisition-related customer relationships	6,000	(2,700)	3,300
Acquisition-related assembled workforce	524	(198)	326
Intellectual property assets	300	(150)	150

	$26,423	$(7,300)	$19,123

Amortization expense of acquisition-related intangible assets was $1,158,000 for the three months ended March 31, 2004 and $613,000 for the three months ended March 31, 2003. Amortization of intellectual property assets was $37,000 for the three months ended March 31, 2004 and 2003, and was included in research and development. Based on the carrying value of identified intangible assets recorded at March 31, 2004, the annual amortization expense is expected to be as follows (in thousands):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Year ending December 31,
2004*	$3,587
2005	4,435
2006	4,070
2007	3,170
2008	1,730
Thereafter	936

$17,928

*	remaining for the nine months ended December 31, 2004

Note 8. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors were as follows (in thousands):

	March 31, 2004	December 31, 2003
Deferred revenue	$1,297	$1,523
Less inventory held at distributors	(742)	(1,006)

Deferred margin on shipments to distributors	$555	$517

Note 9. Long-Term Obligations

We have a litigation settlement obligation related to a lawsuit settled in September 2000. As of March 31, 2004, the balance of this litigation settlement obligation was approximately $3,014,000, of which $667,000 was classified as short-term. As of December 31, 2003, the balance of this litigation settlement obligation was approximately $3,275,000, of which $500,000 was classified as short-term.

We have an available short-term revolving line of credit under which we may borrow up to $4,000,000, including $2,500,000 in the form of letters of credit, with an interest rate of prime plus 1.0%, with a minimum of 5.25% (5.25% as of March 31, 2004). The line of credit is available through March 2006. As of March 31, 2004 and December 31, 2003, we had a $2.0 million standby letter of credit that was collateralized by our bank line of credit. The revolving line of credit is secured by substantially all of our assets. Other than the $2.0 million used to collateralize the standby letter of credit, there were no borrowings under this line of credit at March 31, 2004 and December 31, 2003.

Note 10. Stock Option and Employee Stock Purchase Plans

We have a stock option plan (the “1995 Plan”) under which incentive and non-qualified stock options to purchase shares of common stock at the fair market value on the date of issuance may be granted to employees and independent contractors. As of March 31, 2004, the Board of Directors and stockholders had approved 13,604,982 shares of common stock to be reserved for issuance under the 1995 Plan.

Options generally vest over a period of four years and generally become exercisable beginning six months from the date of employment or grant. Options expire ten years from the date of grant. Unvested common stock sold to employees, directors and consultants under stock purchase agreements is subject to repurchase at our option upon termination of their employment or services at the original purchase price. This right to repurchase expires ratably over the vesting period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2004, the stockholders approved the adoption of the 2004 Stock Incentive Plan. Under the 2004 Stock Incentive Plan, 5,000,000 shares of common stock will be reserved for issuance upon the completion of an initial public offering. Under the 2004 Stock Incentive Plan, any shares not yet issued under the 1995 Stock Option Plan on the date of the initial public offering will no longer be available for grant. On January 1, of each year, starting with the year 2005, the number of shares in the reserve will automatically increase by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock at that time, or (iii) a number of shares determined by the Board of Directors. In general, if options or awards under the 2004 Stock Incentive Plan are forfeited, then those options or shares will again become available for awards under the 2004 Stock Incentive Plan.

On March 31, 2004, the stockholders approved the adoption of the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan, 1,000,000 shares will be reserved for issuance upon the completion of an initial public offering. On January 1 of each year, starting with the year 2005, the number of shares in the reserve will automatically increase by an amount equal to 1.5% of our issued and outstanding common stock, not to exceed 750,000 shares. Eligible employees are allowed to have salary withholdings of up to 15% of their cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commences upon the effective date for the initial public offering of the Company’s common stock. For the first offering period, shares of common stock may be purchased at a price equal to 85% of the lower of the price per share in the initial offering or the market value on the purchase date.

Note 11. Deferred Stock Compensation Expense

In connection with options granted to employees to purchase common stock, we recorded deferred stock compensation of approximately $27,000 for the quarter ended March 31, 2004, and $10,092,000 for the year ended December 31, 2003. Such amounts represent, for employee stock options, the difference between the exercise price and the deemed fair market value of our common stock at the date of grant. No deferred stock compensation was recorded in 2002 as the options were granted at an exercise price equal to the deemed fair value. The deferred charges for employee options are being amortized to expense over the vesting period, using a multiple option valuation approach, on an accelerated basis in accordance with FASB Interpretation No. 28. We reversed previously recorded deferred stock compensation expense of $52,000 for the quarter ended March 31, 2004, and $278,000 for the quarter ended March 31, 2003, in connection with the termination of the related employees. Net stock compensation expense was $1,959,000 for the quarter ended March 31, 2004, and $211,000 for the quarter ended March 31, 2003. Except for amounts included in cost of product revenue, which were $225,000 and $40,000 for the quarters ended March 31, 2004 and 2003, respectively, we report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statement of operations.

Note 12. Related Party Transactions

We have some customers and/or suppliers who are also preferred stockholders and/or have a common board member which we consider as related parties. In connection with the purchase of the GPS semiconductor product line of Conexant in September 2001, we entered into an agreement with Conexant, which owned approximately 20% of SiRF as of March 31, 2004 and December 31, 2003, to manufacture certain GPS semiconductors. Under this agreement, no product was purchased during the three months ended March 31, 2004, and we purchased product for approximately $1,195,000 during the three months ended March 31, 2003. As of March 31, 2004 and December 31, 2003, we had an immaterial amount of trade payables to Conexant. This agreement expired in March 2003.

We have an agreement with Skyworks Solutions, Inc. (“Skyworks”) to manufacture certain GPS semiconductors. One of our board members, Moiz Beguwala, is also a board member of Skyworks. During the three

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2004, we purchased approximately $349,000 of product from Skyworks. No product was purchased from Skyworks during the three months ended March 31, 2003. As of March 31, 2004, we had approximately $137,000 of trade payables to Skyworks and non-cancelable purchase orders of approximately $959,000. At December 31, 2003, we had approximately $781,000 of trade payables to Skyworks and non-cancelable purchase orders of approximately $260,000.

Note 13. Subsequent Events

Offerings of Common Stock

On April 22, 2004, we completed an initial public offering in which we sold 7,000,000 shares of common stock at $12.00 per share. In addition, we sold 1,650,000 shares of common stock at $12.00 per share in connection with the exercise of the underwriters’ overallotment option. The total aggregate proceeds from these transactions were $103,800,000. Underwriters’ discounts and other related costs were approximately $9,466,000 resulting in net proceeds to SiRF of approximately $94,334,000. Upon the closing of our offering, all of our preferred stock, par value $0.0001 per share, automatically converted into 29,100,184 shares of common stock.

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding our expenses, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, our intellectual property and potential legal proceedings. These statements may be identified by such terms as “may”, “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, our dependence on our foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, the impact of our intellectual property indemnification practices and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the financial statements and related notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Location awareness capabilities allow a user to determine and use location information to gain access to applications and services, such as navigation or roadside assistance. Location awareness capabilities may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. Our products use the Global Positioning System, which is a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world.

Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. We have an intellectual property portfolio of 80 patents granted in the United States and 10 patents granted in foreign countries.

We market and sell our products to original equipment manufacturers, or OEMs, of four target platforms: wireless handheld devices, including mobile phones, automotive electronics systems, including navigation and telematics systems, portable computing devices, including personal digital assistants and notebook computers, and embedded consumer applications, such as recreational GPS handhelds, digital cameras and watches.

In February 2004, we announced three new products: (a) SiRFstarIII, our next generation GPS architecture with SiRFLoc client software, both in a chip set and intellectual property core form, (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. These products are not yet in commercial production and we do not expect to begin shipping these products in volume until the end of 2004. We do not own a fabrication facility, but use third-party contractors to perform manufacturing, assembly, and test functions.

On April 22, 2004, we completed an initial public offering in which we sold 7,000,000 shares of common stock at $12.00 per share. In addition, we sold 1,650,000 shares of common stock at $12.00 per share in connection with the exercise of the underwriters’ overallotment option. The total aggregate proceeds from these transactions were $103,800,000. Underwriters’ discounts and other related costs were approximately $9,466,000 resulting in net proceeds to SiRF of approximately $94,334,000. Upon the closing of our offering, all of our preferred stock, par value $0.0001 per share, automatically converted into 29,100,184 shares of common stock.

We had an accumulated deficit of $87.3 million as of March 31, 2004. Although we recently became profitable, we may not be able to maintain profitability. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

SiRF®, SiRFStar®, SiRFXtrac® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFSoft ™, SoftGPS ™, SiRFstarII™, SiRFLoc™, SiRFDRive™, WinSiRF™, SiRFNAV™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, UrbanGPS™ and Multimode Location Engine™. This report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin, (c) stock option valuation, which impacts the disclosure and recognition of stock compensation, (d) accounts receivable allowance, which impacts general and administrative expense, (e) warranty reserve, which impacts gross margin and (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, which impacts write-offs of goodwill and other intangibles. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition. Revenue from sales to our direct customers, both OEMs and value added manufacturers (“VAMs”), is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title as well as fixed or determinable pricing and probable collectibility. Transfer of title occurs based on defined terms in customer purchase orders for all shipments.

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. In addition, we record allowances at the time of sale for estimated sales returns. We determine these allowances based upon historical rates of returns. Accounts receivable from distributors are recognized and inventory is released upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Information reported to us by the distributor includes quantity and end-customer shipment information, as well as our monthly inventory on hand at the distributor. Distributor month-end inventory quantities are subsequently reconciled to deferred revenue balances.

We license rights to use IP cores and premium software to allow licensees to integrate GPS technology into their products. Licensees typically pay ongoing royalties based on their sales of products incorporating our intellectual property. We recognize royalty revenue as earned at the time products containing our licensed intellectual property are sold by the licensee. Revenue estimates are based on quarterly reports provided by the licensee.

Inventory. We continually assess the recoverability of our inventory based on assumptions about demand and market conditions. We write down our inventory for estimated lower of cost or market, obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold.

Stock Options. We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, or APB 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 1 of our condensed consolidated financial statements, consisting of the stock price volatility, expected life of the option, risk-free interest rate and dividend yield.

Accounts Receivable Allowance. We maintain an allowance for doubtful accounts and for estimated losses resulting from the financial inability of our customers to make required payments. We continuously monitor collections and payments from our customers and management determines this allowance based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of March 31, 2004, 67% of our receivables was concentrated in two customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and require us to record additional allowances that could adversely affect our operating results.

Warranty Reserve. We continuously monitor chip set returns for warranty failures and maintain a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Our product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the fiscal years or interim periods presented.

Assessment of Long-Lived and Other Intangible Assets and Goodwill. We are required to assess the impairment of identified intangibles, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets; and

•	significant negative industry or economic trends.

When we determine that the carrying value of intangibles, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure this impairment based on a projected discounted cash flow. Projecting these discounted cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in our working capital and the relevant discount rate. Should actual results differ significantly from our current estimates, impairment charges will result.

Results of Operations

Revenue

We generate a substantial majority of our net revenue from chip set sales and have recently begun recognizing license royalty revenue from the licensing of our IP cores and premium software. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred, the fee is fixed or determinable and collection is probable. We record allowances at the time of sale for estimated sales returns. We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. License royalty revenue consists of fees from licensing our IP cores and premium software. Licensees typically pay ongoing royalties based on their sales of products incorporating our IP cores or premium software. We recognize royalty revenue as earned at the time products containing our licensed IP cores or premium software are sold by the licensee based on quarterly reports received from our licensees. Subsequent to the sale of premium software products, we have no obligation to provide modifications, customizations, upgrades, or other enhancements.

Net revenue for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net revenue	$28,358	$11,285

Increase, period over period	$17,073

Percentage increase, period over period	151%

Net revenue increased in the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, due to increases in both product revenue and license royalty revenue. The increase in product revenue resulted primarily from a 163% increase in unit shipments of our chip sets partially offset by a 17% decline in our average selling prices. License royalty revenue increased primarily due to a customer beginning to ship significant volume of product subject to an IP core licensing arrangement in the second half of 2003.

Product revenue for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Product revenue	$24,306	$11,240

Percentage of net revenue	86%	100%

Increase, period over period	$13,066

Percentage increase, period over period	116%

License royalty revenue for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
License royalty revenue	$4,052	$45

Percentage of net revenue	14%	—%

Increase, period over period	$4,007

Percentage increase, period over period	8,904%

Export sales from the United States to customers outside the United States accounted for 73% and 86% of net revenue in the quarters ended March 31, 2004 and 2003, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 65% and 59% of our net revenue in the quarters ended March 31, 2004 and 2003, respectively. Because many of our VAM and contract manufacturer customers are located in Asia, we anticipate that a significant amount of our net revenue will continue to be represented by sales to customers in that region. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are then sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

Cost of Revenue and Gross Profit Margin

Cost of revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, test and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing support and quality assurance all of which is associated with product revenue. Because we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to changes based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Total cost of revenues for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cost of revenue	$12,099	$5,380

Percentage of net revenue	43%	48%

Increase, period over period	$6,719

Percentage increase, period over period	125%

Cost of revenue increased in the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, due to the increase in the volume of chip sets shipped and recognized as product revenue.

Gross profit and gross profit margin for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Gross profit	$16,259	$5,905

Gross profit margin percentage	57%	52%

Increase, period over period	$10,354

Percentage increase, period over period	175%

Gross profit margin percentage increased in the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, due to the amount of license royalty revenue recognized during the quarter, which has no cost of revenue partially offset by a slight decline in gross profit margin percentage related to product revenue.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs have been offset by income on engineering services arrangements with certain customers, which was $100,000 and $175,000 for the quarters ended March 31, 2004 and 2003, respectively. Research and development expenses, net, for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Research and development	$5,111	$3,042

Percentage of net revenue	18%	27%

Increase, period over period	$2,069

Percentage increase, period over period	68%

Research and development expenses increased for the quarter ended March 31, 2004, as compared with the quarter March 31, 2003, due to increases in headcount and related expenses, mask design costs and professional services mostly related to the development of SiRFstarIII. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Sales and marketing	$2,645	$2,189

Percentage of net revenue	9%	19%

Increase, period over period	$456

Percentage increase, period over period	21%

Sales and marketing expenses increased for the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, due to the increases in headcount and related expenses, public relations and trade show expenses, customer support and professional services. We expect sales and marketing expense will increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel and for outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
General and administrative	$1,360	$983

Percentage of net revenue	5%	9%

Increase, period over period	$377

Percentage increase, period over period	38%

General and administrative expenses increased for the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, primarily due to the increases in headcount and related expenses and professional services. We expect that general and administrative expense will increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and improvements to our information technology infrastructure.

Amortization of Acquisition-Related Intangibles

Identified intangible assets other than goodwill consist of acquired developed technology, core technology, customer list and assembled workforce. These acquired identified intangibles are being amortized using the straight-line method over their expected useful lives, which range from two to eight years. Amortization of acquisition-related intangibles for the periods reported was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Amortization of acquisition-related intangibles	$1,158	$613

Percentage of net revenue	4%	5%

Increase, period over period	$545

Percentage increase, period over period	89%

Amortization of acquisition-related intangibles increased for the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, due to acquisition of purchased intangibles related to Enuvis. See Note 2 to condensed consolidated financial statements. Based upon the current balance of acquired intangibles, we expect amortization of acquisition-related intangibles to remain relatively constant through the rest of 2004.

Stock Compensation Expense

Deferred stock compensation expense results from the grant of stock options at exercise prices less than the deemed fair value of the underlying common stock on the grant date for directors, officers and employees and the deemed fair value of stock options granted to consultants. We recorded approximately $26,800 of additional deferred stock compensation for the quarter ended March 31, 2004, and recorded approximately $10.1 million during the year ended December 31, 2003, from the grant of stock options to officers and employees. We are amortizing deferred stock compensation on an accelerated basis, using a multiple option valuation approach under Financial Accounting Standards Board, or FASB, Interpretation No. 28, over the vesting period, which is generally four years. Stock compensation expense for the periods reported was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Stock compensation expense	$1,734	$171

Percentage of net revenue	6%	2%

Increase, period over period	$1,563

Percentage increase, period over period	914%

Stock compensation expense increased for the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, primarily due to options granted during the fourth quarter of 2003 and their related amounts of amortization. We expect to incur stock compensation expense of $4.1 million for the remaining balance of 2004, $2.0 million in 2005, $431,000 in 2006 and $364,000 in 2007. The amortization amounts were allocated among cost of revenue and the operating expense categories based on the primary activity of the individuals who received the option grants. Except for amounts included in cost of product revenue, which were $225,000 and $40,000 for the quarters ended March 31, 2004 and 2003, respectively, we report amortization of deferred stock-based compensation as a separate operating expense line item in the accompanying condensed consolidated statement of operations.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash and investments, offset by interest expense associated with our debt obligations as well as gains or losses on the sale of assets, if any. Other income (expense) was $27,000 and $22,000 for the quarters ended March 31, 2004 and 2003, respectively. Other income (expense) increased slightly for the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, due to a decrease in interest expense offset by an increase in foreign and value-added taxes.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes was $214,000 and $(66,000) for the quarters ended March 31, 2004 and 2003, respectively. Provision (benefit) for income taxes increased for the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003, due to the amount of profit realized during the quarter. Our estimated effective tax rate was 5% for the 2004 and 2003 fiscal years.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and, to a lesser extent, through our bank line of credit and equipment lease lines. Through March 31, 2004, we had raised approximately $82.7 million through equity financings. As of March 31, 2004, we had $19.4 million in cash, cash equivalents, and marketable securities and had $31.0 million in working capital as compared with $23.9 million of working capital at December 31, 2003. On April 22, 2004, we completed our initial public offering and raised net proceeds of approximately $94.3 million through the sale of our common stock. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash provided by operating activities was $2.4 million for the quarter ended March 31, 2004, and $1.3 million for the quarter ended March 31, 2003. Net cash provided by operating activities for the quarter ended March 31, 2004, resulted primarily from net income of $4.1 million which included non-cash reconciling items of $3.6 million related to stock compensation expense, depreciation and amortization offset by increases in accounts receivable of $1.7 million, related to higher sales, increases in prepaid expenses of $1.7 million, related to IPO costs, and payments on accounts payable of $1.5 million. For the quarter ended March 31, 2003, net cash provided by operating activities resulted primarily from an increase in accounts payable of $1.1 million.

Investing Activities. Net cash used in investing activities was $309,000 for the quarter ended March 31, 2004, and $10,000 for the quarter ended March 31, 2003. Cash used in investing activities for the quarter ended March 31, 2004, was primarily related to the purchase of equipment and software of $460,000. Cash used in investing activities for the quarter ended March 31, 2003 were primarily cash related to the acquisition of Enuvis, a development stage company, of $63,000, purchase of property and equipment of $238,000 and purchases of available-for-sale investments of $1.0 million offset by sales of investments of $1.3 million.

Financing Activities. Net cash used by financing activities was $217,000 for the quarter ended March 31, 2004, compared with $610,000 for the quarter ended March 31, 2003. Financing activities primarily represented proceeds from the issuance of our convertible preferred stock, proceeds from borrowings and repayments against the bank line of credit, and proceeds from the exercise of options to purchase our common stock. For the quarter ended March 31, 2004, cash used by financing activities was primarily related to payments on our litigation settlement agreement of $261,000. For the quarter ended March 31, 2003, net cash used in financing activities was primarily for the payment on the bank line of credit of $500,000 and payments on our litigation settlement agreement of $125,000.

In March 2004, we renewed our bank line of credit for two additional years. As of March 31, 2004, we had no outstanding borrowings under our line of credit. We also have two capital lease agreements. We had outstanding borrowings under these capital lease agreements of approximately $82,000 as of March 31, 2004. Borrowings under this capital lease agreements bear interest at an annual effective rate ranging from 3.11% to 13.2%. Amounts under these capital lease agreements are collateralized by the related equipment. One of these lenders, Pentech Financial Services, Inc., holds a warrant to purchase 4,782 shares of our series H preferred stock, which expires in 2008.

Capital expenditures were $460,000 for the quarter ended March 31, 2004, and $1.4 million for the year ended December 31, 2003. These expenditures primarily consisted of computer and test equipment and software purchases. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in our capital expenditures and lease commitments consistent with our anticipated growth.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit, cash generated from operating activities and the net proceeds of $94,334,000 from our initial public offering completed on April 22, 2004, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders

As of March 31, 2004, our principal commitments consisted of amounts payable under equipment loans, capital and operating leases and the litigation settlement obligation. Additionally, as of March 31, 2004, future minimum litigation settlement payments are $500,000 annually from 2004 through 2010.

The following summarizes our contractual obligations at March 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Capital lease obligations	$91	$57	$34	$—	$—
Operating leases	3,238	1,503	1,685	50	—
Non-cancelable purchase orders	959	959	—	—	—
Litigation settlement obligation (1)	3,014	500	1,500	500	514

Total	$7,302	$3,019	$3,219	$550	$514

(1)	The yearly litigation settlement payment may be higher depending upon future revenue levels. The settlement agreement provides for the greater of $125,000 per quarter or 1% of revenue. However, the total cumulative amount of the cash payments under the settlement agreement cannot exceed $5.0 million. The unpaid portion of the cash settlement will be forgiven in the event of a public offering of our common stock and achievement of other criteria. However, our public offering alone will not result in the litigation obligation being immediately forgiven. The litigation settlement allows for a reduction in the $5.0 million cash obligation of the litigation settlement upon the occurrence of certain events, the first of which is the initial public offering. However, the settlement agreement provides that the combination of litigation obligation cash payments and net proceeds from the exercise and sale of the 212,796 shares subject to warrant received as part of the settlement agreement, must be at least $9.0 million.

FACTORS AFFECTING OUR OPERATING RESULTS

In evaluating SiRF Technology Holdings, Inc. and our business, you should carefully consider the following factors in addition to the other information in this quarterly report on Form 10-Q. Any one of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.

We have only recently become profitable and may not sustain or increase profitability in the future. As of March 31, 2004, we had an accumulated deficit of approximately $87.3 million. We intend to significantly increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangibles. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

The market for Global Positioning System, or GPS-based location awareness capabilities in high-volume consumer and commercial applications is emerging, and if this market does not develop as quickly as we expect, the growth and success of our business will be limited.

The market for GPS-based location awareness technology in high-volume consumer and commercial applications is new and its potential is uncertain. Many of these GPS-based applications have not been commercially introduced or have not achieved widespread acceptance. Our success depends on the rapid development of this market. We cannot predict the growth rate, if any, of this market. The development of this market depends on several factors, including the development of location awareness infrastructure by wireless network operators and the availability of location-aware content and services. The failure of the market for high-volume consumer and commercial GPS-based applications to develop in a timely manner would limit the growth and success of our business.

If we are unable to fund the development of new products to keep pace with rapid technological change, we will be unable to expand our business.

The market for high-volume consumer and commercial GPS-based applications is characterized by rapidly changing technology, such as low power or smaller form factors. This requires us to continuously develop new products and enhancements for existing products to keep pace with evolving industry standards and rapidly changing customer requirements. We may not have the financial resources necessary to fund future innovations. If we are unable to successfully define, develop and introduce competitive new products and enhance existing products, we may not be able to compete successfully in our market.

Development and delivery schedules for technology products are difficult to predict, and if we do not achieve timely initial customer shipments of new products, our reputation may suffer and our net revenue may decline.

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards for the high-volume GPS-based applications industry;

•	anticipate changes in technology standards, such as wireless technologies;

•	develop and introduce new products that meet market needs in a timely manner; and

•	attract and retain engineering and marketing personnel.

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, we recently introduced three new products: SiRFstarIII, SiRFSoft with SiRFLoc client software and SiRFLoc server. These products are net yet in commercial production. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

Our quarterly revenue and operating results are difficult to predict, and if we do not meet quarterly financial expectations, our stock price will likely decline.

Our quarterly revenue and operating results are difficult to predict, and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results may fluctuate because of many factors, including:

•	our ability to successfully develop, introduce and sell new or enhanced GPS-based products in a timely manner;

•	changes in the relative volume of sales of our chip sets, our premium software offerings and our intellectual property cores, or IP cores, or other products, which have significantly different average selling prices and gross margins;

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in our customers’ products;

•	the timing of new product announcements or introductions by us or by our competitors;

•	seasonality in our various target markets;

•	product obsolescence and our ability to manage product transitions; and

•	decreases in the average selling prices of our products.

We base our planned operating expenses in part on our expectations of future revenue, and our expenses are relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

Our lengthy sales cycle makes it difficult for us to forecast revenue and increases the variability of quarterly fluctuations, which could cause our stock price to decline.

We have a lengthy sales process in some of our target markets and our sales cycles typically range from six months to two years, depending on the market. We typically need to obtain a design win, where our product is incorporated into a customer’s initial product design. In some cases, due to the rapid growth of new GPS applications and products and our prospective customers’ inexperience with GPS technology, this process can be time-consuming and requires substantial investment of our time and resources. After we have developed and delivered a product to a customer, our customer often tests and evaluates our product before designing its own product to incorporate our technology. Our customers may need three to six months or longer to test and evaluate our technology and an additional 12 months or more to begin volume production of products that incorporate our technology. Because of this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in committing capacity until the time that we generate revenue from these products. Also, a design win may never result in volume shipments. It is possible that we may not generate sufficient, if any, revenue from these products to offset the cost of selling and completing the design work.

Our success depends upon our customers’ ability to successfully sell their products incorporating our technology.

Even if a customer selects our technology to incorporate into its product, the customer may not ultimately market and sell its product successfully. A cancellation or change in plans by a customer, whether from lack of market acceptance of its products or otherwise, could cause us to lose sales that we had anticipated. Also, our business and operating results could suffer if a significant customer reduces or delays orders during our sales cycle or chooses not to release products that contain our technology.

Our operating results depend significantly on sales of our SiRFstarII product line.

We currently derive most of our revenue from sales of our SiRFstarII product line. If we fail to develop or achieve market acceptance of new GPS products, we will continue to depend on sales of our SiRFstarII product line. Any decline in sales of our SiRFstarII product line will adversely affect our net revenue and operating results.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross profits.

As is typical in the semiconductor industry, the average selling price of a product historically declines significantly over the life of the product. In addition, the products we develop and sell are used for high-volume applications. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for mature products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our revenue could decline.

We believe that over 90% of our net revenue in the three months ended March 31, 2004, and during the 2003 fiscal year was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We depend primarily on three independent foundries to manufacture substantially all of our current products, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our products and damage our customer relationships.

We do not own or operate a fabrication facility. We rely on third parties to manufacture our semiconductor products. Three outside foundries, NEC in Japan, Samsung in South Korea and STMicroelectronics in Italy, currently manufacture substantially all of our products.

Because we rely on outside foundries, we face several significant risks, including:

•	lack of manufacturing capacity and higher prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

The ability of each foundry to provide us with semiconductors is limited by its available capacity. We do not have a guaranteed level of production capacity with any of these foundries and it is difficult to accurately forecast our capacity needs. We do not have long-term agreements with any of these foundries and we place our orders on a purchase order basis. We place our orders on the basis of our customers’ purchase orders and sales forecasts; however, the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with the foundries, may induce our foundries to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of semiconductors that we need.

Each of our semiconductor products is manufactured at only one foundry and if any one foundry is unable to provide the capacity we need, we may be delayed in shipping our products, which could damage our customer relationships and result in reduced revenue.

Although we use three separate foundries, each of our semiconductor products is manufactured at one of these foundries. If one of our foundries is unable to provide us with capacity as needed, we could experience significant delays delivering the semiconductor product being manufactured for us solely by that foundry. Also, if any of our foundries experiences financial difficulties, if they suffer damage to their facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. If we choose to use a new foundry or process for a particular semiconductor product, we believe that it would take us several months to qualify the new foundry or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

The facilities of the independent foundries upon which we rely to manufacture all of our semiconductors are located in regions that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval.

The outside foundries and their subcontractors upon which we rely to manufacture all of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risks and social upheavals. For example, Japan, where one of our foundries is located, experienced a major earthquake in January 1995, which caused power outages and significant damage to Japan’s infrastructure. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products. In addition, these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of SARS, which could disrupt the operation of these foundries and in turn harm our business. For example, South Korea and Japan, countries where two of our foundries are located, have North Korea as a neighboring state. North Korea is currently in discussions with the United States and other countries regarding its nuclear weapons program. Any geographical or social upheaval in these countries could materially disrupt the production capabilities of our foundries and could result in our experiencing a significant delay in delivery, or a substantial shortage of our products.

We place binding manufacturing orders based on our forecasts and if we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory.

Our third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we cannot easily increase or decrease our forecasts. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term, which could prevent us from fulfilling orders. In addition, our chip sets have rapidly declining average selling prices. As a result, an incorrect forecast may result in substantial product in inventory that is aged and obsolete, which could result in writedowns of excess or obsolete inventory. Our failure to adequately forecast demand for our products could cause our quarterly operating results to fluctuate and cause our stock price to decline.

We may experience lower than expected manufacturing yields, which would delay the production of our semiconductor products.

The manufacture of semiconductors is a highly complex process. Minute impurities in a silicon wafer can cause a substantial number of wafers to be rejected or cause numerous die on a wafer to be nonfunctional. Semiconductor companies often encounter difficulties in achieving acceptable product yields from their manufacturers. Our foundries have from time to time experienced lower than anticipated manufacturing yields, including for our products. This often occurs during the production of new products or the installation and start-up of new process technologies. We may also experience yield problems as we migrate our manufacturing processes to smaller geometries. If we do not achieve planned yields, our product costs could increase, and product availability would decrease.

The loss of any of the three third-party subcontractors that assemble and test all of our current products could disrupt our shipments, harm our customer relationships and reduce our sales.

Three third-party subcontractors assemble and test all of our current chip sets either for our foundries or directly for us. As a result, we do not directly control our product delivery schedules, assembly and testing costs, quality assurance and control. If any of these subcontractors experiences capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or if there is any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. We do not have long-term agreements with any of these subcontractors. We typically procure services from these suppliers on a per-order basis. Because of the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our semiconductor products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our reputation and result in a loss of customers.

We use a third party to warehouse and ship a significant portion of our products and any failure to adequately store and protect our products or to deliver our products in a timely manner could harm our business.

We use a third party, JSI Shipping, located in Singapore, for a significant portion of our product warehousing and shipping. As a result, we rely on this third-party to adequately protect and ensure the timely delivery of our products. Our warehoused products are insured under a general insurance policy, including the portion of products warehoused by JSI. If our products are not delivered in a timely manner or are not sufficiently protected prior to delivery, our business could suffer.

We have relied, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue, and our net revenue could decline due to the delay or loss of significant customer orders.

We expect that a small number of direct customers may constitute a significant portion of our net revenue for the foreseeable future. We had 4 customers, Flextronics, Leadtek, Motorola and Promate, which individually accounted for 10% or more of our net revenue for the quarter ended March 31, 2004. These four customers accounted for approximately 64% of our net revenue for the quarter ended March 31, 2004. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer, such as Motorola, purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

If our value-added manufacturer customers do not provide sufficient support, our business could be harmed.

Our products are highly technical and, as a result, may require a high level of customer support. We rely on our value-added manufacturers to support our products. If these value-added manufacturers cannot successfully support our products, which are embedded in their products, our reputation could be harmed and future sales of our products could be adversely affected.

Our future success depends on building relationships with customers that are market leaders. If we cannot establish these relationships or if these customers develop their own systems or adopt a competitor’s products instead of buying our products, our business may not succeed.

We intend to continue to pursue customers who are leaders in our target markets. We may not succeed in establishing these relationships because these companies may develop their own systems or adopt one of our competitors’ products. These relationships often require us to develop new premium software that involves significant technological challenges. These types of customers also frequently place considerable pressure on us to meet their tight development schedules. We may have to devote a substantial amount of our limited resources to these relationships, which could detract from or delay our completion of other important development projects. Delays in development of these projects could impair our relationships with other customers and negatively impact sales of the products under development.

Because competition for qualified personnel is intense in our industry and in our geographic regions, we may not be able to recruit and retain necessary personnel, which could impact the development or sales of our products.

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as GPS, radio frequency, or RF, and application-specific integrated circuit, or ASIC, engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay Area and Los Angeles, we may be unable to attract and retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel. Also, we may have more difficulty attracting personnel as a public company because of the perception that the stock option component of our compensation package may not be as valuable.

If we fail to manage our growth or successfully integrate our management team, our business may not succeed.

We have recently expanded our management team. For example, Michael L. Canning, our President and Chief Executive Officer, Jamshid Basiji, our Vice President of Engineering, Joseph LaValle, our Vice President of Sales, and Atul Shingal, our Vice President of Operations, have all joined us within the past year. If the integration of new members to our management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plan.

We have also significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To manage our growth, we must implement and improve additional and existing administrative, financial and operations systems, procedures and controls. Our failure to manage growth could disrupt our operations and could limit our ability to pursue potential market opportunities.

Defects in our products could result in a decrease of customers and revenue, unexpected expenses and loss of market share.

Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. Errors or defects may not be detected until after commercial shipments, which could result in customers’ rejection of our products, damage to our reputation, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

The limited warranty provisions in our agreements with some customers expose us to risks from product liability claims.

Our agreements with some customers contain limited warranty provisions, which provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors reported during the warranty period. If our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a successful claim could require us to pay substantial damages.

We intend to evaluate acquisitions or investments in complementary technologies and businesses, and we may not realize the anticipated benefits of these acquisitions or investments.

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in September 2001, we acquired Conexant’s GPS chip set business, and in March 2003, we acquired Enuvis, a developer of wireless aided-GPS, or AGPS, technology. AGPS is an operational mode of a GPS receiver operating in a network that receives aiding from the network to help determine the user’s position. We may be unable to identify suitable acquisition candidates in the future or be able to make these acquisitions on a commercially reasonable basis, or at all. Any future acquisitions and investments would have several risks, including:

•	our inability to successfully integrate acquired technologies or operations;

•	diversion of management’s attention;

•	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•	expenses related to amortization of intangible assets;

•	potential write-offs of acquired assets;

•	loss of key employees of acquired businesses; and

•	our inability to recover the costs of acquisitions or investments.

We may not realize the anticipated benefits of any acquisition or investment.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of March 31, 2004, we had 80 patents granted in the United States, 98 patent applications pending in the United States, 10 patents granted in foreign countries and 85 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

We also rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, it could harm our ability to compete and generate revenue.

We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, and design code for our chip sets, documentation and other written materials under trade secret and copyright laws. We license our software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our intellectual property is difficult, expensive and time- consuming, and we may be unable to determine the extent of any unauthorized use.

The laws of other countries in which we market our products, such as some countries in the Asia/Pacific region, may offer little or no protection of our proprietary technologies. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which would harm our competitive position and market share.

Our intellectual property indemnification practices may adversely impact our business.

We have agreed to indemnify some customers for certain costs and damages of intellectual property infringement in some circumstances. This practice may subject us to significant indemnification claims by our customers or others. In addition to indemnification claims by our customers, we may also have to defend related third-party infringement claims made directly against us. In some instances, our GPS products are designed for use in devices used by potentially millions of consumers, such as cellular telephones, which could subject us to considerable exposure should an infringement claim occur. For example, we received a letter from a major customer in August 2003, informing us that this customer received notice from one of our competitors that the inclusion of our chip sets into our customer’s products requires the payment of patent license fees to the competitor. In April 2004, we received additional notices from this customer regarding reimbursement of these patent license fees with respect to certain previously purchased products and future products purchased. We cannot assure you that such claims will not be pursued or that these claims, if pursued, would not harm our business.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and result in our loss of significant rights.

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. For example, in 2000, we entered into a settlement and cross-licensing agreement with a third party regarding patent infringement under which we agreed to pay approximately $5.0 million and issued a warrant to purchase shares of our preferred stock.

From time to time, we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. We may also initiate claims to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

Part of our business uses a royalty-based business model, which has inherent risks.

Although a substantial majority of our net revenue is derived from sales of our chip sets, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

•	the rate of adoption and incorporation of our technology by wireless handset makers and wireless infrastructure vendors;

•	the demand for products incorporating our licensed technology; and

•	the cyclicality of supply and demand for products using our licensed technology.

It is difficult for us to verify royalty amounts owed to us under our licensing agreements, and this may cause us to lose revenue.

The standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time-consuming and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have relied exclusively on the accuracy of reports supplied by our licensees without independently verifying the information in them. Any significant inaccuracy in the reporting by our licensees or our failure to audit our licensees’ books and records may result in our receiving less royalty revenue than we are entitled to under the terms of our license agreements.

Some of our customers could eventually become our competitors.

Many of our customers are also large integrated circuit suppliers and some of our large customers already have GPS expertise in-house. These large customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology and support of such customers to effectuate the transfer of technology may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. For example, we sell GPS chips to different divisions within Motorola, which has also been a competitor of ours. In addition, STMicroelectronics, a customer of ours, has internally developed a GPS solution for the automotive market in which we compete. Further, each new design by a customer presents a competitive situation. We in the past have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to license products from us at the same volumes. Competition could increase pressure on us to lower our prices and profit margins.

Our operations are primarily located in California and, as a result, are subject to earthquakes and other catastrophes.

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in San Jose, California and in Irvine, California. San Jose and Irvine exist on or near known earthquake fault zones. Should an earthquake or other catastrophe, such as a fire, flood, power loss, communication failure or similar event, disable our facilities, we do not have readily available alternative facilities from which to conduct our business.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value these charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. Although standards have not been finalized, and the timing of a final statement has not been established, the Financial Accounting Standards Board has announced its support for recording expense for the fair value of stock options granted

RISKS RELATED TO OUR INDUSTRY

Because many companies sell in the market for GPS-based products, we must compete successfully to gain market share.

The market for our products is competitive and rapidly evolving. We expect competition to increase. Increased competition may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Motorola, Philips, QUALCOMM, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as some start-up companies. For modules based on our products, the main competitors are Furuno, JRC, Motorola, Sony and Trimble. For licensed IP cores, our competitors include QUALCOMM and Trimble. Licensees of our competitors’ products may also compete against us.

In the wireless market, we compete against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Positioning Systems and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. Our failure to establish and maintain these relationships, or the preemption of relationships by the actions of other competitors, will harm our ability to penetrate emerging markets.

Cyclicality in the semiconductor industry may affect our revenue and, as a result, our operating results could be adversely affected.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. In addition to the sale of chip sets, our business depends on the volume of production by our technology licensees, which, in turn, depends on the current and anticipated market demand for semiconductors and products that use semiconductors. As a result, if we are unable to control our expenses adequately in response to lower revenue from our chip set customers and technology licensees, our operating results will suffer and we might experience operating losses.

We derive a substantial portion of our revenue from international sales and conduct some of our business internationally, and economic, political and other risks may harm our international operations and cause our revenue to decline.

We derived approximately 73% and 86% of our net revenue on export sales from the United States for the quarters ended March 31, 2004, and 2003, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 65% and 59% of our net revenue for the quarters ended March 31, 2004, and 2003, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•	international terrorism, particularly in emerging markets;

•	trade restrictions or high tariffs that favor local competition in some countries;

•	laws and business practices favoring local companies;

•	potentially adverse tax consequences, such as withholding tax obligations on license revenue that we may not be able to offset fully against our U.S. tax obligations, including the further risk that foreign tax authorities may recharacterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

•	potentially reduced protection for intellectual property rights, for example, in China;

•	inadequate local infrastructure and transportation delays;

•	financial risks, such as longer sales and payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange and rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our products; and

•	political and economic instability, including wars, acts of terrorism, political unrest, a recurrence of the SARS outbreak, boycotts, curtailments of trade and other business restrictions.

Also, there may be reluctance in some foreign markets to purchase products based on GPS technology, due to the control of GPS by the United States government. Any of these factors could significantly harm our future international sales and operations and, consequently, our business.

We may have difficulty in protecting our intellectual property rights in foreign countries, which could increase the cost of doing business or cause our revenue to decline.

Our intellectual property is used in a large number of foreign countries. There are many countries, such as China, in which we have no issued patents, or that may have reduced intellectual property protection. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. For example, if our foundries lose control of our intellectual property, it would be more difficult for us to take remedial measures because our foundries are located in countries that do not have the same protection for intellectual property that is provided in the United States. Furthermore, we expect this to become a greater problem for us as our technology licensees increase their manufacturing in countries, which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business.

The GPS market could be subject to governmental and other regulations that may increase our cost of doing business or decrease demand for our products.

GPS technology is restricted and its export is controlled. The United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The United States government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the United States government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. These regulations or actions could interrupt or increase our cost of doing business.

Reallocation of the radio frequency bands used by GPS technology may harm the utility and reliability of our products.

GPS technology uses radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency bands are made by the International Telecommunications Union, a specialized technical agency of the United Nations. These allocations are further governed by radio regulations which have treaty status and which are subject to modification every two to three years by the World Radio Communication Conference. Any reallocation of radio frequency bands, including frequency band segmentation or spectrum sharing, may negatively affect the utility and reliability of GPS-based products. Also, unwanted emissions from mobile satellite services and other equipment operating in adjacent frequency bands or inband from licensed and unlicensed devices may negatively affect the utility and reliability of GPS-based products. The Federal Communications Commission continually receives proposals for new technologies and services which may seek to operate in, or across, the radio frequency bands currently used by the GPS and other public services. For example, in May 2000, the Federal Communications Commission issued a proposed rule for the operation of ultra-wideband radio devices on an unlicensed basis in the same frequency bands. These ultra-wideband devices might cause interference with the reception of GPS signals. This could reduce demand for GPS-based products, which could reduce our sales and revenue. Adverse decisions by the Federal Communications Commission that result in harmful interference to the delivery of the GPS signals may harm the utility and reliability of GPS-based products.

Our technology relies on the GPS satellite network, and any disruption in this network would impair the viability of our business.

The satellites and ground support systems that provide GPS signals are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of six to seven years and are subject to damage by the hostile space environment in which they operate. However, some of the satellites currently deployed have already been in place for 14 years. Repairing damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites, or they may not be replaced at all. A reduction in the number of operating satellites would impair the operations or utility of GPS, which would have a material negative effect on our business. The United States government may not remain committed to the maintenance of GPS satellites over a long period.

Personal privacy concerns may limit the growth of the high-volume consumer and commercial GPS-based applications and demand for our products.

GPS-based consumer and commercial applications rely on the ability to receive, analyze and store location information. Consumers may not accept some GPS applications because of the fact that their location can be tracked by others and that this information could be collected and stored. Also, federal and state governments may disallow specific uses of GPS technology for privacy or other reasons or could subject this industry to regulation. If consumers view GPS-based applications as a threat to their privacy, demand for some GPS-based products could decline.

We may experience a decrease in market demand due to uncertain economic conditions in the United States and in international markets, which has been further exacerbated by the concerns of terrorism, war and social and political instability.

Economic growth in the United States and international markets has slowed significantly, and the United States economy has recently been in a recession. The timing of a full economic recovery is uncertain. In addition, the terrorist attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may contribute to a decline in economic conditions, both domestically and internationally. Terrorist acts and similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including demand for our products. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results.

OTHER RISKS RELATED TO US

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from executing our growth strategy.

We believe that our existing cash, investments, amounts available under our bank line of credit, cash generated from operating activities and the net proceeds from our initial public offering completed in April 2004, will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of our products;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion; and

•	access to and availability of sufficient management, technical, marketing and financial personnel.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Our corporate actions are substantially controlled by officers, directors, principal stockholders and affiliated entities.

After our initial public offering, our directors, executive officers and their affiliated entities beneficially owned approximately 30.8 % of our outstanding common stock. These stockholders, if they acted together, could exert substantial influence over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the establishment of a classified board of directors requiring that not all members of the board be elected at one time;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to remove directors cause; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions.

We will incur increased costs as a result of being a public company

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of becoming a public company, we have added an independent director, created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2004, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond three months at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available for sale. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in the United Kingdom, Japan and Taiwan, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 15(a) above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Change in Securities

Upon the closing of our initial public offering, all of the then outstanding shares of our preferred stock were automatically converted into shares of our common stock, and all then outstanding warrants to purchase shares of our preferred stock automatically converted into warrants to purchase shares of our common stock. We filed an Amended and Restated Certificate of Incorporation to reflect such conversion.

(d) Use of Proceeds

On April 21, 2004, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-112645) for our initial public offering. Under this registration statement, we registered 12,650,000 of our common stock for an aggregate offering size of $151.8 million. 8,650,000 shares (including 1,650,000 shares sold by us upon exercise of the underwriters’ overallotment option), were sold by us and 4,000,000 shares were sold by certain selling shareholders. All of the 12,650,000 shares sold in this offering were sold at $12.00 per share. The offering was closed on April 27, 2004. The managing underwriters were Morgan Stanley & Co., Incorporated, Credit Suisse First Boston, Deutsche Bank Securities and Thomas Weisel Partners LLC.

The offering terminated when all of the securities were sold. The aggregate gross proceeds from the sale of the 8,650,000 shares of common stock sold by us was $103,800,000. The aggregate gross proceeds from the sale of 4,000,000 shares of common stock sold by the selling stockholders was $48,000,000. The aggregate net proceeds to us after the offering were $94,334,000 after deducting an aggregate $7,266,000 in underwriting discounts and commissions paid to the underwriters and an estimated $2,200,000 million in other expenses incurred in connection with this offering. The aggregate net proceeds to the selling stockholders were $44,640,000 after deducting an aggregate of $3,360,000.

On April 27, 2004, we invested all of our net proceeds in short-term, investment-grade, interest-bearing instruments.

Item 4. Submission Of Matters to a Vote of Securities Holders

On March 31, 2004, we held an annual stockholders’ meeting. At such meeting, the following actions were voted upon:

(a) Election of the following directors:

Director	Votes For	Votes Withheld
Directors Elected by Common Stockholders

Michael Canning	5,080,248	55,290

Kanwar Chadha	5,080,248	55,290

Sam Srinivasan	5,080,248	55,290

Director Elected by Series A Preferred

Diosdado Banatao	2,317,722	0

Directors Elected by Series B Preferred

Stephen Sherman	3,490,169	0

Moiz Beguwala	3,490,169	0

Director Elected by Series C Preferred

James Smaha	1,525,910	0

Director Elected by Series G Preferred

J. Scott Blouin	7,869,105	0

(b) Approval of the creation of a classified board upon completion of the initial public offering, with the board divided into the following classes:

Class I directors whose term will expire at the first annual meeting of stockholders following our public offering unless reelected at such time: Moiz Beguwala, J. Scott Blouin and James Smaha

Class II directors whose term will expire at the second annual meeting of stockholders following our public offering unless reelected at such time: Stephen Sherman and Sam Srinivasan

Class III directors whose term will expire at the third annual meeting of stockholders following our public offering unless reelected at such time: Michael Canning, Kanwar Chadha and Diosdado Banatao

Votes For	Votes Against	Abstentions
27,820,747	41,405	22,009

(c) Approval of our amended and restated certificate of incorporation to be effective upon completion of our initial public offering:

Votes For	Votes Against	Abstentions
27,820,747	41,405	22,009

(d) Approval of our amended and restated bylaws to be effective upon completion of our initial public offering:

Votes For	Votes Against	Abstentions
27,820,747	41,405	22,009

(e) Approval of our 2004 Stock Incentive Plan to be effective upon completion of our initial public offering:

Votes For	Votes Against	Abstentions
27,427,187	428,390	28,584

(f) Approval of our 2004 Employee Stock Purchase Plan to be effective upon completion of our initial public offering:

Votes For	Votes Against	Abstentions
27,438,476	417,101	28,584

(g) Approval of form of indemnification agreement for directors and officers:

Votes For	Votes Against	Abstentions
27,737,623	105,954	40,584

(h) Ratification of Ernst & Young LLP as our independent public accountants for the fiscal 2004:

Votes For	Votes Against	Abstentions
27,866,620	1,957	15,584

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit
31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(b) Reports on Form 8-K

None

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc.

Date: June 2, 2004	By:	/s/ Michael L. Canning
Michael L. Canning
President and Chief Executive Officer
(Duly authorized officer)

Date: June 2, 2004		/s/ Walter D. Amaral
Walter D. Amaral
Senior Vice President and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.