Form 10-Q
period 2004-06-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2004-08-13
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

45,631,402 shares of the Registrant’s common stock were outstanding as of July 30, 2004.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	June 30, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$92,142	$16,715
Marketable securities	5,347	827
Accounts receivable, net of allowance for doubtful accounts of $191,000 and $329,000 as of June 30, 2004 and December 31, 2003, respectively	10,394	8,467
Inventories	6,042	7,968
Prepaid expenses and other current assets	2,133	1,457

Total current assets	116,058	35,434
Long-term investments	29,559	3,248
Property and equipment, net	2,860	2,531

Goodwill	28,052	28,052
Identified intangible assets, net	16,657	18,973
Other long-term assets	1,025	390

Total assets	$194,211	$88,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,521	$5,602
Accounts payable to related parties	348	782
Accrued payroll and related benefits	2,312	1,410
Income taxes payable	37	244
Other accrued liabilities	1,529	1,850
Deferred margin on shipments to distributors	498	517
Advance contract billings	443	567
Current portion of long-term obligations	722	556

Total current liabilities	10,410	11,528
Long-term obligations	2,380	2,910

Total liabilities	12,790	14,438

Commitments and contingencies
Convertible preferred stock	—	138,213
Stockholders’ equity (deficit):
Common stock	5	1
Additional paid-in-capital	269,329	36,013
Deferred stock-based compensation	(5,167)	(8,686)
Accumulated other comprehensive income	(28)	22
Accumulated deficit	(82,718)	(91,373)

Total stockholders’ equity (deficit)	181,421	(64,023)

Total liabilities and stockholders’ equity (deficit)	$194,211	$88,628

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2003.

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$26,618	$13,647	$50,924	$24,887
License royalty revenue	3,832	91	7,884	136

Net revenue	30,450	13,738	58,808	25,023
Cost of revenue:
Cost of product revenue (a)	13,490	6,268	25,589	11,648

Gross profit	16,960	7,470	33,219	13,375
Operating expenses:
Research and development	5,322	3,638	10,433	6,680
Sales and marketing	2,517	2,094	5,162	4,283
General and administrative	1,937	1,056	3,297	2,039
Amortization of acquisition-related intangibles	1,158	1,158	2,316	1,771
Stock compensation expense (b)	1,401	488	3,135	659

Total operating expenses	12,335	8,434	24,343	15,432

Operating income (loss)	4,625	(964)	8,876	(2,057)
Interest income	240	46	294	92
Other expense, net	(32)	(3)	(59)	(27)

Other income, net	208	43	235	65

Net income (loss) before income tax provision (benefit)	4,833	(921)	9,111	(1,992)
Provision for (benefit from) income taxes	242	(57)	456	(123)

Net income (loss)	4,591	(864)	8,655	(1,869)
Deemed dividend to preferred stockholders	—	—	—	468

Net income (loss) applicable to common stockholders	$4,591	$(864)	$8,655	$(2,337)

Net income (loss) per share:
Basic	$0.12	$(0.13)	$0.39	$(0.35)

Diluted	$0.09	$(0.13)	$0.19	$(0.35)

Weighted average number of shares used in per share calculations
Basic	36,764	6,735	22,166	6,708

Diluted	49,427	6,735	45,466	6,708

(a) Cost of product revenue includes:

Stock compensation expense	$225	$(386)	$450	$(346)

(b) Stock compensation expense (net of amounts included in cost of product revenue):

Research and development	609	202	1,382	98
Sales and marketing	423	136	895	239
General and administrative	369	150	858	322

	$1,401	$488	$3,135	$659

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income (loss)	$8,655	$(1,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	3,695	324
Depreciation and amortization	879	931
Amortization of acquired identified intangible assets	2,316	1,771
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,927)	(1,749)
Inventories	1,926	(1,319)
Prepaid expenses and other current assets	(398)	130
Other long-term assets	(37)	(2)
Accounts payable	(1,515)	2,904
Accrued payroll and related benefits	902	23
Income taxes payable	(207)	—
Other accrued liabilities	(710)	486
Advance contract billings	(124)	146
Deferred margin on shipments to distributors	(19)	129

Net cash provided by operating activities	13,436	1,905

Investing activities:
Net cash paid for acquisition of a development-stage company	—	(63)
Purchase of available-for-sale investments	(31,409)	(2,550)
Maturities and sales of available-for-sale investments	528	4,050
Purchases of property and equipment	(1,133)	(644)

Net cash (used in) provided by investing activities	(32,014)	793

Financing activities:
Payments on borrowings	—	(500)
Principal payments under debt obligations	(26)	(57)
Payments on litigation settlement obligation	(552)	(250)
Proceeds from issuance of common stock, net of repurchases	94,583	113

Net cash provided by (used in) financing activities	94,005	(694)

Net increase in cash and cash equivalents	75,427	2,004
Cash and cash equivalents at beginning of period	16,715	8,229

Cash and cash equivalents at end of period	$92,142	$10,233

Supplemental disclosure of cash flow information:
Deferred stock compensation	$27	$258

Preferred stock and related warrants issued in connection with acquisitions	$—	$10,988

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note	1. Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc. (“SiRF” or the “Company”) is the holding company for SiRF Technology, Inc. (“SiRF Technology”), which develops and markets semiconductor products designed to enable location awareness in high-volume mobile consumer devices and commercial applications. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001 when all of SiRF Technology’s capital was exchanged for SiRF capital.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of SiRF have been prepared in accordance with generally accepted accounting principles for interim financial information, consistent in all material respects with those applied in SiRF’s audited financial statements included in SiRF’s Form S-1 as filed with the Securities and Exchange Commission, and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements of SiRF and its consolidated subsidiaries contain all adjustments (which include only normal recurring adjustments) necessary to present fairly SiRF’s financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003, is derived from the December 31, 2003 audited financial statements. All intercompany accounts and transactions are eliminated in consolidation.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in SiRF’s Form S-1 as filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, allowance for doubtful accounts, valuation of stock options, provision for warranty claims, valuation of goodwill and long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Revenue recognized on license royalty agreements included in net revenue for the three and six months ended June 30, 2003, have been separately presented in the statements of operations.

Revenue Recognition

SiRF derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. Revenue is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. SiRF defers the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the price of SiRF’s products. SiRF provides marketing incentives to certain distributors and such payments are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The company also records reductions to revenue for expected product returns based on the Company’s historical experience.

SiRF licenses rights to use its intellectual property to allow licensees to integrate GPS technology into their products. SiRF also licenses rights to use its premium software products to licensees to enable SiRF chip sets to be integrated into their specific applications. Licensees pay ongoing royalties based on sales of their products incorporating the licensed intellectual property or premium software. Royalty revenue is recognized at the time products containing the licensed intellectual property or premium software are sold by the licensee based on quarterly reports received from licensees. Subsequent to the sale, SiRF has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including stock options, warrants, common stock subject to repurchase and convertible preferred stock. Common stock equivalents such as convertible preferred stock, stock options and preferred stock warrants are excluded from the computation in loss periods as their effect would be antidilutive.

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share was as follows for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Net income (loss)	$4,591	$(864)	$8,655	$(1,869)
Deemed dividend to convertible preferred stockholders	—	—	—	468

Net income (loss) applicable to common stockholders	$4,591	$(864)	$8,655	$(2,337)

Denominator:
Weighted average common shares outstanding	36,764	6,740	22,184	6,714
Less: Weighted average common shares outstanding subject to repurchase	—	(5)	(18)	(6)

Weighted average shares used in net income (loss) per common share, basic	36,764	6,735	22,166	6,708
Dilutive potential common shares:
Weighted average of convertible preferred stock	6,790	—	18,007	—
Weighted average of repurchasable common stock outstanding	—	—	18	—
Weighted average of common stock options	5,434	—	4,907	—
Weighted average of preferred stock warrants	439	—	368	—

Total weighted average shares used in net income (loss) per common share, diluted	49,427	6,735	45,466	6,708

Net income (loss) per share:
Basic	$0.12	$(0.13)	$0.39	$(0.35)
Diluted	$0.09	$(0.13)	$0.19	$(0.35)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the three and six months ended June 30, 2004 and 2003, the following common stock equivalents, which could potentially dilute basic net income per common share in future periods, were excluded from the computation of diluted net income (loss) per common share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Convertible preferred stock	—	29,097	—	29,097
Shares of common stock subject to repurchase	—	5	—	5
Outstanding options	114	6,273	313	6,273
Preferred stock warrants	—	844	—	844

Total	114	36,219	313	36,219

Product Warranty

SiRF provides for the estimated cost of product warranties at the time it recognizes revenue. Product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for known product issues were not significant as of and for the three and six months ended June 30, 2004 and 2003. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three and six months ended June 30, 2004 and 2003.

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, we believe that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the current software development process is essentially completed concurrent with the establishment of technological feasibility.

SiRF generates engineering services income with various commercial customers that have enabled it to accelerate its product development efforts. SiRF retains ownership of the technology developed under these arrangements. Such development income has moderately contributed to the funding of SiRF’s product development activities. Development costs related to the underlying contracts are classified as research and development expense, and any income generated is classified as a reduction of research and development expense. Engineering services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering services income is recognized only if the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, for which SiRF has not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are achieved. The following table summarizes these services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Gross research and development expense	$5,344	$3,774	$10,555	$6,991
Less recognized engineering services income	(22)	(136)	(122)	(311)

Net research and development expense	$5,322	$3,638	$10,433	$6,680

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

SiRF applies the intrinsic-value-based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Under APB No. 25, SiRF recognizes compensation expense when it grants options with a discounted exercise price, and recognizes any resulting compensation expense over the associated service period, which is generally the option vesting term. SiRF recognizes compensation expense for stock options granted at a discount using a multiple option valuation approach in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Prior to there being a public market for SiRF’s common stock, the Board of Directors determined the deemed fair value of the Company’s common stock based on factors such as the sale of SiRF’s preferred stock, results of operations and consideration of the fair value of comparable publicly traded companies.

SiRF accounts for equity instruments issued to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF Issue No. 96-18, compensation expense for non-employee stock options is calculated using the Black-Scholes option pricing model and is recorded as the shares underlying the options are earned. The unvested shares underlying the options are subject to periodic revaluation over the remaining vesting period.

The pro forma effect on net income (loss) and net income (loss) per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss) applicable to common stockholders as reported	$4,591	$(864)	$8,655	$(2,337)
Add: Stock-based employee compensation expense included in reported net income (loss)	1,626	102	3,585	313
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants	(2,766)	(285)	(4,932)	(881)

Pro forma net income (loss)	$3,451	$(1,047)	$7,308	$(2,905)

Net income (loss) per share
Basic:
As reported	$0.12	$(0.13)	$0.39	$(0.35)
Pro forma	$0.09	$(0.16)	$0.33	$(0.43)
Diluted:
As reported	$0.09	$(0.13)	$0.19	$(0.35)
Pro forma	$0.07	$(0.16)	$0.16	$(0.43)

The information above regarding net income (loss) and net income (loss) per share was prepared in accordance with SFAS No. 123 and has been determined as if the Company accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan (“ESPP”), adopted in the second quarter of fiscal 2004, under the fair value method as prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

method with the weighted-average assumptions listed below. Options granted on or after February 10, 2004, have been valued using the Black-Scholes option pricing model with an expected stock volatility of 70%. The fair value of stock options and purchase rights was estimated with the following weighted-average assumptions:

	Stock Options				ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003	2004	2003
Risk-free interest rate	4.1%	2.6%	3.9%	2.7%	1.7%	—
Average expected life of options (in years)	4.4	4.3	4.2	4.3	6 months	—
Volatility	70%	—	67%	—	70%	—
Dividend yield	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price below the deemed fair value of common stock during the first half of fiscal 2004 was $1.57. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock during the three and six months ended June 30, 2004, was $7.51 and $6.67, respectively. No options were granted in second quarter of fiscal 2004 with an exercise price below the deemed fair value of common stock. The weighted average fair value of options granted with an exercise price below the deemed fair value of common stock during the three and six months ended June 30, 2003, was $0.82. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock was $0.47 for the six months ended June 30, 2003. No options were granted in the three months ended June 30, 2003, with weighted average fair value of options equal to the deemed fair value of common stock.

For purposes of pro forma disclosures, the estimated fair value of the 2004 ESPP purchase rights is amortized over the individual accumulation periods comprising the initial offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28. The weighted average fair value of the ESPP purchase rights was $5.05 in the second quarter of fiscal 2004.

Indemnifications

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to license the Company’s intellectual property, under which the Company may indemnify customers for copyright or patent infringement related specifically to the use of such intellectual property.

Note 2. Initial Public Offering

On April 22, 2004, SiRF commenced trading of its common stock on the NASDAQ National market in an initial public offering with the sale of 8,650,000 shares of common stock (including the exercise of the over-allotment option of 1,650,000 shares) at $12.00 per share and realized net proceeds of $94.2 million, after deducting underwriters’ discounts and expenses. Concurrent with the closing of the offering, all of SiRF’s outstanding convertible preferred stock was converted into 29,100,184 shares of common stock.

Note 3. Acquisition of a Development-Stage Company

On March 28, 2003, SiRF acquired Enuvis, a development-stage company specializing in wireless location technology. The aggregate purchase price of $11,140,000 consisted of 1,572,417 shares of Series H preferred stock valued at $10,221,000, immediately exercisable warrants to acquire 132,364 shares of Series H preferred stock valued at $767,000 and direct acquisition costs of approximately $152,000. The value of the series H preferred stock issued in the Enuvis transaction was determined based upon SiRF’s management and Board of Directors’ best

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

estimates through negotiations between SiRF and Enuvis’ former Board of Directors. Enuvis had no customers and was not generating revenue. Accordingly, the Company does not believe the Enuvis acquisition met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations. The excess of the purchase consideration over the fair value of the net assets acquired was allocated on a proportionate basis to the assets acquired and no goodwill was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

(In thousands)
Current assets	$156
Property and equipment	1,109
Identified intangible assets	10,123

Total assets acquired	11,388
Current liabilities assumed	(248)

Net assets acquired	$11,140

The acquired identified intangible assets include existing developed core technology of approximately $9,599,000 with a five-year weighted average useful life and assembled workforce of $524,000 with a two-year useful life. The acquired identified intangible assets are amortized on a straight-line basis.

Note 4. Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of June 30, 2004 and December 31, 2003:

June 30, 2004

(Unaudited)

(In thousands)

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$5,409	$2	$(4)	$5,407
Government agencies	7,271	—	(23)	7,248
Auction rate securities	32,253	—	(3)	32,250
Money market funds	79,896	—	—	79,896

Total	$124,829	$2	$(30)	$124,801

Reported as:
Cash and cash equivalents	$89,898	$—	$(3)	$89,895
Marketable securities	5,350	—	(3)	5,347
Long-term investments	29,581	2	(24)	29,559

Total	$124,829	$2	$(30)	$124,801

December 31, 2003 (In thousands)

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$1,355	$12	$—	$1,367
Government agencies	2,698	10	—	2,708
Money market funds	13,537	—	—	13,537

Total	$17,590	$22	$—	$17,612

Reported as:
Cash and cash equivalents	$13,537	$—	$—	$13,537
Marketable securities	820	7	—	827
Long-term investments	3,233	15	—	3,248

Total	$17,590	$22	$—	$17,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Due in 1 year or less	$15,347	$827
Due in 1 to 5 years	6,308	3,248
Due after 10 years	23,250	—

	$44,905	$4,075

Note 5. Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Work in process	$192	$345
Finished goods	$5,850	7,623

	$6,042	$7,968

Note 6. Segment and Geographical Information

As of June 30, 2004 and December 31, 2003, substantially all of our long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net revenue:
United States	$8,920	$1,445	$16,533	$3,039
Export sales from the United States:
Taiwan	11,313	3,737	19,728	7,427
China	496	1,933	5,184	3,822
Singapore	3,215	223	6,550	539
New Zealand	2,404	1,978	4,435	2,750
Germany	29	2,006	29	2,585
Europe (excluding Germany)	3,021	1,149	4,707	2,982
Other	1,052	1,267	1,642	1,879

Net revenue	$30,450	$13,738	$58,808	$25,023

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Customer Concentration

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	June 30, 2004	December 31, 2003	Three Months Ended June 30,		Six Months ended June 30,
			2004	2003	2004	2003
Customer
A	3%	32%	2%	14%	7%	15%
B	3%	—	15%	8%	12%	7%
C	9%	7%	16%	10%	13%	12%
D	40%	49%	21%	1%	25%	3%
E	—	—	—	11%	—	7%
F	14%	—	17%	7%	15%	9%
G	6%	—	3%	11%	5%	8%
H	—	—	—	14%	—	8%

The outstanding accounts receivable balances of customer D include royalty revenue for the second quarter of fiscal 2004 and fourth quarter of fiscal 2003, which according to the contract is payable approximately 45 days from June 30, 2004 and December 31, 2003, respectively.

Note 8. Identified Intangible Assets

Identified intangible assets at June 30, 2004, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(5,837)	$13,762
Acquisition-related customer relationships	6,000	(3,300)	2,700
Acquisition-related assembled workforce	524	(329)	195
Intellectual property assets	300	(225)	75

	$26,423	$(9,691)	$16,732

Identified intangible assets at December 31, 2003, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(4,252)	$15,347
Acquisition-related customer relationships	6,000	(2,700)	3,300
Acquisition-related assembled workforce	524	(198)	326
Intellectual property assets	300	(150)	150

	$26,423	$(7,300)	$19,123

Amortization expense of acquisition-related intangible assets was $1,158,000 and $2,316,000 for the three and six months ended June 30, 2004 and $1,158,000 and $1,771,000 for the three and six months ended June 30, 2003. Amortization of intellectual property assets was $38,000 and $75,000 for the three and six month periods ended 2004 and 2003, respectively, and was included in research and development.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense related to identified intangible assets at June 30, 2004 is as follows:

Fiscal year:	(In thousands)
2004 (remaining 6 months)	$2,391
2005	4,435
2006	4,070
2007	3,170
2008	1,730
Thereafter	936

Total	$16,732

Note 9. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Deferred revenue	$1,006	$1,523
Less inventory held at distributors	(508)	(1,006)

Deferred margin on shipments to distributors	$498	$517

Note 10. Long-Term Obligations

In September 2000, SiRF entered into an agreement to settle a lawsuit regarding certain patent rights, resulting in a litigation settlement obligation. As of June 30, 2004, the balance of this litigation settlement obligation was approximately $2,722,000, of which $677,000 was classified as short-term. As of December 31, 2003, the balance of this litigation settlement obligation was approximately $3,275,000, of which $500,000 was classified as short-term.

The Company established a short-term revolving line of credit under which it may borrow up to $4.0 million, including $2.5 million in the form of letters of credit, with an interest rate of prime plus 1.0%, and a minimum of 5.25% (5.25% as of June 30, 2004). The line of credit is available through March 2006 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of June 30, 2004 or December 31, 2003. As of December 31, 2003, the Company had a $2.0 million standby letter of credit that was collateralized by its short-term revolving line of credit. There were no letters of credit collateralized by the line of credit as of June 30, 2004.

Note 11. Stock Option and Employee Stock Purchase Plans

In March 1995, SiRF adopted the 1995 Stock Plan (the “1995 Plan”) to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is also at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

In March 2004, SiRF adopted the 2004 Stock Incentive Plan (the “2004 Plan”) and on April 22, 2004, the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of the initial public offering. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding at that time, or (iii) a number of shares determined by the Board of Directors. Forfeited options or

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

In March 2004, SiRF adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, 1,000,000 shares are reserved for issuance upon the completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by an amount equal to 1.5% of issued and outstanding common stock, not to exceed 750,000 shares. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. For the initial offering period, shares of common stock may be purchased at a price equal to 85% of the lower of the price per share in the initial public offering or the market value on the purchase date.

Note 12. Deferred Stock Compensation Expense

In connection with options granted to employees to purchase common stock, the Company recorded deferred stock compensation of approximately $27,000 for the six months ended June 30, 2004, and $10,092,000 for the year ended December 31, 2003. Such amounts represent, for employee stock options, the difference between the exercise price and the deemed fair market value of SiRF’s common stock at the date of grant. The deferred charges for employee options are amortized to expense over the vesting period, using a multiple option valuation approach, on an accelerated basis in accordance with FIN No. 28. The Company reversed previously recorded deferred stock compensation expense of $48,000 and $100,000 for the three and six months ended June 30, 2004, and $473,000 and $751,000 for the three and six months ended June 30, 2003, in connection with the termination of the related employees. Net stock compensation expense was $1,626,000 and $3,585,000 for the three and six months ended June 30, 2004, and $102,000 and $313,000 for the three and six months ended June 30, 2003. Except for amounts included in cost of product revenue SiRF reports amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statement of operations.

Note 13. Related Party Transactions

In connection with the purchase of the GPS semiconductor product line of Conexant in September 2001, the Company entered into an agreement with Conexant, a significant stockholder of SiRF as of June 30, 2004 and December 31, 2003, to manufacture certain GPS semiconductors. Under this agreement, the Company purchased product for $1.3 million and $2.5 million in the three and six months ended June 30, 2003, respectively. No product was purchased during the three and six months ended June 30, 2004. As of June 30, 2004 and December 31, 2003, the Company had an immaterial amount of trade payables to Conexant. This agreement expired in March 2003.

The Company entered into an agreement with Skyworks Solutions, Inc. (“Skyworks”) to manufacture certain GPS semiconductors. One of the Company’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three and six months ended June 30, 2004, SiRF purchased $1.0 million and $1.4 million of product from Skyworks. In the three and six months ended June 30, 2003, SiRF purchased $1.6 million of product from Skyworks. As of June 30, 2004, SiRF had $348,000 of trade payables to Skyworks and non-cancelable purchase orders of $1.0 million. At December 31, 2003, the Company had $781,000 of trade payables to Skyworks and non-cancelable purchase orders of $260,000.

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to OEMs outside of that region, the anticipated features, benefits and timing of volume shipments of our new products, our expenses, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, our intellectual property and potential legal proceedings. These statements may be identified by such terms as “anticipate”, “believe”, “may”, “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, the impact of our intellectual property indemnification practices and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

Overview

We are a leading supplier of Global Positioning System (“GPS”), semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Location awareness capabilities allow a user to determine and use location information to gain access to applications and services, such as navigation or roadside assistance. Location awareness capabilities may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. Our products use the Global Positioning System, which is a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world.

Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. We have an intellectual property portfolio of 85 patents granted in the United States and 12 patents granted in foreign countries.

We market and sell our products to original equipment manufacturers (“OEMs”), of four target platforms: wireless handheld devices, including mobile phones, automotive electronics systems, including navigation and telematics systems, portable computing devices, including personal digital assistants and notebook computers, and embedded consumer applications, such as recreational GPS handhelds, digital cameras and watches.

In February 2004, we announced three new products: (a) SiRFstarIII, our next generation GPS architecture with SiRFLoc client software, both in a chip set and intellectual property core form, (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. These products are not yet in commercial production and we do not expect to begin shipping these products in volume until the end of fiscal 2004. We do not own a fabrication facility, but use third-party contractors to perform manufacturing, assembly, and test functions.

On April 22, 2004, we completed an initial public offering in which we sold 7,000,000 shares of common stock at $12.00 per share. In addition, we sold 1,650,000 shares of common stock at $12.00 per share in connection with the exercise of the underwriters’ overallotment option. The total aggregate proceeds from these transactions were $103,800,000. Underwriters’ discounts and other related costs were approximately $9,563,000 resulting in net proceeds to SiRF of approximately $94,237,000. Upon the closing of our offering, all of our preferred stock, par value $0.0001 per share, automatically converted into 29,100,184 shares of common stock.

We had an accumulated deficit of $82.7 million as of June 30, 2004. Although we recently became profitable, we may not be able to maintain profitability. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin, (c) stock option valuation, which impacts footnote disclosure, as well as recognition of stock-based compensation which impacts cost of revenue, gross margin and operating expenses, (d) accounts receivable allowance, which impacts general and administrative expense, (e) warranty reserve, which impacts cost of revenue and gross margin, (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the write-off of which impacts operating expenses and (g) valuation of deferred income taxes. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition. Revenue from sales to our direct customers, both OEMs and value added manufacturers (“VAMs”), is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, as well as fixed or determinable pricing and probable collectibility. Transfer of title occurs based on defined terms in customer purchase orders for all shipments.

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributors to their customers. In addition, we record allowances at the time of sale for estimated sales returns. We determine these allowances based upon historical rates of returns. Accounts receivable from distributors are recognized and inventory is released upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms. Revenue recognition depends on notification from the distributor that product has been sold to the end customer. Information reported to us by the distributor includes quantity and end-customer shipment information, as well as monthly inventory on hand at the distributor. Distributor month-end inventory quantities are subsequently reconciled to deferred revenue balances.

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

Inventory. We record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for our products are less favorable than forecasted, we may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold.

Stock Options. We have elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure . Therefore, we do not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In accordance with SFAS No. 123 as amended by SFAS No. 148, we disclose our pro forma net income (loss) and net income (loss) per share as if we had expensed the fair value of the options. In calculating such fair value, we make certain assumptions, as disclosed in note 1 of our condensed consolidated financial statements, consisting of the stock price volatility, expected life of the option, risk-free interest rate and dividend yield. Actual volatility, expected lives, interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of June 30, 2004, 54% of our receivables was concentrated in two customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. We continuously monitor chip set returns for product failures and maintain a warranty reserve for the related expenses based on historical experience of similar products as well as other assumptions that we believe to be reasonable under the circumstances. Our product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the fiscal years or interim periods presented.

Assessment of Long-Lived and Other Intangible Assets and Goodwill. We are required to assess the potential impairment of identified intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets; and

•	significant negative industry or economic trends.

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure impairment based on a projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital and the relevant discount rate. Should actual results differ significantly from our current estimates, impairment charges may result.

Valuation of Deferred Tax Assets. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax asset.

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of June 30, 2004 and December 31, 2003, we have recorded a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty of their realizability. We have a history of losses and have only become profitable since the third quarter of fiscal 2003. If we were to determine that a decrease in our valuation allowance in the future is necessary, an adjustment to the valuation allowance would result in an income tax benefit in such period.

Results of Operations

Revenue

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue

	(Dollars in thousands)
Product revenue	$26,618	87%	$13,647	99%	$50,924	87%	$24,887	99%
License royalty revenue	3,832	13%	91	1%	7,884	13%	136	1%

Net revenue	$30,450		$13,738		$58,808		$25,023

Increase, period over period	$16,712				$33,785

Percentage increase, period over period	122%				135%

Net revenue increased 122% and 135% in the second quarter and first half of fiscal 2004, respectively, compared to the corresponding prior year periods due primarily to an increase in product revenue, and to a lesser extent, an increase in license royalty revenue. The increase in product revenue in the second quarter of fiscal 2004 as compared to the prior year period resulted primarily from a 140% increase in unit shipments of chip sets partially offset by a 19% decline in average selling prices. The increase in product revenue in the first half of fiscal 2004 as compared to the corresponding prior year period was due primarily to a 150% increase in unit shipments of chip sets offset by an 18% decline in average selling prices. License royalty revenue increased significantly in the second quarter and first half of fiscal 2004 as compared to the prior year periods due primarily to introduction by one licensee of products incorporating our licensed intellectual property in the second half of fiscal 2003, as well as increased royalty revenue on premium software licenses.

Export sales from the United States to customers outside the United States accounted for 71% and 89% of net revenue in the second quarter of fiscal 2004 and 2003, respectively, and 72% and 88% of net revenue in the first half of fiscal 2004 and 2003, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 60% and 66% of net revenue in the second quarter of fiscal 2004 and 2003, respectively, and approximately 63% and 65% in the first half of fiscal 2004 and 2003, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

Cost of Revenue and Gross Profit Margin

Cost of revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing support and quality assurance, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Total cost of revenue for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Cost of revenue	$13,490	$6,268	$25,589	$11,648

Percentage of net revenue	44%	46%	44%	47%

Increase, period over period	$7,222		$13,941

Percentage increase, period over period	115%		120%

Cost of revenue increased in the second quarter and first half of fiscal 2004 as compared to the corresponding prior year periods due to an increase in the volume of chip sets shipped and recognized as product revenue. Cost of revenue as a percentage of net revenue decreased in both the second quarter and first half of fiscal 2004 as compared to the corresponding prior year periods due primarily to increased license royalty revenue, which has no cost of revenue.

Gross profit and gross profit margin for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Gross profit	$16,960	$7,470	$33,219	$13,375

Gross profit percentage	56%	54%	56%	53%

Increase, period over period	$9,490		$19,844

Percentage increase, period over period	127%		148%

Gross profit margin percentage increased in both the second quarter and first half of fiscal 2004 as compared to the corresponding prior year periods due primarily to license royalty revenue, which has no cost of revenue, becoming a greater percentage of total net revenue. This increase was partially offset by declines in average selling prices, moderated by decreased materials costs. In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold (including the extent of license royalty revenue), the availability and cost of products from our suppliers, manufacturing yields (particularly on new products), increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs have been offset by income on engineering services arrangements with certain customers. Engineering services income was $22,000 and $136,000 in the second quarter of fiscal 2004 and 2003, respectively, and $122,000 and $311,000 in the first half of fiscal 2004 and 2003, respectively. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Research and development	$5,322	$3,638	$10,433	$6,680

Percentage of net revenue	17%	26%	18%	27%

Increase, period over period	$1,684		$3,753

Percentage increase, period over period	46%		56%

Research and development expense increased in both the second quarter and first half of fiscal 2004 as compared to prior year periods due primarily to increases in headcount and related expenses, mask design costs and professional services mostly related to the development of SiRFstarIII. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Sales and marketing	$2,517	$2,094	$5,162	$4,283

Percentage of net revenue	8%	15%	9%	17%

Increase, period over period	$423		$879

Percentage increase, period over period	20%		21%

Sales and marketing expense increased in both the second quarter and first half of fiscal 2004 as compared to the corresponding prior year periods due primarily to increases in headcount and related expenses, and to a lesser extent, increases in public relations, trade show, customer support and sales commission expenses. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel and for outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
General and administrative	$1,937	$1,056	$3,297	$2,039

Percentage of net revenue	6%	8%	6%	8%

Increase, period over period	$881		$1,258

Percentage increase, period over period	83%		62%

General and administrative expense increased in both the second quarter and first half of fiscal 2004 as compared to the prior year periods due to increases in headcount and related expenses and professional services. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangibles

Identified intangible assets other than goodwill consist of acquired developed technology, core technology, customer list and assembled workforce. These acquired identified intangibles are being amortized using the straight-line method over their expected useful lives, which range from two to eight years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Amortization of acquisition-related intangibles	$1,158	$1,158	$2,316	$1,771

Percentage of net revenue	4%	8%	4%	7%

Increase, period over period	$—		$545

Percentage increase, period over period	—		31%

Amortization of acquisition-related intangible assets remained flat in the second quarter of fiscal 2004 as compared to the prior year period and increased in the first half of fiscal 2004 as compared to the first half of fiscal 2003. The increase in the first half of fiscal 2004 was due to the acquisition of purchased intangible assets related to the Enuvis acquisition at the end of the first quarter of fiscal 2003. See Note 3 to the condensed consolidated financial statements. Based upon the current balance of acquired intangible assets, we expect amortization of acquisition-related intangible assets to remain relatively constant through the rest of 2004.

Stock Compensation Expense

Stock compensation expense results from the grant of stock options at exercise prices lower than the deemed fair value of the underlying common stock on the grant date for directors, officers and employees and the deemed fair value of stock options granted to consultants. We recorded approximately $26,800 of additional deferred stock compensation in the first quarter of fiscal 2004 and approximately $10.1 million during the year ended December 31, 2003, from the grant of stock options to officers and employees. We are amortizing deferred stock compensation on an accelerated basis, using a multiple option valuation approach under Financial Accounting Standards Board (“FASB”), Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period, which is generally four years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Stock compensation expense	$1,401	$488	$3,135	$659

Percentage of net revenue	5%	4%	5%	3%

Increase, period over period	$913		$2,476

Percentage increase, period over period	187%		376%

Stock compensation expense increased in both the second quarter and first half of fiscal 2004, as compared to the corresponding prior year periods primarily due to amortization of deferred stock compensation associated with options granted during the second half of fiscal 2003. We expect to incur stock compensation expense of $2.5 million in the second half of fiscal 2004, $2.1 million in 2005, $525,000 in 2006 and $110,000 in 2007. Amortization expense is allocated among cost of product revenue and operating expense categories based on the primary activity of the individuals who received the option grants. Except for amounts included in cost of product revenue, we report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statement of operations.

Other Income, Net

Other income, net, consists of interest earned on our cash and investments, offset by interest expense associated with our debt obligations. Other income, net, was $208,000 and $235,000 in the second quarter and first half of fiscal 2004, respectively, and $43,000 and $65,000 in the second quarter and first half of fiscal 2003, respectively. The increase in other income, net, in both periods as compared to the corresponding prior year periods is attributable to higher average invested cash, short- and long-term investment balances resulting from our recent initial public offering, which yielded more interest income in the fiscal 2004 periods, and to a lesser extent a decrease in interest expense attributable to lower average debt balances.

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes was $242,000 and $456,000 in the second quarter and first half of fiscal 2004, respectively, and $(57,000) and $(123,000) in the second quarter and first half of fiscal 2003, respectively. Provision for (benefit from) income taxes increased in both the second quarter and first half of fiscal 2004 compared to the corresponding prior year periods due to the amount of profit realized in fiscal 2004. Our estimated effective tax rate was 5% for the 2004 and 2003 fiscal years.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit and equipment lease lines, and have become profitable since the third quarter of fiscal 2003. Through June 30, 2004, we have raised approximately $177 million through equity financings. As of June 30, 2004, we had $97.5 million in cash, cash equivalents, and marketable securities and $105.6 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $17.5 million and $23.9 million in working capital as of December 31, 2003. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash provided by operating activities was $13.4 million in the first half of fiscal 2004 as compared to $1.9 million in the corresponding prior year period. Net cash provided by operating activities in the first half of fiscal 2004 resulted primarily from net income of $8.7 million which included non-cash reconciling items of $6.9 million in stock compensation expense and depreciation and amortization, as well as decreases in inventory of $1.9 million due to strong customer demand. Cash flow from operations was moderated by increases in accounts receivable of $1.9 million due to higher sales and decreases in accounts payable and other accrued liabilities of $2.2 million due to timing of payments. Net cash provided by operating activities in the first half of fiscal 2003 was attributable primarily to an increase in accounts payable of $2.9 million, net earnings of $1.2 million adjusted for non-cash items, and an increase in cash of $912,000 resulting from net changes in other operating assets and liabilities, moderated by increases in accounts receivable and inventory of $1.7 million and $1.3 million, respectively.

Investing Activities. Net cash used in investing activities was $32.0 million in the first half of fiscal 2004 as compared to net cash provided by investing activities of $793,000 in the corresponding prior year period. Cash used in investing activities in the current period was driven by purchases of available-for-sale investments of $31.4 million with proceeds from our initial public offering completed in April 2004 and purchases of property and equipment of $1.1 million. Cash provided by investing activities in the first half of fiscal 2003 was due primarily to maturities and sales of available-for-sale investments, net of investment purchases, of $1.5 million, offset by capital expenditures of $644,000.

Financing Activities. Net cash provided by financing activities was $94.0 million in the first half of fiscal 2004 as compared to net cash used in financing activities of $694,000 in the corresponding prior year period. Net cash provided by financing activities was driven by our initial public offering, in which we realized net proceeds of $94.2 million. In the first half of fiscal 2003, cash used by financing activities was due primarily to total payments on borrowings and a litigation settlement obligation of $750,000, moderated by proceeds from the exercise of options to purchase our common stock.

In March 2004, we renewed our bank line of credit for two additional years. As of June 30, 2004, we had no outstanding borrowings under our line of credit. We also have two capital lease agreements under which we had $69,000 in outstanding borrowings as of June 30, 2004. Borrowings under these capital lease agreements bear interest at annual effective rates ranging from 3.11% to 13.2% and are collateralized by the related equipment. One of the lenders, Pentech Financial Services, Inc., holds a warrant to purchase 4,782 shares of our series H preferred stock, which expires in 2008.

Capital expenditures were $1.1 million in the first half of fiscal 2004, and $1.4 million for the year ended December 31, 2003. These expenditures consisted primarily of computer, office equipment, software and test equipment purchases. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit, cash generated from operating activities and net proceeds of $94.2 million from our initial public offering, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders.

As of June 30, 2004, our principal commitments consisted of amounts payable under equipment loans, capital and operating leases and the litigation settlement obligation.

The following summarizes our contractual obligations at June 30, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Capital lease obligations	$74	$47	$27	$—	$—
Operating leases	4,249	2,324	1,876	49	—
Non-cancelable purchase orders	1,045	1,045	—	—	—
Litigation settlement obligation (1)	2,722	677	1,500	545	—

Total	$8,090	$4,093	$3,403	$594	$—

(1)	The yearly litigation settlement payment may be higher depending upon future revenue levels. The settlement agreement provides for the greater of $125,000 per quarter or 1% of revenue. However, the total cumulative amount of the cash payments under the settlement agreement cannot exceed $5.0 million. The litigation settlement allows for a reduction in the $5.0 million cash obligation of the litigation settlement upon the occurrence of certain events, the first of which was our initial public offering. However, the settlement agreement provides that the combination of litigation obligation cash payments and net proceeds from the exercise and sale of 212,796 shares subject to a warrant received as part of the settlement agreement, must be at least $9.0 million.

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

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have only become profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future.

We have only become profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of June 30, 2004, we had an accumulated deficit of approximately $82.7 million. We intend to significantly increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangibles. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, we recently introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. These products are net yet in commercial production. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

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

We believe that over 90% of our net revenue in the six months ended June 30, 2004, and during the 2003 fiscal year was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had 4 customers, Motorola, Promate, Leadtek and Gateway, which individually accounted for 10% or more of our net revenue in the second quarter and first half of fiscal 2004. These four customers accounted for approximately 69% and 65% of our net revenue in the second quarter and first half of fiscal 2004, respectively. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer, such as Motorola, purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

We have recently expanded our management team. For example, Michael L. Canning, our President and Chief Executive Officer, Jamshid Basiji, our Vice President of Engineering, Joseph LaValle, our Vice President of Sales, and Atul Shingal, our Vice President of Operations, have all joined us within the last 18 months. If the integration of new members to our management team does not go as smoothly as anticipated, it could negatively affect our ability to execute our business plan.

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

Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. Errors or defects may not be detected until after commercial shipments. Any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customers’ rejection of our products, damage to our reputation, a decline in our stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of June 30, 2004, we had 85 patents granted in the United States, 107 patent applications pending in the United States, 12 patents granted in foreign countries and 82 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

We have agreed to indemnify some customers for certain costs and damages of intellectual property infringement in some circumstances. This practice may subject us to significant indemnification claims by our customers or others. In addition to indemnification claims by our customers, we may also have to defend related third-party infringement claims made directly against us. In some instances, our GPS products are designed for use in devices used by potentially millions of consumers, such as cellular telephones, which could subject us to considerable exposure should an infringement claim occur. For example, we received a letter from a major customer in August 2003 informing us that this customer received notice from one of our competitors that the inclusion of our chip sets into our customer’s products requires the payment of patent license fees to the competitor. In April 2004, we received additional notices from this customer regarding reimbursement of these patent license fees with respect to certain previously purchased products and future products purchased. We cannot assure you that such claims will not be pursued or that these claims, if pursued, would not harm our business.

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

We derived approximately 71% and 89% of our net revenue on export sales from the United States in the second quarter of fiscal 2004 and 2003, respectively, and approximately 72% and 88% in the first half of fiscal 2004 and 2003, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 60% and 66% of our net revenue in the second quarter of fiscal 2004 and 2003, respectively, and approximately 63% and 65% in the first half of fiscal 2004 and 2003, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

The satellites and ground support systems that provide GPS signals are complex electronic systems subject to electronic and mechanical failures and possible sabotage. The satellites were originally designed to have lives of six to seven years and are subject to damage by the hostile space environment in which they operate. However, some of the satellites currently deployed have already been in place for 15 years. Repairing damaged or malfunctioning satellites is currently not economically feasible. If a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites, or they may not be replaced at all. A reduction in the number of operating satellites would impair the operations or utility of GPS, which would have a material negative effect on our business. The United States government may not remain committed to the maintenance of GPS satellites over a long period.

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

We will incur increased costs as a result of being a public company

The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we will incur additional costs associated with our public reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2004, our cash equivalents and investment portfolio consisted of commercial paper, government bonds, auction rate securities and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond three months at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available for sale. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

Part II. Other Information

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) On April 26, 2004, we issued 4,250 shares of our common stock to John Balletto, pursuant to an exercise of a warrant held by Mr. Balletto. The warrant was exercisable for 5,240 shares of common stock, however 10%, or 524, of the shares subject to the warrant were not exercised but were held in escrow. In addition, the exercise price was paid for by net issuance exercise, in which Mr. Balletto relinquished his right to purchase 466 shares of common stock pursuant to the terms of the warrant. On June 25, 2004, we issued 17,098 shares of our common stock to the Beijing Technology Development Fund LDC, (“Beijing Technology”) pursuant to an exercise of a warrant by Beijing Technology. The warrant was exercisable for 32,563 shares of common stock. The exercise price was paid for by net issuance exercise, in which Beijing Technology relinquished its right to purchase 15,465 shares of common stock pursuant to the terms of the warrant.

The issuance of these securities was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The warrant holders represented their intentions to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificate issued in the transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K

None

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc.

Date: August 13, 2004	By:	/s/ Michael L. Canning Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: August 13, 2004		/s/ Walter D. Amaral Walter D. Amaral Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.