Form 10-Q
period 2004-09-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2004-11-12
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

46,121,531 shares of the Registrant’s common stock were outstanding as of October 29, 2004.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$109,285	$16,715
Marketable securities	4,055	827
Accounts receivable, net of allowance for doubtful accounts of $192 and $329 as of September 30, 2004 and December 31, 2003, respectively	12,049	8,467
Inventories	4,096	7,968
Prepaid expenses and other current assets	1,986	1,307

Total current assets	131,471	35,284
Long-term investments	22,288	3,248
Property and equipment, net	3,127	2,531
Goodwill	28,052	28,052
Identified intangible assets, net	16,056	19,123
Other long-term assets	901	390

Total assets	$201,895	$88,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,536	$5,602
Accounts payable to related parties	367	782
Accrued payroll and related benefits	3,170	1,410
Income taxes payable	70	244
Other accrued liabilities	1,957	1,850
Deferred margin on shipments to distributors	677	517
Advance contract billings	560	567
Current portion of long-term obligations	709	556

Total current liabilities	12,046	11,528
Long-term obligations	1,988	2,910

Total liabilities	14,034	14,438

Commitments and contingencies
Convertible preferred stock	—	138,213
Stockholders’ equity (deficit):
Common stock	5	1
Additional paid-in-capital	269,404	36,013
Deferred stock-based compensation	(3,803)	(8,686)
Accumulated other comprehensive income	1	22
Accumulated deficit	(77,746)	(91,373)

Total stockholders’ equity (deficit)	187,861	(64,023)

Total liabilities and stockholders’ equity (deficit)	$201,895	$88,628

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2003.

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$28,623	$21,099	$79,547	$45,986
License royalty revenue	2,401	755	10,285	891

Net revenue	31,024	21,854	89,832	46,877
Cost of revenue:
Cost of product revenue (a)	13,586	9,963	39,175	21,611

Gross profit	17,438	11,891	50,657	25,266
Operating expenses:
Research and development	5,632	3,911	16,065	10,591
Sales and marketing	2,645	2,304	7,807	6,587
General and administrative	2,009	1,157	5,306	3,196
Amortization of acquisition-related intangible assets	1,158	1,158	3,474	2,929
Stock compensation expense (b)	1,233	501	4,368	1,160

Total operating expenses	12,677	9,031	37,020	24,463

Operating income	4,761	2,860	13,637	803
Interest income	517	22	811	114
Other expense, net	(33)	(26)	(92)	(53)

Other income (loss), net	484	(4)	719	61

Net income before income tax provision	5,245	2,856	14,356	864
Provision for income taxes	273	176	729	53

Net income	4,972	2,680	13,627	811
Deemed dividend to preferred stockholders	—	—	—	468

Net income applicable to common stockholders	$4,972	$2,680	$13,627	$343

Net income per share:
Basic	$0.11	$0.39	$0.45	$0.05

Diluted	$0.10	$0.07	$0.29	$0.01

Weighted average number of shares used in per share calculations
Basic	45,640	6,829	29,995	6,749

Diluted	50,846	38,103	47,247	36,615

(a) Cost of product revenue includes:

Stock compensation expense	$132	$81	$582	$(265)

(b) Stock compensation expense (net of amounts included in cost of product revenue):
Research and development	543	182	1,925	280
Sales and marketing	384	76	1,279	315
General and administrative	306	243	1,164	565

	$1,233	$501	$4,368	$1,160

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$13,627	$811
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	5,122	913
Depreciation expense	1,147	1,377
Amortization of acquired identified intangible assets	3,617	3,042
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,582)	(3,438)
Inventories	3,872	(1,452)
Prepaid expenses and other current assets	(258)	274
Other long-term assets	(511)	(261)
Accounts payable	(1,481)	3,137
Accrued payroll and related benefits	1,760	177
Income taxes payable	(174)	176
Other accrued liabilities	207	495
Advance contract billings	(7)	(43)
Deferred margin on shipments to distributors	160	554

Net cash provided by operating activities	23,499	5,762

Investing activities:
Net cash paid for acquisition of a development-stage company	—	(63)
Purchases of available-for-sale investments	(116,503)	(5,845)
Maturities and sales of available-for-sale investments	94,214	5,812
Purchases of property and equipment	(1,743)	(745)
Purchase of intellectual property asset	(550)	(300)

Net cash used in investing activities	(24,582)	(1,141)

Financing activities:
Payments on borrowings	—	(1,000)
Principal payments under debt obligations	(84)	(75)
Payments on litigation settlement obligation	(855)	(388)
Proceeds from issuance of common stock, net of repurchases	94,592	137

Net cash provided by (used in) financing activities	93,653	(1,326)

Net increase in cash and cash equivalents	92,570	3,295
Cash and cash equivalents at beginning of period	16,715	8,229

Cash and cash equivalents at end of period	$109,285	$11,524

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net	$912	$73

Non-cash transactions:
Deferred stock compensation	$27	$3,205

Preferred stock and related warrants issued in connection with acquisitions	$—	$10,988

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of SiRF have been prepared in accordance with generally accepted accounting principles for interim financial information, consistent in all material respects with those applied in SiRF’s audited financial statements included in SiRF’s Form S-1 as filed with the Securities and Exchange Commission, and pursuant to instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements of SiRF and its consolidated subsidiaries contain all adjustments (which include only normal recurring adjustments) necessary to present fairly SiRF’s financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. The condensed consolidated balance sheet as of December 31, 2003, is derived from the December 31, 2003 audited financial statements. All intercompany accounts and transactions are eliminated in consolidation.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in SiRF’s Form S-1 as filed with the Securities and Exchange Commission.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Revenue recognized on license royalty agreements included in net revenue for the three and nine months ended September 30, 2003, have been separately presented in the statements of operations. In the third quarter of fiscal 2004, an intellectual property asset, which was previously reported as prepaid expenses and other current assets, was reclassified to identified intangible assets.

Revenue Recognition

SiRF derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. Revenue is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. SiRF defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the price of SiRF’s products. SiRF provides marketing incentives to certain distributors and such payments are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company also records reductions to revenue for expected product returns based on the Company’s historical experience.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income Per Share

Basic net income per share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income per share is computed giving effect to all potential dilutive common stock including stock options, warrants, common stock subject to repurchase and convertible preferred stock.

The reconciliation of the numerators and denominators used in computing basic and diluted net income per share was as follows for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Numerator:
Net income	$4,972	$2,680	$13,627	$811
Deemed dividend to convertible preferred stockholders	—	—	—	468

Net income applicable to common stockholders	$4,972	$2,680	$13,627	$343

Denominator:
Weighted average common shares outstanding	45,640	6,834	30,007	6,754
Less: Weighted average common shares outstanding subject to repurchase	—	(5)	(12)	(5)

Weighted average shares used in net income per common share, basic	45,640	6,829	29,995	6,749
Dilutive potential common shares:
Weighted average of convertible preferred stock	—	29,097	12,001	28,563
Weighted average of repurchasable common stock outstanding	—	4	12	5
Weighted average of common stock options	4,881	2,082	4,887	1,240
Weighted average of preferred stock warrants	325	91	352	58

Total weighted average shares used in net income per common share, diluted	50,846	38,103	47,247	36,615

Net income per share:
Basic	$0.11	$0.39	$0.45	$0.05
Diluted	$0.10	$0.07	$0.29	$0.01

In the three and nine months ended September 30, 2004 and 2003, the following common stock equivalents, which could potentially dilute basic net income per common share in future periods, were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Outstanding options	408	—	408	—
Preferred stock warrants	5	712	—	712

Total	413	712	408	712

Product Warranty

SiRF provides for the estimated cost of product warranties at the time it recognizes revenue. Product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for known product issues were not significant as of and for the three and nine months ended September 30, 2004 and 2003. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three and nine months ended September 30, 2004 and 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, the Company believes that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the current software development process is essentially completed concurrent with the establishment of technological feasibility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In Thousands)
Gross research and development expense	$5,658	$4,173	$16,213	$11,164
Less: recognized engineering services income	(26)	(262)	(148)	(573)

Net research and development expense	$5,632	$3,911	$16,065	$10,591

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

The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income applicable to common stockholders as reported	$4,972	$2,680	$13,627	$343
Add: Stock-based employee compensation expense included in reported net income	1,365	582	4,950	895
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants	(2,522)	(1,044)	(7,454)	(1,925)

Pro forma net income (loss)	$3,815	$2,218	$11,123	$(687)

Net income (loss) per share
Basic:
As reported	$0.11	$0.39	$0.45	$0.05
Pro forma	$0.08	$0.32	$0.37	$(0.10)
Diluted:
As reported	$0.10	$0.07	$0.29	$0.01
Pro forma	$0.08	$0.06	$0.24	$(0.10)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information above regarding net income (loss) and net income (loss) per share was prepared in accordance with SFAS No. 123 and has been determined as if the Company accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan (“ESPP”), adopted in the second quarter of fiscal 2004, under the fair value method as prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method with the weighted-average assumptions listed below. Options granted on or after February 10, 2004, have been valued using the Black-Scholes option pricing model with an expected stock volatility of 70%. The fair value of stock options and purchase rights was estimated with the following weighted-average assumptions:

	Stock Options				ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2004
Risk-free interest rate	2.8%	3.3%	2.8%	3.1%	1.7%	1.7%
Average expected life of options (in years)	3.0	4.3	3.4	4.3	6 months	6 months
Volatility	70%	—	67%	—	70%	70%
Dividend yield	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock during the three and nine months ended September 30, 2004, was $5.58 and $5.86, respectively. The weighted average fair value of options granted with an exercise price below the deemed fair value of common stock during the first nine months of fiscal 2004 was $1.21. No options were granted in third quarter of fiscal 2004 with an exercise price below the deemed fair value of common stock. The weighted average fair value of options granted with an exercise price below the deemed fair value of common stock during the three and nine months ended September 30, 2003, was $2.14 and $1.79, respectively. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock was $0.47 for the nine months ended September 30, 2003. No options were granted in the three months ended September 30, 2003, with weighted average fair value of options equal to the deemed fair value of common stock.

For purposes of pro forma disclosures, the estimated fair value of the 2004 ESPP purchase rights is amortized over the individual accumulation periods comprising the initial offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28. The weighted average fair value of the ESPP purchase rights was $5.05 in the third quarter and first nine months of fiscal 2004.

Indemnifications

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chip sets and to license the Company’s IP core technology or embedded software, under which the Company may indemnify customers for intellectual property infringement related specifically to the use of such products.

Note 2. Initial Public Offering

On April 22, 2004, SiRF commenced trading of its common stock on the NASDAQ National market in an initial public offering with the sale of 8,650,000 shares of common stock (including the exercise of the over-allotment option of 1,650,000 shares) at $12.00 per share and realized net proceeds of $94.1 million, after deducting underwriters’ discounts and expenses. Concurrent with the closing of the offering, all of SiRF’s outstanding convertible preferred stock was converted into 29,100,184 shares of common stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Acquisition of a Development-Stage Company

On March 28, 2003, SiRF acquired Enuvis, a development-stage company specializing in wireless location technology. The aggregate purchase price of $11,140,000 consisted of 1,572,417 shares of Series H preferred stock valued at $10,221,000, immediately exercisable warrants to acquire 132,364 shares of Series H preferred stock valued at $767,000 and direct acquisition costs of approximately $152,000. The value of the series H preferred stock issued in the Enuvis transaction was determined based upon SiRF’s management and Board of Directors’ best estimates through negotiations between SiRF and Enuvis’ former Board of Directors. Enuvis had no customers and was not generating revenue. Accordingly, the Company does not believe the Enuvis acquisition met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations. The excess of the purchase consideration over the fair value of the net assets acquired was allocated on a proportionate basis to the assets acquired and no goodwill was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

(In thousands)
Current assets	$156
Property and equipment	1,109
Identified intangible assets	10,123

Total assets acquired	11,388
Current liabilities assumed	(248)

Net assets acquired	$11,140

The acquired identified intangible assets include existing developed core technology of approximately $9,599,000 with a five-year useful life and assembled workforce of $524,000 with a two-year useful life. The acquired identified intangible assets are amortized on a straight-line basis.

Note 4. Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of September 30, 2004 and December 31, 2003:

September 30, 2004

(Unaudited)

(In thousands)

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate notes and bonds	$56,698	$8	$(7)	$56,699
Government agencies	57,279	11	(12)	57,278
Auction rate securities	3,000	—	—	3,000
Money market funds	16,307	—	—	16,307

Total	$133,284	$19	$(19)	$133,284

Reported as:
Cash and cash equivalents	$106,946	$—	$(5)	$106,941
Marketable securities	4,057	—	(2)	4,055
Long-term investments	22,281	19	(12)	22,288

Total	$133,284	$19	$(19)	$133,284

December 31, 2003

(In thousands)

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$1,355	$12	$—	$1,367
Government agencies	2,698	10	—	2,708
Money market funds	13,537	—	—	13,537

Total	$17,590	$22	$—	$17,612

Reported as:
Cash and cash equivalents	$13,537	$—	$—	$13,537
Marketable securities	820	7	—	827
Long-term investments	3,233	15	—	3,248

Total	$17,590	$22	$—	$17,612

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Due in 1 year or less	$94,689	$827
Due in 1 to 5 years	20,288	3,248
Due after 10 years	2,000	—

	$116,977	$4,075

Note 5. Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Work in process	$118	$345
Finished goods	3,978	7,623

	$4,096	$7,968

Note 6. Segment and Geographical Information

As of September 30, 2004 and December 31, 2003, substantially all of our long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Net revenue:
United States	$8,193	$2,608	$24,726	$5,647
Export sales from the United States:
Taiwan	15,937	6,429	35,665	13,856
China	597	2,044	5,781	5,866
New Zealand	2,342	2,878	6,777	5,628
Germany	—	5,877	29	8,462
Europe (excluding Germany)	3,018	1,189	7,725	4,171
Other	937	829	9,129	3,247

Net revenue	$31,024	$21,854	$89,832	$46,877

Note 7. Customer Concentration

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	September 30, 2004	December 31, 2003	Three Months Ended September 30,		Nine Months ended September 30,
			2004	2003	2004	2003
Customer
A	6%	32%	2%	9%	5%	13%
B	8%	—	15%	7%	13%	7%
C	14%	7%	22%	13%	16%	13%
D	—	49%	—	12%	17%	7%
E	—	—	—	8%	—	8%
F	20%	—	25%	7%	19%	8%
G	8%	—	5%	9%	5%	8%
H	—	—	—	18%	—	12%
I	16%	—	6%	—	2%	—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The outstanding accounts receivable balances of customer D include royalty revenue for the fourth quarter of fiscal 2003, which according to the contract is payable approximately 45 days from December 31, 2003.

Note 8. Identified Intangible Assets

Identified intangible assets at September 30, 2004, consist of the following:

	Gross Assets	Accumulated Amortization	Net
		(In thousands)
Acquisition-related developed and core technology	$19,599	$(6,629)	$12,970
Acquisition-related customer relationships	6,000	(3,600)	2,400
Acquisition-related assembled workforce	524	(395)	129

Total acquisition-related intangible assets	26,123	(10,624)	15,499

Intellectual property assets	850	(293)	557

Total identified intangible assets	$26,973	$(10,917)	$16,056

Identified intangible assets at December 31, 2003, consist of the following:

	Gross Assets	Accumulated Amortization	Net
		(In thousands)
Acquisition-related developed and core technology	$19,599	$(4,252)	$15,347
Acquisition-related customer relationships	6,000	(2,700)	3,300
Acquisition-related assembled workforce	524	(198)	326

Total acquisition-related intangible assets	26,123	(7,150)	18,973

Intellectual property assets	300	(150)	150

Total identified intangible assets	$26,423	$(7,300)	$19,123

In the third quarter of fiscal 2004, the Company acquired an intellectual property asset at a cost of $550,000. The acquired intellectual property asset is being amortized using the straight line method over its useful life of three years.

Amortization expense of acquisition-related intangible assets was $1,158,000 and $3,474,000 in the three and nine months ended September 30, 2004 and $1,158,000 and $2,929,000 in the three and nine months ended September 30, 2003. Amortization of intellectual property assets of $68,000 and $143,000 in the three and nine month periods ended September 30, 2004 and $38,000 and $113,000 in the corresponding prior year period, was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at September 30, 2004 is as follows:

Fiscal year:	(In thousands)
2004 (remaining 3 months)	$1,242
2005	4,617
2006	4,253
2007	3,277
2008	1,729
Thereafter	938

Total	$16,056

Note 9. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Deferred revenue	$1,146	$1,523
Less inventory held at distributors	(469)	(1,006)

Deferred margin on shipments to distributors	$677	$517

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Long-Term Obligations

In September 2000, SiRF entered into an agreement to settle a lawsuit regarding certain patent rights, resulting in a litigation settlement obligation. As of September 30, 2004, the balance of this litigation settlement obligation was approximately $2,420,000, of which $685,000 was classified as short-term. As of December 31, 2003, the balance of this litigation settlement obligation was approximately $3,275,000, of which $500,000 was classified as short-term.

The Company established a short-term revolving line of credit under which it may borrow up to $4.0 million, including $2.5 million in the form of letters of credit, with an interest rate of prime plus 1.0%, and a minimum of 5.25% (5.75% as of September 30, 2004). The line of credit is available through March 2006 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of September 30, 2004 or December 31, 2003. As of December 31, 2003, the Company had a $2.0 million standby letter of credit that was collateralized by its short-term revolving line of credit. There were no letters of credit collateralized by the line of credit as of September 30, 2004.

Note 11. Stock Option and Employee Stock Purchase Plans

In March 1995, SiRF adopted the 1995 Stock Plan (the “1995 Plan”) to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock.

In March 2004, SiRF adopted the 2004 Stock Incentive Plan (the “2004 Plan”) and on April 22, 2004, the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of the initial public offering. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding at that time, or (iii) a number of shares determined by the Board of Directors. Forfeited options or awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

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

Note 12. Deferred Stock Compensation Expense

In connection with options granted to employees to purchase common stock, the Company recorded deferred stock compensation of approximately $27,000 for the nine months ended September 30, 2004, and $10,092,000 for the year ended December 31, 2003. Such amounts represent, for employee stock options, the difference between the exercise price and the deemed fair market value of SiRF’s common stock at the date of grant. The deferred charges for employee options are amortized to expense over the vesting period, using a multiple option valuation approach, on an accelerated basis in accordance with FIN No. 28. The Company reversed previously recorded deferred stock compensation expense of $6,000 and $106,000 for the three and nine months

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2004, and $40,000 and $791,000 for the three and nine months ended September 30, 2003, respectively, in connection with the termination of the related employees. Net stock compensation expense was $1,365,000 and $4,950,000 for the three and nine months ended September 30, 2004, and $582,000 and $895,000 for the three and nine months ended September 30, 2003, respectively. Except for amounts included in cost of product revenue, SiRF reports amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statement of operations.

Note 13. Related Party Transactions

The Company entered into an agreement with Skyworks Solutions, Inc. (“Skyworks”) to manufacture certain GPS semiconductors. One of the Company’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three and nine months ended September 30, 2004, SiRF purchased $1.2 million and $2.6 million of product from Skyworks, respectively. In the three and nine months ended September 30, 2003, SiRF purchased $1.0 million and $2.6 million of product from Skyworks, respectively. As of September 30, 2004, SiRF had $367,000 of trade payables to Skyworks and non-cancelable purchase orders of $788,000. At December 31, 2003, the Company had $781,000 of trade payables to Skyworks and non-cancelable purchase orders of $260,000.

In connection with the purchase of the GPS semiconductor product line of Conexant in September 2001, the Company entered into an agreement with Conexant, a significant stockholder of SiRF as of September 30, 2004 and December 31, 2003, to manufacture certain GPS semiconductors. Under this agreement, the Company purchased products for $2.5 million in the nine months ended September 30, 2003. No product was purchased during the three and nine months ended September 30, 2004, as well as in the three months ended September 30, 2003. As of December 31, 2003, the Company had an immaterial amount of trade payables to Conexant. This agreement expired in March 2003.

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to OEMs outside of that region, the anticipated features, benefits and timing of volume shipments of our new products, our profitability, our critical accounting policies, our gross margins, our expenses, our revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, concentration of markets for our products, our dependency on and relationships with our customers, costs of being a public company, future acquisitions or investments, competition, our intellectual property and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. We have an intellectual property portfolio of 89 patents granted in the United States and 14 patents granted in foreign countries.

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

On April 22, 2004, we completed an initial public offering in which we sold 7,000,000 shares of common stock at $12.00 per share. In addition, we sold 1,650,000 shares of common stock at $12.00 per share in connection with the exercise of the underwriters’ overallotment option. The total aggregate proceeds from these transactions were $103,800,000. Underwriters’ discounts and other related costs were approximately $9,706,000 resulting in net proceeds to SiRF of approximately $94,094,000. Upon the closing of our offering, all of our preferred stock, par value $0.0001 per share, automatically converted into 29,100,184 shares of common stock.

We had an accumulated deficit of $77.7 million as of September 30, 2004. Although we recently became profitable, we may not be able to maintain profitability. Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock option valuation, which impacts footnote disclosure, as well as recognition of stock-based compensation which impacts cost of revenue, gross margin and operating expenses; (d) accounts receivable allowance, which impacts general and administrative expense; (e) warranty reserve, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the write-off of which impacts operating expenses; and (g) valuation of deferred income taxes. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

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

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributors to their customers. In addition, we record allowances at the time of sale for estimated sales returns. We determine these allowances based upon historical rates of returns. Accounts receivable from distributors are recognized and inventory is released upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms. Revenue recognition depends on notification from the distributor that the product has been sold to the end customer. Information reported to us by the distributor includes quantity and end-customer shipment information, as well as monthly inventory on hand at the distributor. Distributor month-end inventory quantities are subsequently reconciled to deferred revenue balances.

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

Inventory. We record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold.

Stock Options. We have elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Therefore, we do not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In accordance with SFAS No. 123 as amended by SFAS No. 148, we disclose our pro forma net income (loss) and net income (loss) per share as if we had expensed the fair value of the options. In calculating such fair value, we make certain assumptions, as disclosed in Note 1 of our condensed consolidated financial statements, consisting of the stock price volatility, expected life of the option, risk-free interest rate and dividend yield. Actual volatility, expected lives, interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of September 30, 2004, 34% of our receivables was concentrated in two customers. Therefore, a significant change in the liquidity or financial position of any one customer could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

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

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of September 30, 2004 and December 31, 2003, we have recorded a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty of their realizability. We have a history of losses and have only become profitable since the third quarter of fiscal 2003. If we were to determine that a decrease in our valuation allowance in the future is necessary, an adjustment to the valuation allowance would result in an income tax benefit in such period.

Results of Operations

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
				(Dollars in thousands)
Product revenue	$28,623	92%	$21,099	97%	$79,547	89%	$45,986	98%
License royalty revenue	2,401	8%	755	3%	10,285	11%	891	2%

Net revenue	$31,024		$21,854		$89,832		$46,877

Increase, period over period	$9,170				$42,955

Percentage increase, period over period	42%				92%

Net revenue increased 42% and 92% in the third quarter and first nine months of fiscal 2004, respectively, compared to the corresponding prior year periods due primarily to an increase in product revenue, and to a lesser extent, an increase in license royalty revenue. The increase in product revenue in the third quarter of fiscal 2004 as compared to the prior year period resulted primarily from a 74% increase in unit shipments of chip sets partially offset by a 22% decline in average selling prices. The increase in product revenue in the first nine months of fiscal 2004 as compared to the corresponding prior year period was due primarily to a 115% increase in unit shipments of chip sets offset by a 19% decline in average selling prices. License royalty revenue increased significantly in the third quarter and first nine months of fiscal 2004 as compared to the prior year periods due primarily to introduction by licensees of products incorporating our licensed intellectual property in the second half of fiscal 2003, as well as increased royalty revenue on premium software licenses.

Export sales from the United States to customers outside the United States accounted for 74% and 88% of net revenue in the third quarter of fiscal 2004 and 2003, respectively, and 72% and 88% of net revenue in the first nine months of fiscal 2004 and 2003, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 63% and 55% of net revenue in the third quarter of fiscal 2004 and 2003, respectively, and approximately 63% and 61% in the first nine months of fiscal 2004 and 2003, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Cost of revenue	$13,586	$9,963	$39,175	$21,611

Percentage of net revenue	44%	46%	44%	46%

Increase, period over period	$3,623		$17,564

Percentage increase, period over period	36%		81%

Cost of revenue increased in the third quarter and first nine months of fiscal 2004 as compared to the corresponding prior year periods due to an increase in the volume of chip sets shipped and recognized as product revenue. Cost of revenue as a percentage of net revenue decreased in both the third quarter and first nine months of fiscal 2004 as compared to the corresponding prior year periods due primarily to increased license royalty revenue, which has no cost of revenue, and declines in per-unit materials cost.

Gross profit and gross profit margin for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Gross profit	$17,438	$11,891	$50,657	$25,266

Gross profit percentage	56%	54%	56%	54%

Increase, period over period	$5,547		$25,391

Percentage increase, period over period	47%		100%

Gross profit margin percentage increased in both the third quarter and first nine months of fiscal 2004 as compared to the corresponding prior year periods due primarily to license royalty revenue, which has no cost of revenue, becoming a greater percentage of total net revenue. This increase was partially offset by declines in average selling prices, moderated by decreased materials costs. In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold (including the extent of license royalty revenue), the availability and cost of products from our suppliers, manufacturing yields (particularly on new products), increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs have been offset by income from engineering services arrangements with certain customers. Engineering services income was $26,000 and $262,000 in the third quarter of fiscal 2004 and 2003, respectively, and $148,000 and $573,000 in the first nine months of fiscal 2004 and 2003, respectively. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Research and development	$5,632	$3,911	$16,065	$10,591

Percentage of net revenue	18%	18%	18%	23%

Increase, period over period	$1,721		$5,474

Percentage increase, period over period	44%		52%

Research and development expense increased in both the third quarter and first nine months of fiscal 2004 as compared to the prior year periods due primarily to increases in headcount and related expenses, mask design costs and professional services related primarily to the development of SiRFstarIII. The increase in research and development expense in both periods was moderated by a decline in engineering services income, which is classified as a reduction of research and development expense. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Sales and marketing	$2,645	$2,304	$7,807	$6,587

Percentage of net revenue	9%	11%	9%	14%

Increase, period over period	$341		$1,220

Percentage increase, period over period	15%		19%

Sales and marketing expense increased in both the third quarter and first nine months of fiscal 2004 as compared to the corresponding prior year periods due primarily to increases in headcount and related expenses. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel and for outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
General and administrative	$2,009	$1,157	$5,306	$3,196

Percentage of net revenue	6%	5%	6%	7%

Increase, period over period	$852		$2,110

Percentage increase, period over period	74%		66%

General and administrative expense increased in both the third quarter and first nine months of fiscal 2004 as compared to the prior year periods due to increases in headcount and related expenses and professional services. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangibles

Acquired identified intangible assets other than goodwill consist of acquired developed technology, core technology, customer list and assembled workforce. These acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from two to eight years.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,158	$1,158	$3,474	$2,929

Percentage of net revenue	4%	5%	4%	6%

Increase, period over period	$—		$545

Percentage increase, period over period	—		19%

Amortization of acquisition-related intangible assets remained flat in the third quarter of fiscal 2004 as compared to the prior year period and increased in the first nine months of fiscal 2004 as compared to the corresponding prior year period. The increase in the first nine months of fiscal 2004 was due to the acquisition of purchased intangible assets related to the Enuvis acquisition at the end of the first quarter of fiscal 2003. See Note 3 to the condensed consolidated financial statements. Based upon the current balance of acquired intangible assets, we expect amortization of acquisition-related intangible assets to remain relatively constant through the rest of 2004.

Stock Compensation Expense

Stock compensation expense results from the grant of stock options at exercise prices lower than the deemed fair value of the underlying common stock on the grant date for directors, officers and employees and the deemed fair value of stock options granted to consultants. We recorded approximately $27,000 of additional deferred stock compensation in the first quarter of fiscal 2004 and approximately $10.1 million during the year ended December 31, 2003, from the grant of stock options to officers and employees. We are amortizing deferred stock compensation on an accelerated basis, using a multiple option valuation approach under Financial Accounting Standards Board (“FASB”), Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period, which is generally four years.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Stock compensation expense	$1,233	$501	$4,368	$1,160

Percentage of net revenue	4%	2%	5%	2%

Increase, period over period	$732		$3,208

Percentage increase, period over period	146%		277%

Stock compensation expense increased in both the third quarter and first nine months of fiscal 2004, as compared to the corresponding prior year periods due to amortization of deferred stock compensation associated with options granted at a discounted exercise price during the second half of fiscal 2003. We expect to incur stock compensation expense of $1.0 million in the fourth quarter of fiscal 2004, $2.1 million in 2005, $523,000 in 2006 and $109,000 in 2007. Amortization expense is allocated among cost of product revenue and operating expense categories based on the primary activity of the individuals who received the option grants. Except for amounts included in cost of product revenue, we report amortization of deferred stock-based compensation as a separate line item in the accompanying condensed consolidated statement of operations.

Other Income (loss), Net

Other income (loss), net, consists of interest earned on our cash and investments, offset by interest expense associated with our debt obligations. Other income (loss), net, was $484,000 and $719,000 in the third quarter and first nine months of fiscal 2004, respectively, and $(4,000) and $61,000 in the third quarter and first nine months of fiscal 2003, respectively. The increase in other income, net, in both periods as compared to the corresponding prior year periods is attributable to higher average invested cash, short- and long-term investment balances resulting from our recent initial public offering, which yielded more interest income in the fiscal 2004 periods, increased average interest rates associated with our investment mix and to a lesser extent a decrease in interest expense attributable to lower average debt balances.

Provision for Income Taxes

Provision for income taxes was $273,000 and $729,000 in the third quarter and first nine months of fiscal 2004, respectively, and $176,000 and $53,000 in the third quarter and first nine months of fiscal 2003, respectively. Provision for income taxes increased in both the third quarter and first nine months of fiscal 2004 as compared to the corresponding prior year periods due to the amount of profit realized in fiscal 2004. Our estimated effective tax rate was 5% for the 2004 and 2003 fiscal years.

Liquidity and Capital Resources

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit and equipment lease lines, and have become profitable since the third quarter of fiscal 2003. Through September 30, 2004, we have raised approximately $177 million through equity financings. As of September 30, 2004, we had $113.3 million in cash, cash equivalents, and marketable securities and $119.4 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $17.5 million and $23.8 million in working capital as of December 31, 2003. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash provided by operating activities was $23.5 million in the first nine months of fiscal 2004 as compared to $5.8 million in the corresponding prior year period. Net cash provided by operating activities in the first nine months of fiscal 2004 resulted primarily from net income of $13.6 million, which included non-cash reconciling items of $9.9 million in stock compensation expense and depreciation and amortization, decreases in inventory of $3.9 million due to strong customer demand, and an increase in accrued payroll and related benefits of $1.8 million due mainly to increased bonus accrual as well as increased Employee Stock Purchase Plan withholdings. Cash flow from operations was moderated by increases in accounts receivable of $3.6 million due to increased sales in the month of September, as well as decreases in accounts payable of $1.5 million due to timing of receipt of inventories from our suppliers. Net cash provided by operating activities in the first nine months of fiscal 2003 was attributable primarily to net earnings of $811,000 adjusted for non-cash reconciling items of $5.3 million in stock compensation expense and depreciation and amortization, an increase in accounts payable of $3.1 million, and an increase in cash of $1.4 million resulting from net changes in other operating assets and liabilities, moderated by increases in accounts receivable and inventory of $3.4 million and $1.5 million, respectively.

Investing Activities. Net cash used in investing activities was $24.6 million in the first nine months of fiscal 2004 as compared to $1.1 million in the corresponding prior year period. Net cash used in investing activities in the current period was driven by purchases of available-for-sale investments of $116.5 million with proceeds from our initial public offering, net of maturities and sales of available-for-sale investments of $94.2 million, and to a lesser extent, capital expenditures of $2.3 million. Net cash used in investing activities in the first nine months of fiscal 2003 was due primarily to capital expenditures of $1.0 million.

Financing Activities. Net cash provided by financing activities was $93.7 million in the first nine months of fiscal 2004 as compared to net cash used in financing activities of $1.3 million in the corresponding prior year period. Net cash provided by financing activities in the current period was driven primarily by our initial public offering, in which we realized net proceeds of $94.1 million. In the first nine months of fiscal 2003, net cash used by financing activities was due primarily to payments on borrowings and a litigation settlement obligation of $1.4 million, moderated by proceeds from the exercise of options to purchase our common stock.

In March 2004, we renewed our bank line of credit for two additional years. As of September 30, 2004, we had no outstanding borrowings under our line of credit. We also have one capital lease agreement under which we had $41,000 in outstanding borrowings as of September 30, 2004. Borrowings under this capital lease agreement bears interest at an annual effective rate of 13.2% and is collateralized by the related equipment. In August 2004, we paid off an existing capital lease, the lender of which, Pentech Financial Services, Inc., holds a warrant to purchase 4,782 shares of our common stock, which expires in 2008.

Capital expenditures were $2.3 million in the first nine months of fiscal 2004, and $1.4 million for the year ended December 31, 2003. These expenditures consisted primarily of computer equipment, software, office and test equipment, intellectual property asset purchases, as well as leasehold improvements. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit, cash generated from operating activities and net proceeds of $94.1 million from our initial public offering, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders.

As of September 30, 2004, our principal commitments consisted of amounts payable under equipment loans, capital and operating leases and the litigation settlement obligation.

The following summarizes our contractual obligations at September 30, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Capital lease obligations	$46	$25	$21	$—	$—
Operating leases	5,423	2,745	2,313	320	45
Non-cancelable purchase orders	788	788	—	—	—
Litigation settlement obligation (1)	2,420	685	1,500	235	—

Total	$8,677	$4,243	$3,834	$555	$45

(1)	The yearly litigation settlement payment may be higher depending upon future revenue levels. The settlement agreement provides for the greater of $125,000 per quarter or 1% of revenue. However, the total cumulative amount of the cash payments under the settlement agreement cannot exceed $5.0 million. The litigation settlement allows for a reduction in the $5.0 million cash obligation of the litigation settlement upon the occurrence of certain events, the first of which was our initial public offering. However, the settlement agreement provides that the combination of litigation obligation cash payments and net proceeds from the exercise and sale of 212,796 shares subject to a warrant received as part of the settlement agreement, must be at least $9.0 million.

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

We have only become profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of September 30, 2004, we had an accumulated deficit of approximately $77.7 million. We intend to significantly increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, we recently introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. These products are not yet in commercial production. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

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

We believe that over 90% of our net revenue in the nine months ended September 30, 2004, and during the 2003 fiscal year was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had 3 customers, Promate, Leadtek and Gateway, which individually accounted for 10% or more of our net revenue in the third quarter of fiscal 2004. In the first nine months of fiscal 2004, Promate, Leadtek, Gateway and Motorola, individually accounted for 10% or more of our net revenue. These customers accounted for approximately 62% and 65% of our net revenue in the third quarter and first nine months of fiscal 2004, respectively. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer, such as Promate, purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of September 30, 2004, we had 89 patents granted in the United States, 105 patent applications pending in the United States, 14 patents granted in foreign countries and 95 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

We have agreed to indemnify some customers for certain costs and damages of intellectual property infringement in some circumstances. This practice may subject us to significant indemnification claims by our customers or others. In addition to indemnification claims by our customers, we may also have to defend related third-party infringement claims made directly against us. In some instances, our GPS products are designed for use in devices used by potentially millions of consumers, such as cellular telephones, which could subject us to considerable exposure should an infringement claim occur. For example, we received a letter from a major customer in August 2003 informing us that this customer received notice from one of our competitors that the inclusion of our chip sets into our customer’s products requires the payment of patent license fees to the competitor. In April 2004, we received additional notices from this customer regarding reimbursement of these patent license fees with respect to certain previously purchased products and future products purchased. We cannot provide assurance that such claims will not be pursued or that these claims, if pursued, would not harm our business.

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

Many of our customers are also large integrated circuit suppliers and some of our large customers already have GPS expertise in-house. These large customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology and support of such customers to effectuate the transfer of technology may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. For example, STMicroelectronics, a customer of ours, has internally developed a GPS solution for the automotive market in which we compete. Further, each new design by a customer presents a competitive situation. We in the past have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to license products from us at the same volumes. Competition could increase pressure on us to lower our prices and profit margins.

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

We derived approximately 74% and 88% of our net revenue on export sales from the United States in the third quarter of fiscal 2004 and 2003, respectively, and approximately 72% and 88% in the first nine months of fiscal 2004 and 2003, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 63% and 55% of our net revenue in the third quarter of fiscal 2004 and 2003, respectively, and approximately 63% and 61% in the first nine months of fiscal 2004 and 2003, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the establishment of a classified board of directors requiring that not all members of the board be elected at one time;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to remove directors for cause; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2004, our cash equivalents and investment portfolio consisted of commercial paper, government bonds, auction rate securities and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond three months at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available for sale. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On April 26, 2004, we issued 4,250 shares of our common stock to John Balletto, pursuant to an exercise of a warrant held by Mr. Balletto. The warrant was exercisable for 5,240 shares of common stock, however 10%, or 524, of the shares subject to the warrant were not exercised but were held in escrow. These 524 shares are no longer held in escrow and on August 3, 2004, we issued 447 shares of our common stock to Mr. Balletto. The exercise price was paid for by net issuance exercise, in which Mr. Balletto relinquished his right to purchase 77 shares of common stock pursuant to the terms of the warrant. On July 13, 2004, we issued 15,384 shares of our common stock to Tech Ventures II, Ltd., pursuant to an exercise of a warrant by Tech Ventures II, Ltd. The exercise price of $99,996 was paid for in cash. On August 26, 2004, we issued 4,716 shares of our common stock to Richard Malone, pursuant to an exercise of a warrant held by Mr. Malone. The warrant was exercisable for 5,240 shares of common stock, however 524 shares remain unexercised. The exercise price of $7,687 was paid for in cash. On September 21, 2004, we issued 8,748 shares of our common stock to Jesse Stone, pursuant to an exercise of a warrant held by Mr. Stone. The exercise price was paid for by net issuance, in which Mr. Stone relinquished his right to purchase 1,178 shares of common stock pursuant to the terms of the warrant. On September 22, 2004, we issued 79 shares of our common stock to Richard J. Clayton, pursuant to an exercise of a warrant held by Mr. Clayton. The exercise price was paid for by net issuance, in which Mr. Clayton relinquished his right to purchase 71 shares of common stock pursuant to the terms of the warrant.

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

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc.

Date: November 12, 2004	By:	/s/ Michael L. Canning
Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: November 12, 2004		/s/ Walter D. Amaral
Walter D. Amaral Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.