Form 10-K
period 2004-12-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2005-03-22
CIK 1163943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

000-50669

SiRF TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0576030
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

148 E. Brokaw Road, San Jose, California	95112
(Address of principal executive office)	(Zip Code)

(408) 467-4010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $442,775,475 (based on the last reported sale price of $13.07 on June 30, 2004). Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the Company. This determination of affiliate status is not a conclusive determination for other purposes.

47,156,716 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee and audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2004, in connection with the solicitation of proxies for the registrant’s 2005 Annual Meeting of Stockholders.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements, including, but not limited to, statements about our expectations regarding the anticipated benefits of our design process, test methodologies and quality assurance procedures, the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers, or OEMs, outside of that region, our ability to obtain additional production capacity, our beliefs regarding the key competitive factors in our markets, increases in research and development costs, sales and marketing expenses and general and administrative expenses, the anticipated features, benefits and timing of volume shipments of our new products and prices of mature products, the areas of research and development of our India development center, our profitability, our critical accounting policies, our gross margins, our expenses, our revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, concentration of markets for our products, our dependency on relationships with and concentration of our customers, costs of being a public company, future acquisitions or investments, competition, our intellectual property including our ability to obtain patents in the future, and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

PART I

Item 1.	Business

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial applications. Location awareness capabilities allow a user to determine and use location information to gain access to applications and services, such as navigation or roadside assistance. Location awareness capabilities may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. Our products use the Global Positioning System, which is a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world. We offer a broad range of GPS chip sets and premium software products for high volume-GPS markets. Each of our current chip set product lines consists of two integrated circuits, a radio frequency integrated circuit and a digital signal processing circuit, and standard embedded GPS software. In addition to chip sets and standard embedded software, we also provide premium software products, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive. We market and sell our products in four target platforms: wireless handheld, automotive, portable computing devices and dedicated or embedded consumer and commercial devices.

Products

We offer a broad range of GPS chip set and premium software products for high-volume GPS markets. We introduced our first-generation product architecture, called SiRFstarI, in 1996 with a focus on automotive applications. We introduced a low-power product line, called SiRFstarI/LX, based on this architecture in late 1997. We introduced our SiRFstarII architecture in both IP core and chip set forms in 1999. SiRFstarIIe was our first chip set product line based on this architecture, followed in 2002 by our SiRFstarIIe/LP and SiRFstarIIt products. In October 2002, we introduced SiRFLoc client software, and in May 2003, we introduced SiRFXTrac, both of which are premium software products. Following our acquisition of Conexant’s GPS chip set business, we offered its Zodiac product line, which we are no longer actively marketing. Our product lines are available in multiple packaging options. In February 2004, we announced three new products: (a) SiRFstarIII, our latest generation GPS architecture with embedded SiRFLoc client software, both in chip set and intellectual property core form; (b) SiRFSoft with SiRFLoc client software, our GPS solution for application processor powered wireless platforms; and (c) SiRFLoc server, a multimode aiding platform that can be deployed in wireless networks to improve the performance of GPS enabled devices. These products are not yet in high-volume commercial production.

Each of our current chip set product lines consists of two integrated circuits, a radio frequency integrated circuit and a digital signal processing circuit, and standard embedded GPS software. The radio frequency integrated circuit is an analog semiconductor that detects and processes radio frequency signals from GPS satellites. The digital signal processing circuit is a semiconductor that helps process those signals to create data. The standard embedded GPS software searches satellite signals and uses satellite data to calculate location. In addition to chip sets and standard embedded software, we also provide premium software products, SiRFLoc, SiRFXTrac, SiRFDRive and SiRFNav, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive.

Our products have been integrated into such mobile consumer devices as mobile phones, automobile navigation systems, personal digital assistants, or PDAs, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems.

The following table summarizes the features of our current SiRFstar-based products.

Chip Set Products and Standard Embedded Software		Description
SiRFstarIIe product line	•	Radio frequency integrated circuit with ability to support multiple frequency inputs
	•	State-of-the-art digital signal processing circuit designed to detect very weak signals and built-in differential GPS processor to improve accuracy
	•	Standard embedded GPS software
	•	Internal processor and memory that process GPS and some customer-defined software
	•	Licensed to select customers as an IP core
SiRFstarIIe/LP product line	•	Radio frequency integrated circuit
	•	Low-power enhanced digital signal processing circuit with built-in differential GPS processor to improve accuracy
	•	Standard embedded GPS software
	•	Internal processor and memory that process GPS and customer-defined software
	•	Licensed to select customers as an IP core
SiRFstarIIt product line	•	Radio frequency integrated circuit
	•	Low-power enhanced digital signal processing circuit with built-in differential GPS processor and analog to digital converter to support sensors such as gyroscopes
	•	Standard embedded GPS software portable to different host processors for reduced cost

Premium Software		Description
SiRFLoc	•	Software for wireless devices that provides enhanced location information using the capabilities of the wireless networks, as needed, for multimode GPS
SiRFXTrac	•	Software designed to provide high-sensitivity satellite tracking in autonomous GPS applications that cannot use assistance from a wireless network
SiRFDRive	•	Software for automotive applications that enhances positioning by using sensors commonly found in automobiles, such as odometers
SiRFNav	•	Software for automotive navigation systems that shares resources with the host processor

Our product lines are available to OEM customers in four forms: chip sets, modules, IP cores and premium software. For customers with high-volume requirements or unique system requirements, we sell our products as chip sets, which can be integrated into the designs of their products. Customers which require GPS functionality to be added quickly to devices designed primarily for other functions may purchase complete GPS modules based on our chip sets from our value added manufacturers, or VAM, customers. These modules consist of our chip sets mounted on a board that can be readily added to a device. For customers that have very high-volume, cost-sensitive applications such as mobile phones, we also offer our technology in IP core form, consisting of the design code for our chip sets and the source code for the software embedded in the chip sets.

We have developed and are developing premium software products designed to enable our chip sets to be more easily integrated into specific applications, including our SiRFLoc, SiRFXTrac, SiRFDRive and SiRFNav premium software products. We charge a separate licensing royalty for these premium software products. SiRFLoc is premium software for multimode GPS created for wireless devices needing enhanced location information using the assistance capabilities of wireless networks as well as in autonomous environments, where the assistance capability may not be available. It has both client and server software aspects with the client software integrated into the user devices, such as handsets, and with the server core integrating into the wireless network systems, such as location servers. SiRFXTrac is software for PDA and consumer devices that runs on our SiRFStarIIe/LP product line and is designed to track signals in weak-signal environments without any assistance from wireless networks. SiRFDRive is software for automotive applications which uses inputs from the gyroscope, odometer and other sensors in the automobile to complement the GPS satellite signal. SiRFNav is designed to enable the navigation function to be performed by the host processor, which can reduce the cost of the GPS sub-system.

In addition to our chip sets and premium software products, we provide two types of tool kits: evaluation kits and system development kits. Evaluation kits consist of a GPS module as well as software, enabling potential customers to evaluate the performance of our products for their specific environment and application. System development kits are designed to make it easier for our customers to incorporate our GPS technology into their products and reduce their time to market. System development kits consist of hardware reference design information, a software development platform and software tools to link our software to the customer’s system software. We also offer utility software to our customers to assist them in high-volume manufacturing and testing.

Technology

Our SiRFstar GPS architectures are designed to rapidly acquire satellite signals to determine location, receive and process weak signals, use low amounts of power, generate low amounts of heat and provide greater accuracy in a cost-effective structure.

The following are the key SiRFstar GPS architectural features implemented in our products.

Features	Description	Customer Benefit
SiRFLoc MultiMode Location	• Provides both autonomous and aided-GPS capability in wirelessly connected devices • Provides continuous location updates • Can calculate locations in either handsets or the network	• Rapid response time, continuous navigation and improved signal availability in highly degraded environments
SnapLock Signal Acquisition

•      Reacquires satellite signals rapidly after emerging from an obstructed area, for example, when an automobile passes through intersections in an urban area

•      Re-establishes position quickly using re-acquired signal

• Rapid response time, providing more satellite positioning fixes in difficult environments such as urban canyons
SnapStart Fast Start	• Obtains a position fix rapidly	• Significant power savings during idle with fast recovery to user request
SiRFDRive DR Enhanced Location	• Combines measurements from GPS system and dead reckoning devices such as odometers and gyroscopes	• Improves accuracy and location information availability in obstructed environments such as urban canyons, tunnels and parking garages
FoliageLock Signal Sensitivity	• Detects signals with, we believe, as low as 1% of normal strength • Continues operating in dense foliage with, we believe, as low as 1/400th of original signal	• Improved signal availability and, therefore, improved navigation accuracy in wilderness areas having heavy signal degradation
SingleSat Positioning	• Enables automotive GPS applications to operate during short intervals when only one satellite is visible • Permits continued navigation in urban areas	• Improved availability of navigation solution from GPS in areas of severe signal blockage
Dual Multipath Rejection	• Reduces errors caused by reflected signals • Improves GPS accuracy in obstructed environments	• Improved accuracy in urban canyons
Differential GPS Support	• Corrects errors in standard GPS signals using supplementary signals • Supports Federal Aviation Administration’s wide area augmentation system • Improves GPS accuracy to one to five meters	• Improved accuracy for demanding applications where differential signal is available
TricklePower and Adaptive Power Management	• Reduces power consumption and heat dissipation • Increases battery life and allows smaller device sizes	• Intelligent cycling of the GPS core provides lower power consumption in continuous navigation, improving battery life
Push-to-Fix Mode	• Reduces average power consumption for on-demand position applications such as E911 and personal locators	• Fast restart capabilities provide lower power consumption in infrequent positioning applications

Semiconductor Design Methodologies

We use advanced design tools and manufacturing process technologies in our design methodology, which helps reduce die size, power consumption, heat generation and cost for a given function. We further integrate specialized tools to accelerate design and verification time and to reduce the number of modification iterations.

Several factors must be taken into account in the design of GPS-based semiconductors. Because the GPS satellite system employs a very high carrier frequency and very low signal strength, handling noise interference is difficult and requires custom semiconductor design that can handle these radio frequencies. In addition, reliability concerns, such as electrical static discharge and electromigration, further complicate the design considerations. We have adopted a design approach, known as the customer owned tooling approach, for many of our radio frequency semiconductors to address these issues. Under the customer owned tooling, our engineers design the entire circuit and layout, which are delivered to our foundries as a physical layout database. These foundries use the database to fabricate the wafers which they then send to us. Because we design the entire circuit and layout ourselves, rather than using a third party, we believe that we can reduce these types of design problems.

For our digital signal processing semiconductors, we use complementary metal oxide semiconductor, or CMOS, process technology and the turnkey design approach, which takes advantage of existing IP cores and cell libraries offered by our foundries. We deliver to the foundries fully simulated netlists, which are instructions for using these IP cores and cell libraries, and we receive fully tested and packaged parts.

Test Methodologies

Because the GPS satellites are constantly in motion, continuous position fixes at the same physical location do not necessarily result in identical outputs. Moreover, different terrestrial environments will affect the satellite signal in different ways. Consequently, navigation solutions require the collection of large amounts of data in various environments and sophisticated software to analyze these inputs to ensure the best performance across a variety of potential user platforms. Laboratory test environments cannot reliably simulate all possible scenarios, making comprehensive automated testing for GPS products difficult. Over the last nine years, we have developed extensive test methodologies, including laboratory simulation, road testing, pedestrian applications, indoor positioning and aided acquisitions, to assure the quality of our products. These proprietary test methodologies include hundreds of separate tests, which generate large amounts of real-time data which is automatically collected and analyzed. We believe this test system is a key to our ability to release high-quality products in a timely manner.

Customers

We market and sell our products worldwide through a combination of direct sales, independent sales representatives and distributors. We also sell to VAMs, which incorporate our chip sets into modules. We target four major platforms: wireless handheld, automotive, portable computing devices and embedded consumer devices. The following is a list of our top direct customers in each of our four target markets, based on shipments made during 2004:

Market	Customer
Wireless Handheld Applications	• Flextronics • Motorola PCS-3G Group
Automotive Applications	• Siemens VDO
Mobile Computing Applications	• Leadtek • Promate • Royaltek
Embedded Consumer Applications	• Lowrance • Navman

Promate, Leadtek, Gateway Technology Services and Motorola each accounted for at least 10% of our net revenue in 2004. In total, these customers accounted for 64% of our net revenue in 2004. In addition, many of our direct customers in turn sell to branded OEMs, such as Motorola’s iDEN group, MiTAC, TomTom, Microsoft, Hewlett Packard, Dell, Palm and Medion, which sell products using our chip sets.

Export sales from the United States to customers outside the United States accounted for 75% and 87% of our net revenue in 2004 and 2003, respectively. For a discussion of our net revenue by geographic region, please see note 7 of the notes to the consolidated financial statements.

Manufacturing

We use independent semiconductor manufacturers to fabricate our semiconductors. By contracting our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. This fabless business model also allows us to take advantage of the research and development efforts of leading manufacturers and to maintain flexibility in choosing suppliers that meet our technology and cost requirements. Our products are manufactured using CMOS, bipolar or a combination of bipolar and CMOS (BiCMOS), and silicon germanium (SiGe) process technologies.

We design our products to be compatible with industry standard manufacturing processes, allowing us to work with multiple manufacturers. Our foundries are NEC in Japan, Samsung in South Korea, STMicroelectronics in Italy and Freescale in the United States. Each foundry currently manufactures only one or two of our semiconductors. We prequalify each manufacturing plant that we intend to use by having our quality assurance team evaluate each plant. We maintain an operations and quality engineering group that manages manufacturing logistics, including product planning, work-in-progress control, shipping and receiving and our relationships with contractors. While we believe that we have adequate capacity to support our current sales levels, we intend to continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. Because we use independent foundries to manufacture our semiconductor products, we may face risks such as lack of manufacturing capacity and limited control over delivery schedules, quality assurance, production costs and manufacturing yields.

Assembly and Test

ASAT of Hong Kong, ASE of Taiwan, STATSChipPAC of Singapore and Samsung of South Korea and its manufacturing plants worldwide conduct our assembly, testing and finish operations. All testing is performed on standardized equipment using proprietary programs developed by our test engineering groups in collaboration with our manufacturing partners. We use standard packages for most of our products.

Quality Assurance

We focus on product reliability from the initial stage of the design cycle through each specific design process. We review quality and reliability data from our foundries and assembly subcontractors through each stage of the production cycle. We closely monitor foundry production to enhance product quality and reliability and yield levels. Each of our products undergo three test cycles, which are known as alpha, beta and production. We believe this testing allows us to improve the quality and reliability of our products. In the alpha cycle, we test the samples of the products with tests that simulate the use of the product in real-life environments. In the beta cycle, after the product has been validated in the alpha cycle, we send the product to a select number of customers who test the product in diverse environments and provide us with feedback. In the production cycle, after feedback from our beta testing, we make any appropriate changes and re-validate the functionality and performance of a product before it is released. We also have a quality assurance organization. We are certified by the International Standards Organization quality standard called ISO9001-2000, and we actively monitor emerging quality standards.

Sales and Marketing

We market and sell our products worldwide though a combination of direct sales, independent sales representatives and distributors. For customers who want modules that incorporate our chip sets, we refer them to our VAM customers. We have seven direct sales offices in the United States, the United Kingdom, France, Japan, China and Taiwan. We also have distributors in the United States, Europe and the Asia/Pacific region. We have a number of marketing programs to support the sale of our products and to increase brand awareness, including participation in industry tradeshows, technical conferences and technology seminars, sales training, advertising, co-branding agreements and public relations. We provide our distributors with price protection rights which grant distributors the right to credit on future purchases in the event of declines in the price of our products.

Research and Development

We devote a substantial portion of our resources to developing new products and strengthening our technological expertise in the GPS market. Our engineering team has expertise in architecture design, wireless communication algorithms, wireless and GPS system engineering, digital signal processing circuit design, radio frequency integrated circuit design and software engineering. We have dedicated engineering teams for systems design, digital signal processing circuit design, radio frequency integrated circuit design and software design. In June 2004, we announced the establishment of SiRF Technology (India) Pvt. (“SiRF India”), a wholly owned subsidiary of SiRF, and the launch of our development center in Noida, India. The key areas of research and development will include newer generation of GPS chip sets and software that combine GPS with complementary technologies. Our research and development expenditures were approximately $22.3 million in 2004, $15.5 million in 2003 and $11.6 million in 2002.

Government Regulation

GPS technology is restricted and its export is controlled. The United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The United States government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the United States government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. These regulations or actions could interrupt or increase our cost of doing business. For example, the President of the United States authorized a new national policy on December 8, 2004 that establishes guidance and implementation actions for space-based positioning, navigation, and timing programs, augmentations and activities for U.S. national and homeland security, civil, scientific, and commercial purposes. To date, government regulation has not materially impacted our business. However, we cannot be certain that the United States government will remain committed to the operation and maintenance of GPS satellites over a long period. Other United States government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

Competition

The market for our products is competitive and rapidly evolving. We expect competition to increase, which may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors.

Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Motorola, Philips, QUALCOMM, Infinion, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as some start-up companies. For modules based on our products, the main competitors are Furuno, JRC, Motorola, Sony and Trimble. For licensed IP cores, our main competitors include QUALCOMM and Trimble. Licensees of intellectual property from our competitors may also compete against us.

In the wireless market, we also compete against solutions based on alternative location technologies such as wireless infrastructure based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Positioning System and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS into their products. We plan to actively participate in Galileo support and SiRF has recently joined the iNavSat Consortium, an industry group bidding to secure the mandate to deploy and operate the Galileo systems.

We believe that the key competitive factors in our markets include:

•	the cost-effectiveness of the location technology;

•	performance in terms of availability, accuracy and time required to fix a location;

•	low power consumption;

•	high integration to reduce the size of the product;

•	robustness of the products to operate in a variety of environments;

•	system development tool kits and design support to enable rapid time to market;

•	the ability to provide products in the form of chip sets, modules and licensed intellectual property; and

•	the ability to ship products in high volumes.

In addition, in the wireless market, the ability to support location in both handsets and the wireless network is an important competitive factor. We believe that we compete favorably with respect to each of these factors.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. Our failure to establish and maintain these relationships, or the preemption of relationships by the actions of other competitors or us will harm our ability to penetrate emerging markets.

Intellectual Property

As of December 31, 2004, we had 90 granted patents in the United States, 101 patent applications pending in the United States, 14 patents granted in foreign countries and 99 foreign patent applications pending. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages. Although we file patents to protect our inventions, our revenue is not dependent on any particular patent. We do not believe the expiration or loss of any particular patent would materially harm our business.

Our success also depends on our other rights in proprietary technology. We rely on a combination of copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights that are not protected by patents, and we enter into confidentiality agreements with our employees and consultants. We generally require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our products, technology or business plans. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. In addition, our competitors may independently develop technology similar to ours. These precautions may not prevent misappropriation or infringement of our intellectual property.

Third parties could infringe or misappropriate our copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against us. Although we do not believe our products infringe any patents, our products may be found to infringe one or more issued patents. In addition, because many pending patent applications in the United States are not publicly disclosed by the United States Patent and Trademark Office until the patent is issued, applications may have been filed by others which relate to our products of which we have no knowledge. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. We may also be required to resort to litigation to enforce our intellectual property rights. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running our business. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm our business.

Employees

As of December 31, 2004, we had 202 active, permanent employees, including 102 in research and development, 52 in sales and marketing, 18 in operations and 30 in general and administrative. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Our internet address is www.sirf.com. We make available, free of charge, through our internet website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Information contained on our website is not incorporated by reference unless specifically referenced herein.

Item 2.	Properties

Our corporate headquarters are located in two locations in San Jose, California, where we occupy approximately 25,000 and 23,000 square feet under leases expiring on December 1, 2006 and November 30, 2006, respectively. We also lease approximately 13,000 square feet in Santa Ana, California, 3,700 square feet located in South San Francisco, California and approximately 4,400 square feet in Noida, India, which generally serve as our engineering and product development locations. These leases expire on December 5, 2009, August 30, 2006, and April 1, 2009, respectively. We lease additional facilities in various locations expiring in fiscal 2005. We may require additional space in the future which may not be available on commercially reasonable terms or in the location we desire.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings. At various times we may be subject to various claims and legal actions arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

The names of our executive officers and their ages as of December 31, 2004 are as follows:

Name	Age	Position(s)
Michael L. Canning	63	President, Chief Executive Officer and Director
Walter D. Amaral	53	Senior Vice President and Chief Financial Officer
Kanwar Chadha	45	Vice President of Marketing, Director and Founder
Jamshid Basiji	64	Vice President of Engineering
Joseph M. LaValle	55	Vice President of Sales
Atul P. Shingal	44	Vice President of Operations

Michael L. Canning has served as our President and Chief Executive Officer since June 2003 and as a director since July 2003. Prior to joining us, from July 1998 to February 2002, Dr. Canning served as President and Chief Executive Officer of Stream Machine Company, a digital video compression company. From September 1993 to June 1997, Dr. Canning served as President of the Mass Storage Company of Cirrus Logic, Inc., a supplier of semiconductors and software for entertainment applications. Dr. Canning holds a B.Sc. in electrical engineering from the University of Durham, U.K., a Ph.D. in electrical engineering from the University of Newcastle upon Tyne, U.K., and an M.B.A. from the University of Santa Clara.

Walter D. Amaral has served as our Senior Vice President and Chief Financial Officer since August 2000. Prior to joining us, from August 1997 to August 2000, Mr. Amaral served as Senior Vice President and Chief Financial Officer of S3. From April 1995 to August 1997, Mr. Amaral served as Senior Vice President and Chief Financial Officer of NetManage, Inc., a software company. From May 1992 to May 1995, Mr. Amaral served as Senior Vice President and Chief Financial Officer of Maxtor Corporation, a computer storage device company. From May 1977 to May 1992, Mr. Amaral worked in several finance and marketing positions, the most recent of which was corporate controller, at Intel Corporation. Mr. Amaral holds a B.S. in Accounting from California State University, San Jose.

Kanwar Chadha, one of our founders, has served as our Vice President of Marketing and as one of our directors since our inception in February 1995. Prior to founding SiRF, Mr. Chadha served as Director of Strategic Marketing and as General Manager of the Multimedia Group at S3 from October 1992 to January 1995. From April 1992 to September 1992, Mr. Chadha was a management consultant with S3 and Arcus Technology, a data solutions company. From October 1989 to March 1992, Mr. Chadha served as Chairman of AQuest, Inc., a multimedia company. From October 1983 to September 1989, Mr. Chadha served in various marketing management positions, including Product Line Manager for Coprocessors and i860 RISC Processors, of Intel Corporation. Mr. Chadha holds a B.S. in electrical engineering from the Indian Institute of Technology, New Delhi, an M.S. in computer information systems from the University of Pennsylvania, and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Jamshid Basiji has served as our Vice President of Engineering since April 2003. Prior to joining us, from August 2002 to April 2003, Mr. Basiji served as Vice President of Engineering of Kiwi Networks, a developer of a wireless local area networking systems. From August 2000 to April 2002, Mr. Basiji served as Vice President of Engineering of Opthos Corporation, a developer of an optical networking equipment. From May 1999 to June 2000, Mr. Basiji served as President and CEO of Sebring Networks, Inc., a semiconductor company. From January 1992 to April 1999, Mr. Basiji served as Vice President of Engineering of 3COM Corporation, a provider of voice and data networking products and services. Mr. Basiji holds a B.S. in electrical engineering and an M.S. in electrical engineering and computer science from the University of California, Berkeley, and completed Ph.D. coursework in electrical engineering at Stanford University.

Joseph M. LaValle has served as our Vice President of Sales since October 2003. Prior to joining us, from May 1998 to October 2003 Mr. LaValle worked at Intel Corporation, a semiconductor company, where he held various sales and marketing positions. From October 1988 to May 1998, Mr. LaValle worked at Digital Equipment Corporation where he held various sales positions. Mr. LaValle holds a B.A. from Wabash College.

Atul P. Shingal has served as our Vice President of Operations since June 2003. Prior to joining us, from July 1999 to June 2003, Mr. Shingal held various engineering positions at Globespan Virata, Inc., a supplier of wireline and wireless communications solutions. From February 1995 to July 1999, Mr. Shingal served as Technology Engineering Development Manager, Worldwide Manufacturing, of Cypress Semiconductor, Inc., a semiconductor company. Mr. Shingal holds a B.S. in mechanical engineering from the Government Engineering College, India, an M.S. in electrical engineering from California State University, San Jose and an M.B.A. from Pune University, India.

Adoption of 10b5-1 Plan

On February 28, 2005, Dr. Michael Canning, our President and CEO, adopted a prearranged trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 and our Insider Trading Policy. All sales under this plan will be publicly disclosed with the SEC in Form 4 filings.

On February 25, 2005, Conexant Systems, Inc., a more than 10% shareholder of us, adopted a prearranged trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

SiRF Technology Holdings, Inc. is quoted on the Nasdaq National Market System under the symbol “SIRF”. Public trading of our common stock began on April 22, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sales price per share of our common stock as quoted on the Nasdaq National Market in fiscal 2004:

	Price Range Per Share
Fiscal 2004	High	Low
Second Quarter (trading commenced on April 22, 2004)	$18.70	$11.96
Third Quarter	$15.72	$8.75
Fourth Quarter	$15.01	$10.40

Holders

As of February 28, 2005, the approximate number of record holders of our common stock was 166. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 12 of Part III of this Report on Form 10-K.

Sales of Unregistered Securities

On the following dates we issued the following shares of common stock pursuant to exercises of outstanding warrants by net issuance in which the holders relinquished their right to purchase shares of common stock:

Date of Sale	Shares of Common Stock Issued	Shares of Common Stock Relinquished
October 1, 2004	6,234	766
October 14, 2004	97	103
October 18, 2004	3,420	2,269
October 22, 2004	1,798	2,311
November 2, 2004	15,572	16,952
November 3, 2004	3,000	474
November 4, 2004	75	75
November 15, 2004	13,262	11,805
December 13, 2004	2,635	402
December 17, 2004	6,598	994
December 31, 2004	2,179	321

On the following dates we issued the following shares of common stock pursuant to exercises of outstanding warrants for cash consideration:

Date of Sale	Shares of Common Stock Issued	Cash Consideration
October 22, 2004	59,357	$365,045.55
November 5, 2004	78,673	$499,992.50

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

Use of Initial Public Offering Proceeds

The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-112645) under the Securities Act of 1933 in connection with our initial public offering of our common stock, effective on April 22, 2004. Through this registration statement, we registered 8,650,000 shares of common stock (including the exercise of the over-allotment option of 1,650,000 shares) at $12.00 per share and realized net proceeds of $94.1 million, after deducting underwriters’ discounts and expenses. As of December 31, 2004, the Company invested the net proceeds of the offering in short- and long-term investment-grade, interest bearing instruments.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data for each of the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The consolidated statement of operations data for the year ended December 31, 2001 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The consolidated statement of operations data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 are derived from consolidated financial statements not included in this Annual Report on Form 10-K and reflect the adjustments set forth in footnote (1) below. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2004	2003	2002	2001 (Restated) (2)	2000 (1)
					(Unaudited)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$117,368	$73,147	$30,357	$15,106	$14,842
Gross profit	66,237	40,047	15,791	3,891	3,476
Net income (loss)	30,723	3,565	(12,506)	(23,694)	(21,581)
Deemed dividend to preferred stockholders	—	468	176	—	—
Net income (loss) applicable to common stockholders	$30,723	$3,097	$(12,682)	$(23,694)	$(21,581)
Net income (loss) per share:
Basic	$0.90	$0.45	$(1.92)	$(3.73)	$(3.75)
Diluted (3)	$0.64	$0.08	$(1.92)	$(3.73)	$(3.75)

	December 31,
	2004	2003	2002	2001 (Restated)	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$86,462	$16,715	$8,229	$14,375	$14,989
Working capital (4)	121,635	23,617	10,935	16,933	16,072
Total assets	228,483	88,628	63,590	68,015	26,575
Long-term obligations, less current portion	1,771	2,910	3,525	4,030	4,600
Convertible preferred stock	—	138,213	126,751	122,499	61,523
Total stockholders’ equity (deficit)	211,807	(64,023)	(72,475)	(63,760)	(47,812)

(1)	The selected consolidated statement of operations data for the year ended December 31, 2000 reflects the following adjustments from our audited financial statements for that year: (a) the subsequent reclassification of engineering services income from development contracts revenue to an offset of research and development expense and (b) the subsequent reclassification of stock compensation expense attributed to cost of revenue from operating expenses to cost of revenue in order to conform with the presentation of the audited financial statements contained in this Annual Report on Form 10-K. Engineering services income and stock compensation expense related to cost of revenue for the year ended December 31, 2000 was $214,000 and $1,054,000, respectively.

(2)

The restated consolidated financial statements for the year ended December 31, 2001 reflect the following adjustments: (a) a decrease of $4.2 million to the value of the beneficial conversion feature from $6.1 million to $1.9 million recorded on the adjustment to the series G common stock conversion ratio in December 2001; (b) a decrease of $1.0 million to net loss attributable to common stockholders representing the reversal of the previously recognized deemed dividend on the value of the series H warrants issued in

December 2001 which decreased our accumulated deficit by the same amount and decreased our net loss applicable to common stockholders; and (c) a reclassification of $1.2 million of engineering services income from revenue to an offset of research and development expense.

(3)	The diluted net loss per share computation in the year ended December 31, 2002, 2001 and 2000 excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock as their effect would be antidilutive. See note 1 to the consolidated financial statements for a detailed explanation of the determination of shares used in computing basic and diluted net income (loss) per share.

(4)	The working capital balance for the year ended December 31, 2003 reflects the reclassification of certain current assets from prepaid expenses and other current assets to identified intangible assets and fixed assets, resulting in a decline in working capital of $289,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. We have an intellectual property portfolio of 90 patents granted in the United States and 14 patents granted in foreign countries.

We market and sell our products to original equipment manufacturers, or OEMs, of four target platforms: wireless handheld devices, including mobile phones, automotive electronics systems, including navigation and telematics systems, portable computing devices, including personal digital assistants and notebook computers, and embedded consumer applications, such as recreational GPS handhelds, digital cameras and watches. Additionally, we market and sell our products to value-added manufacturers, who typically provide GPS modules or sub-systems to the end-customer, and through intellectual property partners, who are typically large semiconductor companies.

On April 22, 2004, we completed an initial public offering in which we sold 7.0 million shares of common stock at $12.00 per share. In addition, we sold approximately 1.7 million shares of common stock at $12.00 per share in connection with the exercise of the underwriters’ overallotment option. The total aggregate proceeds from these transactions were $103.8 million. Underwriters’ discounts and other related costs were approximately $9.7 million resulting in net proceeds to SiRF of approximately $94.1 million. Upon the closing of our offering, all of our preferred stock, par value $0.0001 per share, automatically converted into approximately 29.1 million shares of common stock.

As usage of GPS technology for high volume applications is generally in early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. In fiscal 2004, we saw the emergence of portable navigation systems as a new growth driver while the location based services, or LBS, market for wireless operators is in its early stages. Our long term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant efforts on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators, mobile phone vendors and wireless platform providers are critical to our success in this emerging market.

In February 2004, we announced three new products: (a) SiRFstarIII, our latest generation GPS architecture with SiRFLoc client software, both in a chip set and intellectual property core form, (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. SiRFstarIII architecture is a critical element of our future growth. Strong interest and design win for SiRFstarIII architecture, as well as high volume ramp-up of SiRFstarIII-based products with robust application software are important for our revenue growth in 2005. Our SiRFLoc server platform is key to our success in penetrating the market for wireless operators. We are also seeing significant demand in the market for low power and small size GPS functionality. Our ability to meet these market requirements is a key element for our revenue growth. These products are not yet in high-volume commercial production.

Our ability to develop and deliver new products successfully depends on a number of factors, including our ability to predict market requirements, anticipate changes in technology standards, and develop and introduce new products that meet market needs in a timely manner. If we do not timely deliver new products or if these products do not achieve market acceptance, the variability of our quarterly revenue may increase and our revenue and stock price may decline.

Our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on faster design cycle time and lower cost structure. In 2004, we opened a design center in India to expand our ability to develop products rapidly. We also reduced our overall cost structure by working with our semiconductor fabrication, packaging and testing vendors to reduce product costs, as well as through enhanced efficiencies in logistics management.

Our operations are directly impacted by cyclicality in the semiconductor industry, which is characterized by wide fluctuations in product supply and demand. This cyclicality could cause our operating results to decline dramatically from one period to the next. In addition to the sales of chip sets, our business depends on the volume of production by our technology licensees, which in turn, depend on the current and anticipated market demand for semiconductors and products that use semiconductors. For example in the fourth quarter of 2004, our results were impacted by cyclicality of consumer demand, delay in production release of the first SiRFstarIII-based products as well as lower than expected licensing revenues. If we are unable to control expenses adequately in response to lower revenue from our chip set customers and technology licensees, our financial condition and results of operations may be negatively impacted.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In fiscal 2004, four of our customers, which each accounted for 10% or more of our net revenue in fiscal 2004, collectively accounted for 64% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers, in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

Starting in our third quarter of 2005, U.S. generally accepted accounting principles require us to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from employee stock option grants and other equity incentive expensing that could reduce our overall net income.

SiRF®, SiRFStar®, SiRFXtrac® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFSoft™, SoftGPS™, SiRFstarII™, SiRFLoc™, SiRFDRive™, WinSiRF™, SiRFNAV™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, UrbanGPS™ and Multimode Location Engine™. This Annual Report on Form 10-K also includes trade names, trademarks and service marks of other companies and organizations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock option valuation, which impacts recognition of stock-based compensation which in turn impacts cost of revenue, gross margin and operating expenses, as well as footnote disclosure; (d) accounts receivable allowance, which impacts general and administrative expense; (e) warranty reserve, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts operating expenses; and (g) valuation of deferred income taxes which impacts (benefit from) provision for income taxes. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition. Revenue from sales to our direct customers, both OEMs and value added manufacturers (“VAMs”), is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, as well as fixed or determinable pricing and probable collectibility. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. We record allowances at the time of sale to our direct customers for estimated sales returns. We determine these allowances based upon historical rates of returns.

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

We license rights to use our intellectual property to allow licensees to integrate our GPS technology into their products. We also license rights to use our premium software products to licensees to enable our chip sets to provide enhanced functionality in specific applications. Licensees typically pay ongoing royalties based on sales of their products incorporating our licensed intellectual property or premium software. We generally recognize royalty revenue at the time products containing the licensed intellectual property or premium software are sold by the licensee based on quarterly reports received from licensee detailing the number of chip sets shipped by licensee into which our intellectual property or premium software was embedded. For certain licensees (the “Estimated Licensees”), we estimate and record the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of our sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded as royalty revenue in the quarter in which the reports are received. To date, such variances have not been significant. Subsequent to the sale, we have no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Inventory. We record a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously written down are sold. In fiscal 2004, 2003 and 2002, we sold previously written-down inventory with an original cost of approximately $96,000, $135,000 and $2.2 million, respectively. The initial write downs of inventory, recorded in fiscal 2001 and 2000, were attributable to a sharp decline in backlog and forecasted demand due to a worldwide economic slowdown and lack of market acceptance of our customers’ products.

Stock Options. We have elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Therefore, we do not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In accordance with SFAS No. 123 as amended by SFAS No. 148, we disclose our pro forma net income (loss) and net income (loss) per share as if we had expensed the fair value of the options. In calculating such fair value, we make certain assumptions, as disclosed in Note 1 of our consolidated financial statements, consisting of the stock price volatility, expected life of the option, risk-free interest rate and dividend yield. Actual volatility, expected lives, interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated. In determining volatility values, we made reference to comparable companies within our industry due to the short time period for which a public market was available for our common stock.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of December 31, 2004, 70% of our receivables were concentrated in six customers. Therefore, a significant change in the liquidity or financial position of either one of these two customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

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

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of December 31, 2003, we recorded a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty of their realizability. As of December 31, 2004, management reassessed the valuation allowance previously established against our deferred tax assets and based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized. Accordingly, we removed the valuation allowance from the deferred tax assets resulting in a corresponding income tax benefit.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, we will adopt SFAS No. 123R effective July 1, 2005.

SFAS 123R permits public companies to adopt its requirements using one of two methods: the modified-prospective method or the modified-retrospective method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS

No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. The modified-retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income (loss) and income (loss) per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in fiscal 2004 for such excess tax deductions was not significant. No excess tax deductions were recognized in fiscal 2003 and 2002.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2003. Our adoption of the disclosure provision of EITF Issue No. 03-1 did not have any material effect on our financial position, results of operations, or cash flows. We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

Results of Operations

Results of operations, in dollars and as a percentage of net revenue, were as follows:

Year Ended December 31,	2004		2003		2002
	(In thousands, except for percentages)
Net revenue	$117,368	100.0%	$73,147	100.0%	$30,357	100.0%
Cost of revenue	51,131	43.6%	33,100	45.3%	14,566	48.0%

Gross profit	66,237	56.4%	40,047	54.7%	15,791	52.0%
Operating expenses:
Research and development	22,275	19.0%	15,457	21.2%	11,592	38.2%
Sales and marketing	10,481	8.9%	9,394	12.8%	7,052	23.2%
General and administrative	7,705	6.6%	4,352	5.9%	4,100	13.5%
Amortization of acquisition-related intangible assets	4,632	3.9%	4,088	5.6%	2,450	8.1%
Stock compensation expense*	5,329	4.5%	3,042	4.2%	3,183	10.5%

Total operating expenses	50,422	42.9%	36,333	49.7%	28,377	93.5%

Operating income (loss)	15,815	13.5%	3,714	5.0%	(12,586)	(41.5)%
Other income (expense), net	1,418	1.2%	95	0.2%	80	0.3%

Net income (loss) before taxes	17,233	14.7%	3,809	5.2%	(12,506)	(41.2)%
(Benefit from) provision for income taxes	(13,490)	(11.5)%	244	0.3%	—	—

Net income (loss)	$30,723	26.2%	$3,565	4.9%	$(12,506)	(41.2)%

Net Revenue

The following table sets forth our revenue for fiscal 2004, 2003 and 2002:

	Year Ended December 31,			% Change	% Change
	2004	2003	2002	2003 to 2004	2002 to 2003
	(In thousands, except for percentages)
Product revenue	105,579	$69,906	$30,325	51.0%	130.3%
License royalty revenue	11,789	3,241	32	263.7%	NM

Net revenue	$117,368	$73,147	$30,357	60.5%	141.0%

NM - Not meaningful

	Year Ended December 31,
	2004	2003	2002
Gross margin	56.4%	54.7%	52.0%
Product gross margin	51.6%	52.7%	52.0%

Product Revenue. The increase in product revenue in 2004 as compared to 2003 resulted primarily from an 83% increase in unit shipments of our chip sets partially offset by a 17% decline in average selling prices. The increase in product revenue in 2003 as compared to 2002 was due primarily to a 157% increase in unit shipments of our chip sets, offset by a 10% decline in our average selling prices. The product revenue growth in 2004 was across all of our markets. Increased sales volumes in 2004 were primarily due to a continued ramp up of our chip sets for the wireless handset market; the continued growth of the automotive market, especially the portable automotive navigation systems; the proliferation of GPS in the PDA market and continued growth of GPS embedded consumer devices during 2004. The net revenue growth in 2003 was across all of our markets, but particularly in the wireless handset market, automotive market and PDA attachments. Increased sales volumes in 2003 as compared to the prior year period were due primarily to initial sales of products to the wireless handset market manufacturers, the continued growth of the automotive market and the proliferation of GPS accessories during 2003.

License Royalty Revenue. License royalty revenue represented 10.0% and 4.4% of our net revenue in 2004 and 2003, respectively. The increase in license royalty revenue as a percentage of net revenue in 2004 as compared to 2003 is due primarily to a ramp up by licensees of products in the wireless handset market incorporating our licensed intellectual property, and to a lesser extent, increased royalty revenue on premium software licenses. The increase in license royalty revenue and license royalty revenue as a percentage of net revenue in 2003 as compared to the prior year period was due primarily to introduction by licensees of products incorporating our licensed intellectual property in the second half of 2003, and to a lesser extent, royalty revenue on premium software licenses introduced in 2003.

Net revenue on export sales from the United States was approximately 75%, 87% and 80% of our net revenue in fiscal 2004, 2003 and 2002, respectively. The decrease in revenue recognized on export sales as a percentage of total net revenue from the United States in 2004 as compared to 2003 was due primarily to significant shipments made in 2004 to a United States distributor operating on behalf of a foreign distributor in the Asia/Pacific region, moderated by a shift in our customers’ supply chain to manufacturers located in the Asia/Pacific region. The increase in export sales as a percentage of total net sales in 2003 as compared to 2002 was due to the above shift to manufacturers located in the Asia/Pacific region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars. In 2004, 2003 and 2002, our largest 10 customers collectively accounted for 87%, 87% and 67% of our net revenue, respectively.

Cost of Revenue and Gross Profit Margin

Cost of revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing support and quality assurance, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. Cost of license royalty revenue was not significant for the periods presented.

Cost of revenue was $51.1 million, $33.1 million and $14.6 million in fiscal 2004, 2003 and 2002, respectively, increasing 54% in 2004 from 2003, and 127% in 2003 from 2002. The increase in cost of revenue in both 2004 and 2003 as compared to the corresponding prior year periods was due primarily to an increase in unit shipments of our chip sets and the associated costs to produce and support higher unit volumes. Product gross margin was 51.6%, 52.7% and 52.0% in 2004, 2003 and 2002, respectively. The decline in gross margin from 2003 to 2004 is primarily due to an increase in stock compensation expense recorded in cost of sales in 2004 as compared to 2003. The increase in product gross margin from 2002 to 2003 is primarily due to an increase in sales volumes and the absorption of fixed costs, including overhead, over larger unit volumes, and to a lesser extent, a decline in stock compensation expense recorded in cost of sales. Product gross margin in 2002 was favorably impacted by shipment of inventory previously written-down with an original cost of $2.2 million. Gross margin in both 2004 and 2003 were favorably impacted by increases in license royalty revenue, which has no cost of revenue, becoming a greater percentage of total net revenue, partially offset by declines in average selling prices.

In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold (including the extent of license royalty revenue), the availability and cost of products from our suppliers, manufacturing yields (particularly on new products), increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants, costs associated with physical implementation of chip designs, including the design and purchase of mask sets and prototype wafers and costs of hardware platforms required to validate chip designs and to develop and validate software. Research and development expense was $22.3 million, $15.5 million and $11.6 million in fiscal 2004, 2003 and 2002, respectively, increasing 44% in 2004 from 2003, and 33% in 2003 from 2002. The increase in 2004 as compared to the prior year period was impacted by an increase in headcount and related expenses of approximately $3.2 million resulting from a 44% increase in headcount, costs associated with physical implementation of chip designs of approximately $1.3 million and costs of hardware platforms of approximately $425,000. Both the costs associated with physical implementation of chip design and costs of hardware platforms related primarily to the development of SiRFStarIII, as well as SiRFStarIII and SiRFStarII derivative products. The increase in research and development expense was further impacted by a decline in engineering services income of approximately $435,000 and increased professional consulting expenses of approximately $434,000. The increase in research and development expense in 2003 as compared to 2002 was impacted by an increase in headcount and related expenses of approximately $1.3 million resulting from a 37% increase in headcount, costs associated with physical implementation of chip design of approximately $396,000 related primarily to the development of SiRFStarIII and other on-going projects and a decline in engineering services income of approximately $777,000. Engineering services income was $168,000, $603,000 and $1.4 million in 2004, 2003 and 2002, respectively. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense was $10.5 million, $9.4 million and $7.1 million in fiscal 2004, 2003 and 2002, respectively, increasing 12% in 2004 from 2003 and 33% in 2003 from 2002. The increase in sales and marketing expense in 2004 as compared to 2003 was impacted by increases in headcount and related expenses of approximately $1.1 million resulting from a 13% increase in headcount, partially offset by a decrease of approximately $300,000 due to a decline in the number of commissionable accounts. The increase in sales and marketing expense in 2003 as compared to 2002 was due primarily to increases in personnel-related expenses of approximately $1.3 million and sales commissions of approximately $400,000 associated with the increased revenue in 2003. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel and for outside service expenses, including legal, accounting and recruiting. General and administrative expense was $7.7 million, $4.4 million and $4.1 million in fiscal 2004, 2003 and 2002, respectively, increasing 77% in 2004 from 2003 and 6% in 2003 from 2002. The increase in general and administrative expense in 2004 as compared to the prior year period was impacted by increases in headcount and related expenses of approximately $1.6 million resulting from a 50% increase in headcount, as well as increased legal, accounting and insurance costs associated with the growth of our business and operations as a public company. The increase in general and administrative expense in 2003 as compared to 2002 was due primarily to consulting expense related to our interim chief executive officer. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangibles

Acquired identified intangible assets other than goodwill consist of acquired developed and core technology, customer list and assembled workforce. These acquired identified intangible assets are amortized using the straight line method over their expected useful lives, which range from two to eight years. Amortization of acquisition-related intangible assets was $4.6 million, $4.1 million and $2.5 million in fiscal 2004, 2003 and 2002, respectively. The increase in amortization expense in both 2004 and 2003 as compared to the corresponding prior year periods was due primarily to amortization of acquired intangible assets related to the acquisition of Enuvis in March 2003.

Stock Compensation Expense

Stock compensation expense results from the grant of stock options at exercise prices lower than the deemed fair value of the underlying common stock on the date of grant to directors, officers and employees. Except for amounts included in cost of product revenue, we present stock compensation expense resulting from the grant of discounted stock options to directors, officers and employees as a separate line item in the consolidated statements of operations. We recognize stock compensation expense under the accelerated method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, resulting in higher compensation expense being recorded up front. Stock compensation expense was $6.0 million, $3.0 million and $3.8 million in fiscal 2004, 2003 and 2002, respectively. The increase in stock compensation expense in 2004 as compared to the prior year period is attributable to significant grants of discounted stock options in the second half of 2003. The decline in stock compensation expense in 2003 as compared to 2002 was driven by the granting of stock options during 2002 at an exercise price equal to the deemed fair value at time of grant, resulting in no additional deferred stock compensation being recorded, moderated by the significant grants of discounted stock options in the second half of 2003.

Other Income (expense), net

Other income (expense), net was $1.4 million, $95,000 and $80,000 in fiscal 2004, 2003 and 2002, respectively. The increase in other income (expense), net in 2004 as compared to both 2003 and 2002 was due to higher average invested cash, short- and long-term investment balances resulting from proceeds received as a result of our initial public offering, which yielded more interest income in the 2004 period, as well as increased average interest rates associated with our investment mix.

Provision for Income Taxes

During fiscal 2004, we recorded a net income tax benefit of approximately $13.5 million due primarily to the release of the valuation allowance previously recorded against our net deferred tax assets, partially offset by income tax expense for federal alternative minimum tax and foreign taxes withheld. As of December 31, 2004, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards, tax benefits associated with non-qualified stock option exercises and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized. Accordingly, we released the valuation allowance of $14.2 million from our net deferred tax assets resulting in a corresponding income tax benefit. As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $28.0 million and $9.0 million, respectively, federal research and development tax credits of approximately $1.6 million and California research and development credits of approximately $1.3 million. The federal and state net operating loss and credit carryforwards expire at various dates from 2010 through 2024, if not utilized. In 2003, we recorded a provision for income taxes of $244,000 consisting primarily of income tax expense for federal alternative minimum tax.

Liquidity and Capital Resources

Financial Condition

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net cash provided by (used in) operating activities	$30,607	$10,269	$(5,720)
Net cash used in investing activities	(60,218)	(2,178)	(4,815)
Net cash provided by financing activities	99,358	395	4,389

Net increase (decrease) in cash and cash equivalents	$69,747	$8,486	$(6,146)

Key Performance Metrics

	December 31,
	2004	2003
Days of sales outstanding in accounts receivable (“DSO”) (1)	32	29
Days of supply in inventory (“DOS”) (2)	61	63

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.

(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

Cash Flows

We have historically financed our operations primarily through sales of our common and preferred stock, and to a lesser extent, through our bank line of credit and equipment lease lines, and have become profitable since the third quarter of fiscal 2003. As of December 31, 2004, we had $101.3 million in cash, cash equivalents, and marketable securities and $121.6 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $17.5 million and $23.6 million in working capital as of December 31, 2003. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash provided by (used in) operating activities was $30.6 million, $10.3 million and $(5.7) million in fiscal 2004, 2003 and 2002, respectively. Net cash provided by operating activities in 2004 resulted primarily from net income of $30.7 million, adjusted for non-cash reconciling items of $1.0 million, an increase in accrued payroll and related benefits of $2.0 million due mainly to increased bonus accrual and Employee Stock Purchase Plan withholdings, as well as an increase of $1.0 million in accounts payable due to timing of payments. Non-cash reconciling items were comprised of $14.2 million related to the release of the deferred tax valuation allowance, partially offset by $13.2 million in stock compensation expense, depreciation and amortization. Cash flow from operations was moderated by an increase in accounts receivable of $1.3 million related to timing of product shipment in the fourth quarter of 2004.

Net cash provided by operating activities in 2003 was attributable primarily to net earnings of $3.6 million, adjusted for non-cash reconciling items of $9.5 million in depreciation and amortization and stock compensation expense, moderated by an increase in working capital in 2003 primarily for accounts receivable and inventory. Net cash used in operating activities in 2002 was primarily due to net loss during the period of $(12.5) million, adjusted for non-cash reconciling items of $7.4 million in stock compensation expense, depreciation and amortization.

Investing Activities. Net cash used in investing activities was $60.2 million, $2.2 million and $4.8 million in fiscal 2004, 2003 and 2002, respectively. Net cash used in investing activities in 2004 resulted from purchases of available-for-sale investments, net of maturities and sales of available-for-sale investments of $54.7 million, made with proceeds from our initial public offering, and to a lesser extent, capital expenditures of $4.6 million. Net cash used in investing activities in 2003 and 2002 was due primarily to capital purchases of $1.8 million and purchases of available-for-sale investments of $4.0 million, respectively.

Financing Activities. Net cash provided by financing activities was $99.4 million, $395,000 and $4.4 million in fiscal 2004, 2003 and 2002, respectively. Net cash provided by financing activities in 2004 resulted primarily from our initial public offering, in which we realized net proceeds of $94.1 million, and to a lesser extent, cash received as a result of stock option and warrant exercises. Cash provided by financing activities in 2002 was impacted by the issuance of preferred stock, net of issuance costs, of $4.1 million.

We established a short-term revolving line of credit under which we may borrow up to $4.0 million, including $2.5 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (5.25% as of December 31, 2004), or (ii) 5.25%. The line of credit is available through March 2006 and is secured by substantially all of our assets. We had no borrowings under the line of credit as of December 31, 2004 or 2003. As of December 31, 2004, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

We also have one capital lease agreement under which we had $36,000 in outstanding borrowings as of December 31, 2004. Borrowings under this capital lease agreement bears interest at an annual effective rate of 13.2% and is collateralized by the related equipment. In August 2004, we paid off an existing capital lease, the lender of which, Pentech Financial Services, Inc., holds a warrant to purchase 4,782 shares of our common stock, which expires in 2008.

Capital expenditures were $4.6 million, $1.8 million and $788,000 in fiscal 2004, 2003 and 2002, respectively. These expenditures consisted primarily of computer and test equipment and software purchases. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders.

Contractual Obligations

As of December 31, 2004, our principal commitments consisted of amounts payable under equipment loans, capital and operating leases and the litigation settlement obligation.

The following summarizes our contractual obligations at December 31, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Capital lease obligations	$39	$25	$14	$—	$—
Operating leases	5,522	2,889	1,974	659	—
Non-cancelable purchase orders	299	299	—	—	—
Litigation settlement obligation (1)	2,108	652	1,000	456	—

Total	$7,968	$3,865	$2,988	$1,115	$—

(1)	The yearly litigation settlement payment may be higher depending upon future revenue levels. The settlement agreement provides for the greater of $125,000 per quarter or 1% of revenue. However, the total cumulative amount of the cash payments under the settlement agreement cannot exceed $5.0 million. The litigation settlement allows for a reduction in the $5.0 million cash obligation of the litigation settlement upon the occurrence of certain events, the first of which was our initial public offering. However, the settlement agreement provides that the combination of litigation obligation cash payments and net proceeds from the exercise and sale of 212,796 shares subject to a warrant received as part of the settlement agreement, must be at least $9.0 million.

Off-Balance-Sheet Arrangements

As of December 31, 2004, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

FACTORS AFFECTING OUR OPERATING RESULTS

In evaluating SiRF Technology Holdings, Inc. and our business, you should carefully consider the following factors in addition to the other information in this annual report on Form 10-K. Any one of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have only become profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future.

We have only become profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of December 31, 2004, we had an accumulated deficit of approximately $60.7 million. We intend to significantly increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangibles. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

The market for high-volume consumer and commercial GPS-based applications is characterized by rapidly changing technology, such as low power or smaller form factors. This requires us to continuously develop new products and enhancements for existing products to keep pace with evolving industry standards and rapidly changing customer requirements. We may not have the financial resources necessary to fund future innovations. If we are unable to successfully define, develop and introduce competitive new products and enhance existing products, we may not be able to compete successfully in our markets.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, earlier this year we introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. These products are not yet in high-volume commercial production. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

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

We believe that over 90% of our net revenue during the 2004 and 2003 fiscal years was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had 4 customers, Promate, Leadtek, Gateway and Motorola, which each individually accounted for 10% or more of our net revenue in fiscal 2004. These four customers accounted for approximately 64% of our net revenue in fiscal 2004, respectively. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer, such as Motorola, purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

If we fail to manage our growth, our business may not succeed.

We have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. To manage our growth, we must implement and improve additional and existing administrative, financial and operations systems, procedures and controls. Our failure to manage growth could disrupt our operations and could limit our ability to pursue potential market opportunities.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of December 31, 2004, we had 90 patents granted in the United States, 101 patent applications pending in the United States, 14 patents granted in foreign countries and 99 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

We have agreed to indemnify some customers for certain costs and damages of intellectual property infringement in some circumstances. This practice may subject us to significant indemnification claims by our customers or others. In addition to indemnification claims by our customers, we may also have to defend related third-party infringement claims made directly against us. In some instances, our GPS products are designed for use in devices used by potentially millions of consumers, such as cellular telephones, which could subject us to considerable exposure should an infringement claim occur. For example, we received a letter from a major customer in August 2003 informing us that this customer received notice from one of our competitors that the inclusion of our chip sets into our customer’s products requires the payment of patent license fees to the competitor. We have received additional notices from this customer regarding reimbursement of these patent license fees with respect to certain previously purchased products and future products purchased. We cannot assure you that such claims will not be pursued or that these claims, if pursued, would not harm our business.

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our third quarter of 2005, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 1 of the notes to our audited consolidated financial statements for a discussion of the impact on our financial results if we were to use the fair value method.

RISKS RELATED TO OUR INDUSTRY

Because many companies sell in the market for GPS-based products, we must compete successfully to gain market share.

The market for our products is competitive and rapidly evolving. We expect competition to increase. Increased competition may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Motorola, Philips, QUALCOMM, Infinion, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as some start-up companies. For modules based on our products, the main competitors are Furuno, JRC, Motorola, Sony and Trimble. For licensed IP cores, our competitors include QUALCOMM and Trimble. Licensees of our competitors’ products may also compete against us.

In the wireless market, we also compete against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Positioning Systems and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products.

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

We derived approximately 75%, 87% and 80% of our net revenue on export sales from the United States in fiscal 2004, 2003 and 2002, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 63%, 62% and 54% of our net revenue in fiscal 2004, 2003 and 2002, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

GPS technology is restricted and its export is controlled. The United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The United States government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the United States government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. For example, the President of the United States authorized a new national policy on December 8, 2004 that establishes guidance and implementation actions for space-based positioning, navigation, timing programs, augmentations and activities for U.S. national and homeland security, civil, scientific, and commercial purposes. These regulations or actions could interrupt or increase our cost of doing business.

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

We believe that our existing cash, investments, amounts available under our bank line of credit and cash generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2004 will require our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We will have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2004, our cash equivalents and investment portfolio consisted of commercial paper, government bonds, auction rate securities and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available for sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. A significant percentage of our investment portfolio represents investments in debt securities with original maturities of 90 days or less, as reflected by the balance in our cash and equivalents caption on the face of our consolidated balance sheet as of December 31, 2004. Additionally, of our long-term investment balance of approximately $43.8 million as of December 31, 2004, $20.0 million represents an investment in auction rate securities. We believe the fair market value of auction rate securities is not materially impacted by changes in interest rates due to the short-term nature of the underlying auction maturity dates. We have reviewed the remaining securities with original maturities greater than 90 days classified as marketable securities and the remaining balance of non-auction rate securities classified as long-term investments and have determined that a 10% increase in interest rates would not have a material effect on the fair market value of these securities. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in the United Kingdom, Japan, Taiwan and India, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

SiRF Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SiRF Technology Holdings, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

January 26, 2005

SiRF Technology Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$86,462	$16,715
Marketable securities	14,842	827
Accounts receivable, net of allowance for doubtful accounts of $226 and $329 in 2004 and 2003, respectively	9,768	8,467
Inventories	7,982	7,968
Current deferred tax assets	14,986	—
Prepaid expenses and other current assets	1,719	1,168

Total current assets	135,759	35,145
Long-term investments	43,760	3,248
Property and equipment, net	5,484	2,879
Goodwill	28,052	28,052
Identified intangible assets, net	15,182	19,123
Other long-term assets	246	181

Total assets	$228,483	$88,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,855	$5,602
Accounts payable to related parties	563	782
Accrued payroll and related benefits	3,444	1,410
Income taxes payable	26	244
Other accrued liabilities	1,554	1,850
Deferred margin on shipments to distributors	419	517
Advance contract billings	590	567
Current portion of long-term obligations	673	556

Total current liabilities	14,124	11,528
Long-term deferred tax liability	781	—
Long-term obligations	1,771	2,910
Commitments and contingencies
Convertible preferred stock, $0.0001 par value, none and 35,000,000 authorized in 2004 and 2003, respectively; none and 27,884,261 issued and outstanding at December 31, 2004 and 2003, respectively; aggregate liquidation preference of $0 and $156,413 at December 31, 2004 and 2003, respectively	—	138,213

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 5,000,000 authorized in 2004; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 and 55,000,000 authorized in 2004 and 2003, respectively; 46,958,936 and 7,744,675 issued and outstanding at December 31, 2004 and 2003, respectively	5	1
Additional paid-in capital	275,309	36,013
Deferred stock-based compensation	(2,734)	(8,686)
Accumulated other comprehensive income	(123)	22
Accumulated deficit	(60,650)	(91,373)

Total stockholders’ equity (deficit)	211,807	(64,023)

Total liabilities and stockholders’ equity (deficit)	$228,483	$88,628

See accompanying notes.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Product revenue	$105,579	$69,906	$30,325
License royalty revenue	11,789	3,241	32

Net revenue	117,368	73,147	30,357
Cost of revenue:
Cost of product revenue (a)	51,131	33,100	14,566

Gross profit	66,237	40,047	15,791
Operating expenses:
Research and development	22,275	15,457	11,592
Sales and marketing	10,481	9,394	7,052
General and administrative	7,705	4,352	4,100
Amortization of acquisition-related intangible assets	4,632	4,088	2,450
Stock compensation expense (b)	5,329	3,042	3,183

Total operating expenses	50,422	36,333	28,377

Operating income (loss)	15,815	3,714	(12,586)
Interest income	1,535	160	228
Interest expense	(31)	(39)	(69)
Other income (expense), net	(86)	(26)	(79)

Other income, net	1,418	95	80

Net income (loss) before (benefit from) provision for income taxes	17,233	3,809	(12,506)
(Benefit from) provision for income taxes	(13,490)	244	—

Net income (loss)	$30,723	$3,565	$(12,506)
Deemed dividend to preferred stockholders	—	468	176

Net income (loss) applicable to common stockholders	$30,723	$3,097	$(12,682)

Net income (loss) per share:
Basic	$0.90	$0.45	$(1.92)

Diluted	$0.64	$0.08	$(1.92)

Weighted average number of shares used in per share calculations
Basic	34,126	6,838	6,604

Diluted	48,332	37,820	6,604

(a) Cost of product revenue includes:

Stock compensation expense	$691	$(91)	$589

(b) Stock compensation expense (net of amounts included in cost of product revenue):

Research and development	2,341	716	975
Sales and marketing	1,579	562	1,669
General and administrative	1,409	1,764	539

	$5,329	$3,042	$3,183

See accompanying notes.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2001 (restated)	25,665,289	$122,499	6,596,093	$1	$27,492	$(9,465)	$—	$(81,788)	$(63,760)
Issuance of Series H preferred stock (net of issuance costs of $35)	632,479	4,076	—	—	—	—	—	—	—
Deemed dividend to Series G preferred stock for additional conversion rights to common stock	—	176	—	—	—	—	—	(176)	(176)
Exercise of stock options	—	—	79,797	—	136	—	—	—	136
Repurchase of unvested common stock at original cost	—	—	(6,516)	—	(9)	—	—	—	(9)
Issuance of stock options to non-employees for services rendered	—	—	—	—	43	—	—	—	43
Reversal of unamortized deferred stock compensation for terminated employees	—	—	—	—	(3,034)	3,043	—	—	9
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—	—	3,772	—	—	3,772
Components of comprehensive loss:
Change in unrealized gain on available for sale securities	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(12,506)	(12,506)

Total comprehensive loss									(12,490)

BALANCES, December 31, 2002 (carry forward)	26,297,768	$126,751	6,669,374	$1	$24,628	$(2,650)	$16	$(94,470)	$(72,475)

See accompanying notes.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2002 (brought forward)	26,297,768	$126,751	6,669,374	$1	$24,628	$(2,650)	$16	$(94,470)	$(72,475)
Issuance of Series H preferred stock in an acquisition of a development stage company	1,572,417	10,221	—	—	—	—	—	—	—
Issuance of Series H preferred stock warrants in an acquisition of a development stage company	—	767	—	—	—	—	—	—	—
Deemed dividend to Series F and G preferred stock for additional conversion rights to common stock	—	468	—	—	—	—	—	(468)	(468)
Exercise of preferred stock warrants	14,076	6	—	—	—	—	—	—	—
Exercise of stock options	—	—	1,003,873	—	2,015	—	—	—	2,015
Issuance of common stock issued to non-employees in exchange for services rendered	—	—	73,750	—	316	—	—	—	316
Issuance of stock options granted to non-employees in exchange for services rendered	—	—	—	—	65	—	—	—	65
Deferred stock compensation related to the issuance of stock option grants (net of cancellations)	—	—	—	—	8,993	(8,987)	—	—	6
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—	—	2,951	—	—	2,951
Repurchase of unvested common stock at original cost	—	—	(2,322)	—	(4)	—	—	—	(4)
Components of comprehensive loss:
Change in unrealized gain on available for sale securities	—	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	—	—	3,565	3,565

Total comprehensive income	—	—	—	—	—	—	—	—	3,571

BALANCES, December 31, 2003	27,884,261	$138,213	7,744,675	$1	$36,013	$(8,686)	$22	$(91,373)	$(64,023)

Issuance of common stock in connection with initial public offering, net of offering costs of $9,706	—	—	8,650,000	1	94,093	—	—	—	94,094
Conversion of convertible preferred stock into common stock in connection with the Company’s initial public offering	(27,884,261)	(138,213)	27,884,261	3	138,210	—	—	—	138,213
Dilution shares issued upon conversion of preferred stock	—	—	1,215,923	—	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	—	—	353	—	—	—	353
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan, net of repurchases of unvested common stock at original cost	—	—	1,220,005	—	5,293	—	—	—	5,293
Issuance of common stock in connection with exercise of warrants	—	—	244,072	—	973	—	—	—	973
Issuance of stock options granted to non-employees in exchange for services rendered	—	—	—	—	259	—	—	—	259
Acceleration of vesting of stock options	—	—	—	—	41	—	—	—	41
Deferred stock compensation related to the issuance of stock option grants (net of cancellations)	—	—	—	—	27	(27)	—	—	—
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—		5,979	—	—	5,979
Tax benefit from employee stock purchase plan	—	—	—	—	47	—	—	—	47
Components of comprehensive loss:
Change in unrealized gain on available for sale securities	—	—	—	—		—	(145)	—	(145)
Net income	—	—	—	—		—	—	30,723	30,723

Total comprehensive income	—	—	—	—	—	—	—	—	30,578

BALANCES, December 31, 2004	—	$—	46,958,936	$5	$275,309	$(2,734)	$(123)	$(60,650)	$211,807

See accompanying notes.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$30,723	$3,565	$(12,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,008	1,899	1,143
Amortization of acquired identified intangible assets	4,874	4,238	2,450
Deferred rent	(20)	—	28
Stock compensation expense	6,279	3,338	3,824
Net deferred tax assets	(14,205)	—	—
Tax benefit from employee stock purchase plan	47	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,301)	(2,779)	(2,519)
Inventories	(14)	(6,072)	2,009
Prepaid expenses and other current assets	(551)	(456)	(227)
Accounts payable	1,034	4,714	(128)
Accrued payroll and related benefits	2,034	592	101
Income taxes payable	(218)	244	—
Other accrued liabilities	57	913	269
Deferred margin on shipments to distributors	(98)	80	106
Advance contracts billings	23	(45)	(238)
Other long-term assets	(65)	38	(32)

Net cash provided by (used in) operating activities	30,607	10,269	(5,720)

Investing activities:
Acquisition of a business and development-stage company, net of cash	—	(63)	—
Purchases of property and equipment	(4,613)	(1,789)	(788)
Purchases of available-for-sale investments	(120,232)	(6,612)	(4,027)
Maturities and sales of available-for-sale investments	65,560	6,586	—
Purchase of intellectual property asset	(933)	(300)	—

Net cash used in investing activities	(60,218)	(2,178)	(4,815)

Financing activities:
Issuance of common stock, net of repurchases	100,360	2,011	127
Issuance of preferred stock, net of issuance costs	—	6	4,076
(Increase) decrease in restricted cash	—	—	288
Payments on litigation settlement obligation	(1,168)	(601)	(502)
Proceeds (payments) from borrowings		(1,000)	443
Principal payments under capital leases	(60)	(21)	(43)
Increase in other long-term obligations	226	—	—

Net cash provided by financing activities	99,358	395	4,389

Net increase (decrease) in cash and cash equivalents	69,747	8,486	(6,146)
Cash and cash equivalents at beginning of year	16,715	8,229	14,375

Cash and cash equivalents at end of year	$86,462	$16,715	$8,229

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$31	$39	$69

Cash paid for income taxes, net	$1,027	$19	$18

Non-cash transactions:
Deferred stock compensation, net	$27	$10,092	$—

Preferred stock and related warrants issued in connection with acquisitions	$—	$10,988	$—

See accompanying notes.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The consolidated financial statements include SiRF and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, allowance for doubtful accounts, valuation of stock options, provision for warranty claims, valuation of goodwill and long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Revenue recognized on license royalty agreements included in net revenue for fiscal 2003 and 2002, have been separately presented in the statements of operations. An intellectual property asset and certain software licenses, reported as prepaid expenses and other current assets in fiscal 2003, were reclassified to identified intangible assets and fixed assets, respectively, along with their related impact on the statement of cash flows.

Certain Significant Risks and Uncertainties

SiRF operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control and could have a material adverse effect on SiRF’s business, operating results, and financial condition. These risks include, but are not limited to, variability and uncertainty of revenues and operating results; the emerging nature of SiRF’s market; its reliance on third parties to manufacture, assemble and distribute its products; customer concentration; technological changes and new product development risks; competition; intellectual property and related risks; management of growth; dependence on key personnel; acquisitions and investments; international operations and regulatory requirements.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. Risks associated

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with these instruments are mitigated by banking with, and purchasing commercial paper from, creditworthy institutions. SiRF’s receivables are concentrated in a relatively few number of customers and as a result, the Company maintains individually significant receivable balances with these parties. If the financial condition or operations of these parties deteriorate substantially, SiRF’s operating results could be adversely affected. The Company performs periodic evaluations of its customers’ financial condition, but generally does not require collateral for sales on credit. The Company maintains reserves for estimated potential credit losses. SiRF’s historical credit losses have been within management’s expectations.

Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. Cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the U.S. government and its agencies, money market accounts and auction rate securities. The Company’s investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity (deficit). The cost of securities sold is based on the specific identification method.

Inventories

Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. SiRF writes-down inventory to net realizable value based on backlog and forecasted demand. The Company’s excess and obsolescence reserve policy is to reserve for inventory in excess of forecasted demand based on the cyclicality of demand for the Company’s products, obsolescence of technology and product life cycles. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and require estimates that may include elements that are uncertain. In addition, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on the Company’s gross margins. In fiscal 2004, 2003 and 2002, SiRF sold previously written-down inventory with an original cost of approximately $96,000, $135,000 and $2,231,000, respectively. The sales of previously written-down inventory in fiscal 2002, and to a lesser extent in 2004 and 2003, related to initial write-downs of inventory, recorded in fiscal 2001 and 2000, attributable to a sharp decline in backlog and forecasted demand due to a worldwide economic slowdown and lack of market acceptance of our customers’ products.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are depreciated over the shorter of seven years or the remaining useful life of the lease.

Impairment of Long-Lived Assets

Purchased intangible assets consist of acquired developed and core technology, customer list, assembled-workforce and intellectual property assets. These purchased intangible assets are amortized using the straight-line method over their estimated useful lives of two to eight years.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets, such as property, equipment and purchased intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge was recorded in any of the periods presented.

Goodwill

SiRF evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2004 and determined there to be no impairment. There were no events or circumstances from that date through December 31, 2004 that would impact this assessment.

Revenue Recognition

SiRF derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. Revenue is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders. The Company records reductions to revenue for expected product returns based on the Company’s historical experience. SiRF defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the price of SiRF’s products. SiRF enters into co-branding agreements with certain customers and provides marketing incentives to certain distributors. Payments made under such agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

SiRF licenses rights to use its intellectual property to allow licensees to integrate GPS technology into their products. SiRF also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. Licensees pay ongoing royalties based on sales of their products incorporating the licensed intellectual property or premium software. Royalty revenue is recognized at the time products containing the licensed intellectual property or premium software are sold by the licensee based on quarterly reports received from licensee detailing the number of chip sets shipped by licensee into which SiRF’s intellectual property or premium software was embedded. For certain licensees, (the “Estimated Licensees”), the Company estimates and records the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of the Company’s sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the estimate is recorded as royalty revenue in the quarter in which the reports are received. To date, such variances have not been significant. Subsequent to the sale, SiRF has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Shipping and Handling

Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising

Advertising costs are charged to sales and marketing expense as incurred and are not significant in all periods presented.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be recovered.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including stock options, convertible preferred stock, preferred stock warrants and common stock subject to repurchase. Common stock equivalents, such as stock options, convertible preferred stock and preferred stock warrants are excluded from the computation in loss periods as their effect would be antidilutive.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share was as follows for the three years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Numerator:
Net income (loss)	$30,723	$3,565	$(12,506)
Deemed dividend to convertible preferred stockholders	—	468	176

Net income (loss) applicable to common stockholders	$30,723	$3,097	$(12,682)

Denominator:
Weighted average common shares outstanding	34,135	6,870	6,640
Less: Weighted average common shares outstanding subject to repurchase	(9)	(32)	(36)

Weighted average shares used in net income (loss) per common share, basic	34,126	6,838	6,604
Dilutive potential common shares:
Weighted average of convertible preferred stock	8,984	28,697	—
Weighted average of repurchasable common stock outstanding	9	32	—
Weighted average of common stock options	4,862	2,181	—
Weighted average of preferred stock warrants	336	72	—
Weighted average of employee stock purchase plan shares	15	—	—

Total weighted average shares used in net income (loss) per common share, diluted	48,332	37,820	6,604

Net income (loss) per share:
Basic	$0.90	$0.45	$(1.92)
Diluted	$0.64	$0.08	$(1.92)

In the three years ended December 31, 2004, 2003 and 2002, the following common stock equivalents, which could potentially dilute basic net income (loss) per common share in future periods, were excluded from the computation of diluted net income (loss) per common share in the periods presented, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Convertible preferred stock	—	—	27,421
Shares of common stock subject to repurchase	—	91	9
Outstanding options	1,970	—	6,208
Preferred stock warrants	—	712	894

Total	1,970	803	34,532

Product Warranty

SiRF provides for the estimated cost of product warranties at the time it recognizes revenue. Product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

known product issues were not significant as of and for the three years ended December 31, 2004, 2003 and 2002. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three years ended December 31, 2004, 2003 and 2002.

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, the Company believes that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the current software development process is essentially completed concurrent with the establishment of technological feasibility.

SiRF generates engineering services income with various commercial customers that have enabled it to accelerate its product development efforts. SiRF retains ownership of the technology developed under these arrangements. Such development income has moderately contributed to the funding of SiRF’s product development activities. Development costs related to the underlying contracts are classified as research and development expense, and any income generated is classified as a reduction of research and development expense. Engineering services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering services income is recognized only if the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, for which SiRF has not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are accepted. The following table summarizes these services:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Gross research and development expense	$22,443	$16,060	$12,972
Less recognized engineering services income	(168)	(603)	(1,380)

Net research and development expense	$22,275	$15,457	$11,592

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The pro forma effect on net income (loss) and net income (loss) per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss) applicable to common stockholders as reported	$30,723	$3,097	$(12,682)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	1,477	2,951	3,772
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(3,270)	(3,598)	(5,397)

Pro forma net income (loss)	$28,930	$2,450	$(14,307)

Net income (loss) per share
Basic:
As reported	$0.90	$0.45	$(1.92)
Pro forma	$0.85	$0.36	$(2.17)
Diluted:
As reported	$0.64	$0.08	$(1.92)
Pro forma	$0.60	$0.06	$(2.17)

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

	Stock Options			ESPP
	Year Ended December 31,
	2004	2003	2002	2004
Risk-free interest rate	3.1%	3.2%	3.4%	2.16%
Average expected life of options (in years)	3.0	4.0	4.0	0.5
Volatility	70%	—	—	70%
Dividend yield	—	—	—	—

The effects of calculating compensation cost under SFAS No. 123 for the years ended December 31, 2004, 2003 and 2002 may not be representative of the effects that this calculation may have on reported net income or losses for future periods.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted with an exercise price below the deemed fair value of the Company’s common stock during the years ended December 31, 2004 and 2003 was $1.21 and $3.14, respectively. No options were granted in the year ended December 31, 2002, with an exercise price below the deemed fair value of common stock. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of the Company’s common stock during the years ended December 31, 2004, 2003 and 2002 was $5.76, $0.47 and $0.52, respectively.

For purposes of pro forma disclosures, the estimated fair value of the 2004 ESPP purchase rights is amortized over the individual accumulation periods comprising the offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28. The weighted average fair value of the ESPP purchase rights was $5.03 in the year ended December 31, 2004.

Foreign Currency

The functional currency of SiRF’s foreign subsidiaries is the local currency of the country in which the respective subsidiary operates. For the years ended December 31, 2004, 2003 and 2002, translation gains and losses were insignificant. Gains and losses from transactions denominated in currencies other than the functional currencies are included in the consolidated statements of operations. Translation gains and losses, as well as gains and losses from transactions denominated in currencies other than the functional currencies are included in the consolidated statement of operation caption “Other Expense, Net”. All of SiRF’s revenue transactions are denominated in U.S. dollars.

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company operates in only one reportable segment under SFAS No. 131.

Indemnifications

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chip sets and to license the Company’s IP core technology or embedded software, under which the Company may indemnify customers for intellectual property infringement related specifically to the use of such products. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vesting period), in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In accordance with the standard, the Company will adopt SFAS No. 123R effective July 1, 2005.

SFAS 123R permits public companies to adopt its requirements using one of two methods: the modified-prospective method or the modified-retrospective method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. The modified-retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SiRF adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income (loss) and income (loss) per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in fiscal 2004 for such excess tax deductions was not significant. No excess tax deductions were recognized in fiscal 2003 and 2002.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual financial statements for fiscal years ending after December 15, 2003. The Company’s adoption of the disclosure provision of EITF Issue No. 03-1 did not have any material effect on the Company’s financial position, results of operations, or cash flows. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3.	Acquisition of a Business and a Development-Stage Company

On March 28, 2003, SiRF acquired Enuvis, a development-stage company specializing in wireless location technology. The aggregate purchase price of approximately $11.1 million consisted of 1,572,417 shares of Series H preferred stock valued at approximately $10.2 million, immediately exercisable warrants to acquire 132,364 shares of Series H preferred stock valued at $767,000 and direct acquisition costs of approximately $152,000. The value of the series H preferred stock issued in the Enuvis transaction was determined based upon SiRF’s management and Board of Directors’ best estimates through negotiations between SiRF and Enuvis’ former Board of Directors. Enuvis had no customers and was not generating revenue. Accordingly, the Company does not believe the Enuvis acquisition met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations. The excess of the purchase consideration over the fair value of the net assets acquired was allocated on a proportionate basis to the assets acquired and no goodwill was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the date of acquisition:

(In thousands)
Current assets	$156
Property and equipment	1,109
Identified intangible assets	10,123

Total assets acquired	11,388
Current liabilities assumed	(248)

Net assets acquired	$11,140

The acquired identified intangible assets include existing developed core technology of approximately $9.6 million with a five-year useful life and assembled workforce of $524,000 with a two-year useful life. The acquired identified intangible assets are amortized on a straight-line basis.

On September 21, 2001, SiRF acquired the Global Positioning System (“GPS”) semiconductor product line of Conexant. The total consideration for the product line was approximately $46 million which included the fair value of SiRF’s preferred stock and direct transaction costs. The results of operations for the acquired Conexant product line have been included in the Company’s consolidated statements of operations since that date. The objective of the purchase was to enhance SiRF’s core technology team and acquire complementary products, technologies, intellectual property and a customer base that would enhance the Company’s position in the GPS market.

The acquisition was recorded under the purchase method of accounting, and accordingly the purchase price was allocated to the tangible assets and liabilities and intangible assets acquired, based on their fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to intangible assets acquired were based on valuations prepared by an independent third party appraisal firm using estimates

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and assumptions provided by management. SiRF recorded approximately $44 million of goodwill and identified intangible assets in conjunction with the purchase of Conexant’s GPS semiconductor product line.

Note 4.	Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of December 31, 2004 and 2003:

	December 31, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate notes and bonds	$62,011	$1	$(36)	$61,976
Government agencies	32,097	1	(89)	32,009
Auction rate securities	20,000	—	—	20,000
Money market funds	28,754	—	—	28,754

Total	$142,862	$2	$(125)	$142,739

Reported as:
Cash and cash equivalents	$84,138	$1	$(2)	$84,137
Marketable securities	14,887	—	(45)	14,842
Long-term investments	43,837	1	(78)	43,760

Total	$142,862	$2	$(125)	$142,739

	December 31, 2003
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate bonds	$1,355	$12	$—	$1,367
Government agencies	2,698	10	—	2,708
Money market funds	13,537	—	—	13,537

Total	$17,590	$22	$—	$17,612

Reported as:
Cash and cash equivalents	$13,537	$—	$—	$13,537
Marketable securities	820	7	—	827
Long-term investments	3,233	15	—	3,248

Total	$17,590	$22	$—	$17,612

The following table provides the breakdown of the investments with unrealized losses at December 31, 2004:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$48,180	$36	$—	$—	$48,180	$36
Government agencies	22,915	89	—	—	22,915	89

Total	$71,095	$125	$—	$—	$71,095	$125

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized losses related to fixed income securities in 2004 were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company’s management determined that the gross unrealized losses on its investment securities at December 31, 2004 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better.

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows:

	December 31,
	2004	2003
	(In thousands)
Due in 1 year or less	$70,225	$827
Due in 1 to 5 years	23,760	3,248
Due after 10 years	20,000	—

Total	$113,985	$4,075

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity (deficit) at December 31, 2004 and 2003. Realized gains and losses on sales of available-for-sale investments during the years ended December 31, 2004, 2003 and 2002 were insignificant.

Note 5.	Inventories

Inventories consist of the following:

	December 31,
	2004	2003
	(In thousands)
Work in process	$156	$345
Finished goods	7,826	7,623

Total	$7,982	$7,968

Note 6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2003
	(In thousands)
Computer equipment and software	$8,520	$5,263
Test equipment	2,569	2,371
Furniture and fixtures	1,408	954
Leasehold improvements	866	435

	13,363	9,023
Accumulated depreciation and amortization	(7,879)	(6,144)

Total	$5,484	$2,879

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was approximately $2,008,000, $1,830,000 and $1,143,000 in 2004, 2003 and 2002, respectively.

Note 7.	Segment and Geographical Information

As of December 31, 2004 and 2003, substantially all of SiRF’s long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net revenue:
United States	$29,512	$9,698	$6,098
Export sales from United States:
Taiwan	48,957	21,664	4,503
China	6,940	12,057	4,083
Japan	2,386	3,559	3,899
New Zealand	8,649	6,796	3,828
Germany	1,665	11,230	583
Europe (excluding Germany)	9,521	5,636	5,494
Other	9,738	2,507	1,869

Net revenue	$117,368	$73,147	$30,357

Note 8.	Customer Concentration

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable December 31,		Net Revenue Year Ended December 31,
Customer	2004	2003	2004	2003	2002
A	17%	—%	22%	10%	3%
B	12	32	5	12	13
C	10	—	2	—	—
D	—	49	13	15	3
E	11	7	15	12	4
F	—	—	1	11	—
G	10	—	14	7	8
H	10	—	1	5	5

The outstanding accounts receivable balances of customer D include royalty revenue for the fourth quarter of fiscal 2003, which according to the contract is payable approximately 45 days from December 31, 2003.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Identified Intangible Assets

Identified intangible assets at December 31, 2004 consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(7,422)	$12,177
Acquisition-related customer relationships	6,000	(3,900)	2,100
Acquisition-related assembled workforce	524	(460)	64

Total acquisition-related intangible assets	26,123	(11,782)	14,341
Intellectual property assets	1,233	(392)	841

Total identified intangible assets	$27,356	$(12,174)	$15,182

Identified intangible assets at December 31, 2003 consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(4,252)	$15,347
Acquisition-related customer relationships	6,000	(2,700)	3,300
Acquisition-related assembled workforce	524	(198)	326

Total acquisition-related intangible assets	26,123	(7,150)	18,973
Intellectual property assets	300	(150)	150

Total identified intangible assets	$26,423	$(7,300)	$19,123

In fiscal 2004, the Company acquired intellectual property assets at a cost of $933,000. The acquired intellectual property assets are being amortized using the straight line method over their useful life of three years.

Amortization expense of acquisition-related intangible assets was $4,632,000, $4,088,000 and $2,450,000 in 2004, 2003 and 2002, respectively. Amortization of intellectual property assets of $242,000 and $150,000 in 2004 and 2003, respectively, was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at December 31, 2004 is as follows:

(In thousands)
Fiscal year:
2005	$4,745
2006	4,381
2007	3,388
2008	1,729
2009	939
Thereafter	—

Total	$15,182

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred revenue	$688	$1,523
Less inventory held by distributors	(269)	(1,006)

Deferred margin on shipments to distributors	$419	$517

Note 11.	Long-Term Obligations

Long-term obligations consist of the following:

	December 31,
	2004	2003
	(In thousands)
Litigation settlement obligation	$2,107	$3,275
Deferred rent	75	95
Capital leases	36	96
Other long-term liabilities	226	—

	2,444	3,466

Current portion	(673)	(556)

Long-term portion	$1,771	$2,910

On September 8, 2000, the Company entered into an agreement to settle a lawsuit regarding certain patent rights, the terms of which include, among other things, total payments of $5.0 million consisting of $200,000 due on the agreement date, quarterly payments of $100,000 through July 30, 2001, and minimum quarterly payments of $125,000 commencing on January 30, 2002. The Company also issued a warrant to purchase 212,796 shares of Series F preferred stock at an exercise price of $10.00 per share in connection with this settlement. During the year ended December 31, 1999, SiRF recorded litigation settlement expense of approximately $5.7 million, which consisted of the $5.0 million in cash payments and $717,000 for the estimated deemed fair value of the warrant to be issued. During the year ended December 31, 2000, SiRF recognized an additional $638,000 of expense for the estimated increase in the deemed fair value of the warrant when the warrant was issued and earned. The litigation settlement agreement allows for a reduction in the $5.0 million cash obligation of the litigation settlement upon the occurrence of certain events, the first of which was the Company’s initial public offering. However, the settlement agreement provides that the combination of litigation obligation cash payments and net proceeds from the exercise and sale of the 212,796 shares subject to the warrant received as part of the settlement agreement must be at least $9.0 million.

The Company established a short-term revolving line of credit under which it may borrow up to $4.0 million, including $2.5 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (5.25% as of December 31, 2004) or (ii) 5.25%. The line of credit is available through March 2006 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of December 31, 2004 or 2003. As of December 31, 2003, the Company had a $2.0 million standby letter of

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit that was collateralized by its short-term revolving line of credit. There were no letters of credit collateralized by the line of credit as of December 31, 2004. As of December 31, 2004, the Company was in compliance with all financial and non-financial covenants, including borrowing base requirements.

Note 12.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Preferred Stock

In April 2004, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights.

The Company had authorized 35,000,000 shares of preferred stock as of December 31, 2003. The net proceeds from the issuance of the preferred stock, including fair value of warrants issued and deemed dividends on beneficial conversion features (net of issuance costs), and the designated, issued and outstanding shares and liquidation values of the preferred stock were as follows:

Series	Net Proceeds	Shares Designated	Shares Issued and Outstanding	Liquidation Value
	(In thousands, except for number of shares)
A	$354	2,666,666	2,666,666	$600
B	3,978	5,000,000	5,000,000	4,000
C	7,996	2,017,500	2,006,730	8,027
D	10,621	1,852,851	1,691,847	10,151
E	25,258	4,197,983	4,010,793	24,666
F	13,356	3,318,837	1,200,000	12,000
G	46,034	7,700,000	6,704,483	67,045
H	30,616	5,704,782	4,603,742	29,924

Total	$138,213	32,458,619	27,884,261	$156,413

Significant terms of the preferred stock were as follows:

•	Each share was convertible into one share of common stock (subject to adjustments for triggering events or events of dilution) at the option of the holder, except as described below. Conversion was automatic in the event of an underwritten public offering of SiRF’s common stock, at no less than $10 per share, that resulted in aggregate proceeds to the Company and/or any selling stockholders in excess of $15,000,000. During 2001, a triggering event occurred resulting in an adjustment to the conversion ratio of Series F and G preferred stock. As a result of the event, an additional 27,628 common shares became issuable upon conversion of the outstanding Series F preferred stock and 1,061,272 common shares became issuable upon conversion of the outstanding Series G preferred stock. The additional shares attributed to the Series G preferred stock created a beneficial conversion feature with the intrinsic value of additional issuable common shares being recorded as a component of the Conexant acquisition purchase price (Note 3).

•

In 2002, as a result of issuances of Series H preferred stock, an event of dilution occurred resulting in an additional 6,939 common shares for Series F and 30,150 common shares for Series G becoming issuable upon conversion of the outstanding preferred stock. In 2003, as a result of issuances of Series H preferred stock, another event of dilution occurred resulting in an additional 16,734 common shares for Series F and 73,200 common shares for Series G becoming issuable upon conversion of the outstanding

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preferred stock. The adjustments to the Series F and G preferred stock conversion ratios as a result of the anti-dilution provisions resulted in beneficial conversion features recorded as deemed dividends.

•	Each share had voting rights equal to the number of shares of common stock into which it may convert.

•	In the event of liquidation or merger, preferred stockholders would first receive $0.225 per share for Series A, $0.80 per share for Series B, $4.00 per share for Series C, $6.00 per share for Series D, $6.15 per share for Series E, $10.00 per share for Series F, $10.00 per share for Series G and $6.50 per share for Series H, plus any declared and unpaid dividends; after such distribution, any remaining amounts were to be distributed pro rata among the common and preferred stockholders on an as-converted basis. In addition, in the event of a merger or other form of corporate reorganization in which the existing stockholders were not the majority stockholders of the surviving corporation, or upon sale of substantially all of the Company’s assets, the preferred stockholders were entitled to receive at the closing, cash, securities or other property in settlement of these liquidation amounts, as further defined in the agreements.

•	Annual per share noncumulative dividends of $0.03 on Series A, $0.08 on Series B, $0.40 on Series C, $0.60 on Series D, $0.615 on Series E, $1.00 on Series F, $1.00 on Series G and $0.65 on Series H, when and if declared, were required to be paid prior to any common stock dividends.

•	The Series B and C preferred stockholders, each voting separately as a class, had the right to elect two members each to the Board of Directors. The Series A and G preferred stockholders, each voting separately as a class, had the right to elect one member to the Board of Directors. The Company has eight members in its Board of Directors.

Effective upon the closing of the Company’s initial public offering on April 22, 2004, all outstanding shares of Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H preferred stock were automatically converted into a total of 29,100,184 shares of common stock.

Warrant Arrangements

In connection with certain transactions, SiRF issued warrants to third parties for the purchase of convertible preferred stock. In connection with the Company’s initial public offering on April 22, 2004, the warrants discussed in the following paragraphs to purchase preferred stock were automatically converted to purchase shares of common stock.

In March 2003, the Company issued warrants to purchase 4,782 shares of Series H preferred stock at $11.50 per share to equipment financers in connection with the Enuvis acquisition described in Note 3. These warrants expire in 2008. The estimated fair value of the warrants was determined at the date of issuance using the following assumptions: risk free interest rate of 3.0%, volatility of 70%, contractual life of 5.5 years, and dividend yield of zero. The fair value of the warrants was insignificant. As of December 31, 2004, no warrants were exercised and warrants to purchase 4,782 shares of common stock remained outstanding. Also in March 2003 in connection with the Enuvis acquisition, the Company issued fully vested warrants to purchase 127,582 shares of Series H preferred stock at $1.63 per share to former employees and non-employees of Enuvis. These warrants expire in 2013. The estimated fair value of the warrants was determined at the date of grant using the following assumptions: risk free interest rate of 3.9%, volatility of 70%, contractual life of ten years, and dividend yield of zero. The fair value of the warrants was $752,202 and was included in the Enuvis purchase price consideration. As of December 31, 2004, warrants to purchase 45,355 shares were exercised and warrants to purchase 78,753 shares of common stock remained outstanding.

In 2002, the Company issued warrants to purchase 63,246 shares of Series H preferred stock at $6.50 per share to investors in the Series H round of financing. These warrants expire in 2007. The estimated fair value of

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the warrants was $252,000, determined at the date of grant using the following assumptions: risk free interest rate of 4.4%, volatility of 70%, contractual life of five years, and dividend yield of zero. SiRF did not record the fair value of these warrants as a deemed dividend as the Company believed events which would trigger repayment of the liquidation preference of the underlying Series H preferred stock were not probable due to the financial position of SiRF, the long-term commitment of the Company’s investors, and the likelihood of conversion upon an initial public offering. As of December 31, 2004, warrants to purchase 350 shares were exercised and warrants to purchase 62,896 shares of common stock remained outstanding.

In 2001, the Company issued warrants to purchase 239,526 shares of Series H preferred stock at $6.50 per share to investors in the Series H round of financing. These warrants expire in 2006. The estimated fair value of the warrants was $939,000, determined at the date of grant using the following assumptions: risk free interest rate of 3.5%, volatility of 70%, contractual life of five years, and dividend yield of zero. The Company did not record the fair value of these warrants as a deemed dividend as it believed events which would trigger repayment of the liquidation preference of the underlying Series H preferred stock were not probable due to the financial position of SiRF, the long-term commitment of the Company’s investors, and the likelihood of conversion upon an initial public offering. As of December 31, 2004, warrants to purchase 65,382 shares were exercised and warrants to purchase 174,144 shares of common stock remained outstanding.

In September 2000, in connection with a settlement agreement described in Note 11, SiRF granted a warrant to purchase 212,796 shares of Series F preferred stock at an exercise price of $10.00 per share. In connection with the events of dilution in 2001, 2002, and 2003, an additional 9,097 shares of common stock will be issued upon exercise and conversion of this warrant. This warrant expires five years after the closing date of SiRF’s initial public offering. The estimated fair value of this warrant was $1,355,000, determined at the date of grant using the following assumptions: risk free interest rate of 6.1%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrant was recorded as a litigation expense in 2000 and 1999. As of December 31, 2004, warrants to purchase 221,893 shares of common stock remained outstanding.

In 1999, the Company issued warrants to purchase 187,190 shares of Series E preferred stock at $6.15 per share to investors in the Series E round of financing. These warrants expire in 2004. The estimated fair value of these warrants was $656,000, determined at the date of grant using the following assumptions: risk free interest rate of 5.7%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was recorded as a deemed dividend to Series E preferred stockholders. As of December 31, 2004, warrants to purchase 186,290 shares were exercised and the remaining warrants to purchase Series E preferred stock expired in 2004.

In 1998, the Company issued warrants to purchase 164,850 shares of Series D preferred stock at $6.00 per share to investors in the Series D round of financing. The estimated fair value of these warrants was $561,000, determined at the date of grant using the following assumptions: risk free interest rate of 5.7%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was recorded as a deemed dividend to Series D preferred stockholders. During 2003, 3,846 shares of Series D preferred stock were issued upon the net exercise of warrants. The remaining warrants to purchase Series D preferred stock expired in 2003.

In connection with certain lease transactions in 1998, the Company issued warrants to purchase 17,500 shares of Series C preferred stock at $4.00 per share. The estimated fair value of these warrants was $27,000, determined at the date of grant using the following assumptions: risk free interest rate of 5.6%, volatility of 50%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was recorded as an expense upon issuance. During 2003, 6,730 shares of Series C preferred stock were issued upon the net exercise of warrants. The remaining warrants to purchase Series C preferred stock expired in 2003.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan (the “1995 Plan”) to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2004, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 4,320,237 shares of common stock were outstanding.

Options generally vest over a period of four years, generally become exercisable beginning six months from the date of employment or grant and expire ten years from the date of grant. Unvested common stock issued to employees, directors and consultants under stock purchase agreements is subject to repurchase at the Company’s option upon termination of employment or services at the original purchase price. This right to repurchase expires ratably over the vesting period.

2004 Stock Incentive Plan

In March 2004, SiRF adopted the 2004 Stock Incentive Plan (the “2004 Plan”) and on April 22, 2004, the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of the Company’s initial public offering. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding at that time, or (iii) a number of shares determined by the Board of Directors. Forfeited options or awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

Under the 2004 Plan, options generally expire in ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest ratably over a four-year period. As of December 31, 2004, 2,057,902 options to purchase common stock were outstanding and 2,942,098 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. The Company issued 92,608 shares of common stock under the Purchase Plan in the year ended December 31, 2004 at a weighted-average purchase price of $9.56 per share.

A summary of the activity under the 1995 Plan and the 2004 Plan is as follows:

	Years ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	8,221,199	$3.72	6,208,436	$3.24	6,720,607	$3.15
Granted	2,579,627	12.21	4,151,150	4.07	693,310	4.00
Exercised	(1,131,335)	3.90	(1,003,873)	2.36	(79,797)	1.78
Canceled	(499,653)	5.83	(1,134,514)	3.58	(1,125,684)	3.30

Options outstanding - end of year	9,169,838	5.97	8,221,199	3.72	6,208,436	3.24

Options exercisable - end of year	4,969,546	$3.59	4,759,414	$3.40	4,284,312	$2.73

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan and 1995 Plan at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.08 — $ 2.00	1,039,709	4.54	$1.55	1,039,709	$1.55
$ 2.25 — $ 3.50	524,190	5.70	$2.53	524,190	$2.53
$ 4.00 — $ 4.00	4,614,090	8.14	$4.00	2,913,529	$4.00
$ 5.50 — $10.45	963,447	7.81	$7.92	487,077	$6.52
$10.92 — $11.00	58,750	9.37	$10.97	5,041	$11.00
$12.40 — $15.19	1,969,652	9.88	$12.73	—	—

$ 0.08 — $15.19	9,169,838	7.94	$5.97	4,969,546	$3.59

Deferred Stock Compensation Expense

In connection with options granted to employees to purchase common stock, the Company recorded deferred stock compensation of approximately $27,000 and $10.1 million for the years ended December 31, 2004 and 2003, respectively. Such amounts represent, for employee stock options, the difference between the exercise price and the deemed fair market value of SiRF’s common stock at the date of grant. No deferred stock

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation was recorded in 2002 as the options were granted with an exercise price equal to the deemed fair value. The deferred charges for employee options are amortized to expense over the vesting period, using a multiple option valuation approach, on an accelerated basis in accordance with FIN No. 28. The Company reversed previously recorded deferred stock compensation expense of $116,000, $825,000 and $2,338,000 in 2004, 2003 and 2002, respectively, in connection with the termination of the related employees. Net stock compensation expense was $6,020,000, $2,951,000 and $3,772,000 in 2004, 2003 and 2002, respectively. Except for amounts included in cost of product revenue, SiRF reports amortization of deferred stock-based compensation as a separate line item in the accompanying consolidated statements of operations.

Options Granted to Non-employees

The Company granted options to non-employees for consulting services performed. The initial vesting period for these options ranged from immediate vesting to vesting over four years and the option exercise period is ten years. Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18 and are recorded as the shares underlying the options are earned. The unvested shares underlying the options are subject to periodic revaluation over the remaining vesting period.

The Company recorded stock compensation expense of $259,000, $65,000 and $43,000 in fiscal 2004, 2003 and 2002, respectively, in connection with options granted to non-employees. The fair value of stock options issued to non-employees was calculated using a weighted average risk-free interest rate of 4.11%, 4.25% and 5.09% in 2004, 2003 and 2002, respectively, expected volatility of 70% and the contractual term of the option. In 2004, SiRF granted options to purchase 83,000 shares of common stock to non-employees at exercise prices of $10.45 and $12.51 per share. In 2003, SiRF granted options to purchase 12,000 shares of common stock to non-employees at an exercise price of $4.00 per share. In 2002, SiRF granted options to purchase 960 shares of common stock to non-employees at an exercise price of $4.00 per share.

Common Shares Reserved for Issuance

At December 31, 2004, the Company had reserved shares of common stock for issuance as follows:

Exercise of outstanding stock options	9,169,838
Employee stock purchase plan	907,392
Shares of common stock available for grant	2,942,098
Warrants to purchase common stock	542,468

Total	13,561,796

Common Stock Subject to Repurchase

SiRF permits certain employees to exercise their unvested options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. At December 31, 2003, 90,772 shares of common stock were subject to a repurchase right at a weighted average price of $3.85; at December 31, 2002, 9,151 shares of common stock were subject to a repurchase right at a weighted average price of $1.37. No shares of common stock were subject to a repurchase right at December 31, 2004.

Common Shares Granted to Non-employees

On October 16, 2003, the Company issued 73,750 shares of common stock to Conexant for consulting services rendered in 2003 and 2002. The shares were valued between $4.00 and $4.85 per share. SiRF recorded consulting expenses of $286,000 and $30,000 in 2003 and 2002, respectively, in connection with this issuance.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes

The (benefit from) provision for income taxes consisted of the following:

	December 31,
	2004	2003	2002
	(In thousands)
Current:
Federal	$411	$242	$—
State	10	2	—
Foreign	294	—	—

Total	715	244	—

Deferred:
Federal	(11,191)	—	—
State	(3,014)	—	—

Total	$(14,205)	—	—

(Benefit from) provision for income taxes	$(13,490)	$244	$—

The (benefit from) provision for income taxes differs from the expected tax (benefit) expense computed by applying the statutory federal income tax rates to income (loss) before taxes as follows:

	December 31,
	2004	2003	2002
	(In thousands)
Federal tax at statutory rate	$5,868	$1,386	$(4,377)
State taxes, net of federal benefit	6	2	2
Non-deductible expenses	19	18	13
Impact of qualified stock compensation	(681)	980	1,307
Net operating losses not benefited	—	—	3,055
Benefit from releasing valuation allowance on net deferred tax assets	(14,205)
Benefit of operating loss carryforwards	(4,497)	(2,142)	—

Total provision for income taxes	$(13,490)	$244	$—

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$9,965	$17,798
Research and development credits	2,514	1,626
Capitalized research and development	1,654	1,936
Non-qualified stock option expense	3,314	—
Other, net	2,494	1,322

Total deferred tax assets	19,941	22,682
Deferred tax liabilities:
Purchased intangibles	(5,736)	(7,589)

Subtotal	14,205	15,093
Valuation allowance	—	(15,093)

Net deferred tax assets	$14,205	$—

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, management reassessed the valuation allowance previously established against the net deferred tax assets. Based on the Company’s earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets will be realized. Accordingly, the Company released the valuation allowance of $14.2 million from its deferred tax assets resulting in a corresponding income tax benefit. The net valuation allowance decreased by approximately $6.1 million in the year ended December 31, 2003 and increased approximately $3.3 million in the year ended December 31, 2002.

As of December 31, 2004, SiRF had federal and state net operating loss carryforwards of approximately $28.0 million and $9.0 million, respectively, federal research and development tax credits of approximately $1.6 million and California research and development credits of approximately $1.3 million. The federal and state net operating loss and credit carryforwards expire at various dates from 2010 through 2024, if not utilized.

The Company performed an analysis of its net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Due in part to equity financings, the Company experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Such annual limitations pursuant to Sections 382 and 383 of the Code could result in the expiration of net operating loss carryforwards and/or credit carryforwards before utilization.

Note 14.	Employee Benefit Plan

The Company has a 401(k) profit-sharing plan (the “Plan”) covering substantially all employees. The Plan is a Group Annuity Contract in accordance with Section 401 of the Internal Revenue Code. SiRF made no contributions to the Plan in any period.

Note 15.	Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, are considered as related parties.

In connection with the purchase of the GPS semiconductor product line of Conexant in September 2001, the Company entered into an agreement with Conexant, a significant stockholder of SiRF as of December 31, 2004 and 2003, to manufacture certain GPS semiconductors. Under this agreement, the Company purchased products for approximately $49,000 and $2.6 million during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, SiRF had an immaterial amount of trade payables to Conexant. This agreement expired in March 2003.

Also in connection with the purchase of the GPS semiconductor product line of Conexant, the Company entered into an agreement to provide GPS semiconductors to Conexant’s GPS module business. For the year ended December 31, 2002, SiRF sold approximately $1.1 million of product to Conexant. The Company had no sales of this type in the years ended December 31, 2004 and 2003. During 2002, the prices of product sold to Conexant approximated the price of products sold to third party customers. As of December 31, 2004 and 2003, the Company had no accounts receivable from Conexant as this agreement expired in March 2003.

In anticipation of the termination of the Conexant manufacturing agreement, the Company entered into an agreement with Skyworks Solutions, Inc. (“Skyworks”) to manufacture some of its chip set products. One of

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. In the year ended December 31, 2004, SiRF purchased $3.8 million of product from Skyworks, had $563,000 of trade payables to Skyworks and non-cancelable purchase orders of $299,000. In the year ended December 31, 2003, the Company purchased $3.8 million of product from Skyworks, had $782,000 of trade payables to Skyworks and non-cancelable purchase orders of approximately $260,000.

Note 16.	Commitments and Contingencies

SiRF may be subject to claims, legal actions and complaints, including patent infringement, arising in the normal course of business. The likelihood and ultimate outcome of such an occurrence is not presently determinable; however there can be no assurance that SiRF will not become involved in protracted litigation regarding alleged infringement of third party intellectual property rights or litigation to assert and protect the Company’s patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of SiRF’s resources that could materially and adversely affect the Company’s business and operating results.

Leases

The Company leases facilities and certain equipment under operating lease agreements, which require payment of property taxes, insurance and normal maintenance costs. SiRF also has capital lease agreements, some of which contain purchase options. Future minimum rental payments required under capital and operating leases and the present value of annual minimum lease payments under capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31,
2005	$25	$2,889
2006	14	1,589
2007	—	385
2008	—	373
2009	—	286
Thereafter	—	—

Future minimum lease payments	39	$5,522

Less amount representing interest	(3)

Present value of minimum lease payments	$36

Rent expense was $1,167,000, $1,071,000 and $1,181,000 in 2004, 2003 and 2002, respectively.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.	Selected Quarterly Financial Data (Unaudited)

The selected unaudited quarterly financial data are as follows:

	Quarter Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(unaudited)
	(in thousands except per share data)
Net revenue	$11,285	$13,738	$21,854	$26,270	$28,358	$30,450	$31,024	$27,536

Cost of revenue	5,380	6,268	9,963	11,489	12,099	13,490	13,586	11,956

Gross profit	5,905	7,470	11,891	14,781	16,259	16,960	17,438	15,580
Operating expenses:
Research and development	3,042	3,638	3,911	4,866	5,111	5,322	5,632	6,210
Sales and marketing	2,189	2,094	2,304	2,807	2,645	2,517	2,645	2,674
General and administrative	983	1,056	1,157	1,156	1,360	1,937	2,009	2,399
Amortization of acquisition-related intangibles	613	1,158	1,158	1,159	1,158	1,158	1,158	1,158
Amortization of deferred stock compensation	171	488	501	1,882	1,734	1,401	1,233	961

Total operating expenses	6,998	8,434	9,031	11,870	12,008	12,335	12,677	13,402

Operating income (loss)	(1,093)	(964)	2,860	2,911	4,251	4,625	4,761	2,178
Other income (expense), net	22	43	(4)	34	27	208	484	699

Net income (loss) before income taxes	(1,071)	(921)	2,856	2,945	4,278	4,833	5,245	2,877
Provision for income taxes	(66)	(57)	176	191	214	242	273	(14,219)

Net income (loss)	$(1,005)	$(864)	$2,680	$2,754	$4,064	$4,591	$4,972	$17,096

Deemed dividend to preferred stockholders	468	—	—	—	—	—	—	—
	$(1,473)	$(864)	$2,680	$2,754	$4,064	$4,591	$4,972	$17,096

Basic net income (loss) per common share	$(0.22)	$(0.13)	$0.39	$0.39	$0.53	$0.12	$0.11	$0.37

Diluted net income (loss) per common share	$(0.22)	$(0.13)	$0.07	$0.07	$0.10	$0.09	$0.10	$0.33

Weighted average number of common shares used to compute basic net income (loss) per common share	6,681	6,735	6,829	7,047	7,726	36,764	45,640	46,429

Weighted average number of common shares used to compute diluted net income (loss) per common share	6,681	6,735	38,103	39,904	41,500	49,427	50,846	51,583

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

After the completion of our fourth fiscal quarter and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004 by our independent registered public accounting firm, Ernst & Young LLP, E&Y informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. It is important to note that any error in calculating our benefit from income taxes was discovered and corrected in advance of the release of our December 31, 2004 financial results. To remediate this error, we have dismissed our previous third party tax advisor and have hired PricewaterhouseCoopers LLP to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets. We will continue to evaluate and monitor our efforts to remediate this error and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement for its 2005 annual meeting of stockholders that will be filed within 120 days of its fiscal year ended December 31, 2004 (the “Proxy Statement”).

The information required by this Item 10 regarding executive officers is incorporated by reference from the information contained in the section captioned “Executive Officers” included in Part I of this report on Form 10-K.

The information required by this Item 10 regarding our audit committee and audit committee financial expert is incorporated by reference from the information contained in the Proxy Statement.

The information required by this Item 10 regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

We have adopted the SiRF Technology Holdings, Inc. Code of Ethics and Business Conduct for Employees, Officers and Directors (the “code of ethics”). The code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and all other SiRF employees and is publicly available on our website at www.sirf.com. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the sections captioned “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. The information required by this Item 11 regarding compensation of directors is incorporated by reference from the information contained in the section captioned “Director Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The following table sets forth information as of December 31, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Stock Option Plan, 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan.

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	B Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	9,169,838	$5.97	3,849,490	(1),(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	9,169,838	$5.97	3,849,490

(1)	Includes the number of shares reserved for issuance under the Company’s 2004 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2004 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2005 to 2014 by the lesser of 5,000,000 shares, 5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2004 Stock Incentive Plan.

(2)	Includes 907,392 shares available for sale pursuant to the Company’s 2004 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2005, by the lesser of 750,000 shares, 1.5% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is incorporated by reference from the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Audit Committee Pre-Approval Policies and Procedures” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in the section captioned “Principal Accounting Fees and Services” in the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements:

2.	Financial Statements Schedule:

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Accounts receivable allowance:
Year ended December 31, 2004	$329	$148	$(251)	$226
Year ended December 31, 2003	$462	$144	$(277)	$329
Year ended December 31, 2002	$370	$642	$(550)	$462

3.	Exhibits

Exhibit Number	Exhibit

3.(i)1	Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.(i)2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

3.(ii)1	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.(ii)2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.1	Specimen Common Stock Certificate. (incorporated by reference to the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

Exhibit Number	Exhibit

10.3 #	2004 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.4 #	2004 Employee Stock Purchase Plan. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.5	Lease, dated September 23, 1999, between the Registrant and San Jose Technology, LLC. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.6	Lease Abstract, dated March 7, 2002, between the Registrant and The Irvine Company and Office Space Lease, dated February 5, 2002, between the Registrant and The Irvine Company. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.7	Sublease, dated July 1, 2002, between the Registrant and Westinghouse Air Brake Technologies, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.9	Purchase and License Agreement, dated January 28, 2003, between the Registrant and Skyworks Solutions, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.10	Office Lease, dated May 23, 2003, between the Registrant and Kashiwa Fudosan America, Inc. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 78 of this Form 10-K).

31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a).

32.1	Section 1350 Certification. (1)

#	Indicates management contract or compensatory plan or arrangement.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(b)	Exhibits

The exhibits set forth in 3 above are filed or incorporated by reference as part of this report on Form 10-K.

(c)	Financial Statement Schedules

The Valuation and Qualifying Accounts Schedule in 2 above is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2005

SiRF Technology Holdings, Inc.

By	/S/ MICHAEL L. CANNING
Michael L. Canning
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. Canning and Walter D. Amaral, and each of them, his true and lawful attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL L. CANNING Michael L. Canning	President and Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2005

/S/ WALTER D. AMARAL Walter D. Amaral	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005

/S/ KANWAR CHADHA Kanwar Chadha	Director	March 17, 2005

/S/ DIOSDADO P. BANATAO Diosdado P. Banatao	Chairman of the Board	March 17, 2005

/S/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	March 17, 2005

/S/ STEPHEN C. SHERMAN Stephen C. Sherman	Director	March 17, 2005

/S/ JAMES M. SMAHA James M. Smaha	Director	March 17, 2005

/S/ SAM S. SRINIVASAN Sam S. Srinivasan	Director	March 17, 2005

Exhibit Index

Exhibit Number	Exhibit

3.(i)1	Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.(i)2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

3.(ii)1	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.(ii)2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.1	Specimen Common Stock Certificate. (incorporated by reference to the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.3 #	2004 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.4 #	2004 Employee Stock Purchase Plan. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.5	Lease, dated September 23, 1999, between the Registrant and San Jose Technology, LLC. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.6	Lease Abstract, dated March 7, 2002, between the Registrant and The Irvine Company and Office Space Lease, dated February 5, 2002, between the Registrant and The Irvine Company. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.7	Sublease, dated July 1, 2002, between the Registrant and Westinghouse Air Brake Technologies, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.9	Purchase and License Agreement, dated January 28, 2003, between the Registrant and Skyworks Solutions, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.10	Office Lease, dated May 23, 2003, between the Registrant and Kashiwa Fudosan America, Inc. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit

24.1	Power of Attorney (see page 78 of this Form 10-K).

31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a).

32.1	Section 1350 Certification. (1)

#	Indicates management contract or compensatory plan or arrangement.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.