Form 10-Q
period 2005-03-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2005-05-13
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

48,124,008 shares of the Registrant’s common stock were outstanding as of April 29, 2005.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005 (Unaudited)	December 31, 2004 (1)
ASSETS

Current assets:
Cash and cash equivalents	$78,154	$86,462
Marketable securities	36,027	14,842
Accounts receivable, net of allowance for doubtful accounts of $263 and $226 as of March 31, 2005 and December 31, 2004, respectively	11,520	9,768
Inventories	5,821	7,982
Current deferred tax assets	14,298	14,986
Prepaid expenses and other current assets	1,959	1,719

Total current assets	147,779	135,759
Long-term investments	30,290	43,760
Property and equipment, net	5,543	5,484
Goodwill	28,052	28,052
Identified intangible assets, net	13,988	15,182
Other long-term assets	202	246

Total assets	$225,854	$228,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,894	$7,418
Accrued payroll and related benefits	2,748	3,444
Income taxes payable	40	26
Other accrued liabilities	1,548	1,554
Deferred margin on shipments to distributors	511	419
Advance contract billings	420	590
Current portion of long-term obligations	668	673

Total current liabilities	8,829	14,124
Long-term deferred tax liability	656	781
Long-term obligations	1,571	1,771

Total liabilities	11,056	16,676

Commitments and contingencies

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	276,157	275,309
Deferred stock-based compensation	(2,092)	(2,734)
Accumulated other comprehensive loss	(251)	(123)
Accumulated deficit	(59,021)	(60,650)

Total stockholders’ equity	214,798	211,807

Total liabilities and stockholders’ equity	$225,854	$228,483

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2004.

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue:
Product revenue	$25,021	$24,306
License royalty revenue	2,010	4,052

Net revenue	27,031	28,358
Cost of revenue:
Cost of product revenue (a)	11,908	12,099

Gross profit	15,123	16,259
Operating expenses:
Research and development	6,039	5,111
Sales and marketing	3,108	2,645
General and administrative	2,766	1,360
Amortization of acquisition-related intangible assets	1,158	1,158
Stock compensation expense (b)	558	1,734

Total operating expenses	13,629	12,008

Operating income	1,494	4,251
Interest income (expense), net	889	46
Other income (expense), net	(34)	(19)

Other income, net	855	27

Net income before provision for income taxes	2,349	4,278
Provision for income taxes	720	214

Net income	$1,629	$4,064

Net income per share:
Basic	$0.03	$0.53

Diluted	$0.03	$0.10

Weighted average number of shares used in per share calculations:
Basic	47,113	7,726

Diluted	51,606	41,500

(a) Cost of product revenue includes:

Stock compensation expense	$56	$225

(b) Stock compensation expense (net of amounts included in cost of product revenue):
Research and development	219	773
Sales and marketing	158	472
General and administrative	181	489

	$558	$1,734

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$1,629	$4,064
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	693	1,983
Depreciation and amortization	666	558
Amortization of acquired identified intangible assets	1,244	1,195
Deferred tax assets	736	—
Changes in operating assets and liabilities:
Accounts receivable	(1,752)	(1,677)
Inventories	2,161	(598)
Prepaid expenses and other current assets	(240)	(1,476)
Accounts payable	(4,524)	(1,523)
Accrued payroll and related benefits	(696)	143
Other	49	462

Net cash (used in) provided by operating activities	(34)	3,131

Investing activities:
Purchases of available-for-sale investments	(32,550)	—
Maturities and sales of available-for-sale investments	24,528	151
Purchases of property and equipment	(725)	(1,176)
Purchase of intellectual property asset	(50)	—

Net cash used in investing activities	(8,797)	(1,025)

Financing activities:
Principal payments under debt obligations	(5)	(14)
Payments on litigation settlement obligation	(275)	(261)
Proceeds from issuance of common stock, net of repurchases	797	58

Net cash provided by (used in) financing activities	517	(217)

Net (decrease) increase in cash and cash equivalents	(8,314)	1,889
Effect of exchange rate changes	6
Cash and cash equivalents at beginning of period	86,462	16,715

Cash and cash equivalents at end of period	$78,154	$18,604

Supplemental disclosures of cash flow information:
Non-cash transactions:
Deferred stock compensation	$—	$27

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SiRF and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with United States (U.S.) generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations regarding interim financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of SiRF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, allowance for doubtful accounts, valuation of stock options, provision for warranty claims, valuation of goodwill and long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Certain software licenses, reported as prepaid expenses and other current assets in the first three quarters of fiscal 2004 were reclassified to fixed assets in the fourth quarter of 2004, resulting in an impact on the statement of cash flows.

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

SiRF licenses rights to use its intellectual property to allow licensees to integrate GPS technology into their products. SiRF also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. Licensees generally pay ongoing royalties based on sales of their products incorporating the licensed intellectual property or premium software. Royalty revenue is generally recognized at the time products containing the licensed intellectual property or premium software are sold by the licensee based on quarterly reports received from licensee detailing the number of chip sets shipped

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by licensee into which SiRF’s intellectual property or premium software was embedded. For certain licensees, (the “Estimated Licensees”), the Company estimates and records the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of the Company’s sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded as royalty revenue in the quarter in which the reports are received. To date, such variances have not been significant. Subsequent to the sale, SiRF has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income per share is computed giving effect to all potential dilutive common stock including stock options, convertible preferred stock, preferred stock warrants, common stock subject to repurchase and potential shares associated with employee stock purchase plan withholding.

The reconciliation of the numerators and denominators used in computing basic and diluted net income per share was as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$1,629	$4,064

Denominator:
Weighted average common shares outstanding	47,113	7,765
Less: Weighted average common shares outstanding subject to repurchase	—	(39)

Weighted average shares used in net income per share, basic	47,113	7,726
Dilutive potential common shares:
Weighted average of convertible preferred stock	—	29,100
Weighted average of repurchasable common stock outstanding	—	39
Weighted average of common stock options	4,234	4,345
Weighted average of preferred stock warrants	192	290
Weighted average of employee stock purchase plan shares	67	—

Total weighted average shares used in net income per share, diluted	51,606	41,500

Net income per share:
Basic	$0.03	$0.53
Diluted	$0.03	$0.10

The following common stock equivalents, which could potentially dilute basic net income per share in future periods, were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Outstanding options	1,990	107
Preferred stock warrants	5	5

Total	1,995	112

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

SiRF provides for the estimated cost of product warranties at the time it recognizes revenue. Product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for known product issues were not significant as of and for the three months ended March 31, 2005 and 2004. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three months ended March 31, 2005 and 2004.

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

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Gross research and development expense	$6,282	$5,211
Less: recognized engineering services income	(243)	(100)

Net research and development expense	$6,039	$5,111

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net income as reported	$1,629	$4,064
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	530	1,959
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(2,251)	(2,164)

Pro forma net (loss) income	$(92)	$3,859

Net income per share
Basic:
As reported	$0.03	$0.53
Pro forma	$—	$0.50
Diluted:
As reported	$0.03	$0.10
Pro forma	$—	$0.09

The information above regarding net (loss) income and net income per share was prepared in accordance with SFAS No. 123 and has been determined as if the Company accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan (“ESPP”), adopted in the second quarter of fiscal 2004, under the fair value method as prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method with the weighted-average assumptions listed below. Options granted on or after February 10, 2004 through the end of fiscal 2004, have been valued using the Black-Scholes option pricing model with an expected stock volatility of 70%.

During the first quarter of 2005, the Company refined its estimate of the stock volatility assumption used in the Black-Scholes model to value employee stock options to be 55%. The Company refined its volatility assumption based on its historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly available. The Company believes that this refinement will generate more representative estimates of fair value. In addition, during the first quarter of 2005, SiRF modified its assumption of the expected life of stock options granted during the quarter to 7 years as permitted by Staff Accounting Bulletin (“SAB”) 107, Share Based Payment. SAB 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB 107, under certain circumstances. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The Company applied the simplified method to all of its “plain vanilla” employee stock options granted in the first quarter of 2005. The fair value of stock options and purchase rights was estimated with the following weighted-average assumptions:

	Stock Options		ESPP
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005
Risk-free interest rate	3.7%	3.8%	2.46%
Average expected life of options (in years)	7.0	3.9	1.25
Volatility	55%	—	70%
Dividend yield	—	—	—

The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock during the three months ended March 31, 2005 and 2004, was $6.74 and $5.51, respectively. The weighted average fair value of options granted with an exercise price below the deemed fair value of common stock during the three months ended March 31, 2004 was $1.17. No options were granted in the first quarter of fiscal 2005 with an exercise price below the deemed fair value of common stock.

For purposes of pro forma disclosures, the estimated fair value of ESPP purchase rights is amortized over the individual accumulation periods comprising the offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28.

Indemnifications

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chip sets and to license the Company’s IP core technology or embedded software, under which the Company may indemnify customers for intellectual property infringement related specifically to the use of such products. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS 123R. This statement is now effective for the Company’s fiscal 2006 first quarter ending March 31, 2006. The Company is currently evaluating the requirements of SFAS 123R and believes that the adoption of SFAS No. 123R will have a material effect on the reported results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SiRF adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net (loss) income and net income per share above under the heading “Stock-Based Compensation”.

Note 2. Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Work in process	$185	$156
Finished goods	5,636	7,826

	$5,821	$7,982

Note 3. Segment and Geographical Information

As of March 31, 2005 and December 31, 2004, substantially all of SiRF’s long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net revenue:
United States	$6,746	$7,613
Export sales from the United States:
Taiwan	12,821	8,415
China	927	4,688
Singapore	1,827	3,335
Other	4,710	4,307

Net revenue	$27,031	$28,358

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added manufacturers customers, and based upon distributor location for all its distributor customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Customer Concentration

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	March 31, 2005	December 31, 2004	Three Months Ended March 31,
			2005	2004
Customer
A	—	—	—%	30%
B	24%	17%	38%	13%
C	6%	12%	4%	11%
D	4%	11%	5%	10%
E	3%	10%	18%	9%
F	15%	—	7%	—
G	13%	10%	5%	—
H	1%	10%	2%	—

Note 5. Identified Intangible Assets

Identified intangible assets at March 31, 2005, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(8,216)	$11,383
Acquisition-related customer relationships	6,000	(4,200)	1,800
Acquisition-related assembled workforce	524	(524)	—

Total acquisition-related intangible assets	26,123	(12,940)	13,183
Intellectual property assets	1,283	(478)	805

Total identified intangible assets	$27,406	$(13,418)	$13,988

Identified intangible assets at December 31, 2004, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(7,422)	$12,177
Acquisition-related customer relationships	6,000	(3,900)	2,100
Acquisition-related assembled workforce	524	(460)	64

Total acquisition-related intangible assets	26,123	(11,782)	14,341

Intellectual property assets	1,233	(392)	841

Total identified intangible assets	$27,356	$(12,174)	$15,182

Amortization expense of acquisition-related intangible assets was $1.2 million in both the three months ended March 31, 2005 and 2004. Amortization of intellectual property assets of $86,000 and $37,000 in the three months ended March 31, 2005 and 2004, respectively, was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at March 31, 2005 is as follows:

Fiscal year:	(In thousands)
2005 (remaining 9 months)	$3,529
2006	4,405
2007	3,386
2008	1,729
2009	939
Thereafter	—

Total	$13,988

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Deferred revenue	$836	$688
Less: inventory held at distributors	(325)	(269)

Deferred margin on shipments to distributors	$511	$419

Note 7. Comprehensive Income

The Components of comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$1,629	$4,064
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	(134)	2
Change in cumulative translation adjustments	6	—

Total comprehensive income	$1,501	$4,066

Note 8. Long-Term Obligations

In September 2000, SiRF entered into an agreement to settle a lawsuit regarding certain patent rights, resulting in a litigation settlement obligation. As of March 31, 2005, the balance of this litigation settlement obligation was approximately $1.8 million, of which $645,000 was classified as short-term. As of December 31, 2004, the balance of this litigation settlement obligation was approximately $2.1 million, of which approximately $652,000 was classified as short-term.

The Company established a short-term revolving line of credit under which it may borrow up to $4.0 million, including $2.5 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (5.75% as of March 31, 2005) or (ii) 5.25%. The line of credit is available through March 2006 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of March 31, 2005 or December 31, 2004.

Note 9. Related Party Transactions

The Company entered into an agreement with Skyworks Solutions, Inc. (“Skyworks”) to manufacture certain GPS semiconductors. One of the Company’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three months ended March 31, 2005 and 2004, SiRF purchased approximately $126,000 and $349,000 of product from Skyworks, respectively. As of March 31, 2005, SiRF had $22,000 of trade payables to Skyworks and non-cancelable purchase orders of $139,000. At December 31, 2004, the Company had $563,000 of trade payables to Skyworks and non-cancelable purchase orders of $299,000.

Note 10. Subsequent Events

On April 28, 2005, SiRF acquired Kisel Microelectronics, AB, a privately held limited liability company (“Kisel”) based in Stockholm, Sweden. Under the terms of the Share Purchase Agreement, dated as of April 15, 2005, as amended, in exchange for all of the outstanding capital stock of Kisel, SiRF paid $20.5 million in cash and issued 781,268 shares of SiRF common stock at the closing. SiRF will also pay two contingent future payments in cash on April 28, 2006 and April 28, 2007 to certain of the Kisel shareholders upon achievement of certain milestones. In the aggregate, such contingent payments will not exceed $3.7 million. All of the shares of SiRF common stock issued at the closing are contingent upon the continued employment of the recipient, with the contingency being released over four years. The maximum consideration for Kisel was approximately $33 million, including the maximum contingent cash payments and all of the shares of SiRF common stock. The shares of SiRF common stock were issued pursuant to an exemption under the Securities Act of 1933, as amended.

Note 11. Reclassification of Previously Reported Financial Information

Subsequent to the issuance of the Company’s earnings release on April 26, 2005, it has reclassified certain amounts on its condensed consolidated balance sheet as of March 31, 2005. An investment security with a carrying value of approximately $3 million as of March 31, 2005 has been reclassified from cash and cash equivalents to marketable securities. This reclassification did not impact the Company’s condensed consolidated statement of operations and related earnings per share for the three months ended March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the quality of our technology, our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers, or OEMs, outside of that region, our ability to obtain additional production capacity, our ability to expand our core technologies and product offerings, our beliefs regarding the key competitive factors in our markets, increases in research and development costs, sales and marketing expenses, general and administrative expenses and stock compensation expenses, expectations regarding the amortization of acquisition-related intangibles, our profitability, our critical accounting policies, our gross margins, our expenses, our revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, concentration of markets for our products, our dependency on, relationships with and concentration of our customers and manufacturers, geographic expansion of our operations, costs of being a public company, future acquisitions or investments, competition, our intellectual property including our ability to obtain patents in the future, potential legal proceedings, the effect of changes in interest rates on our portfolio and our operating results, and our evaluation of our internal controls over financial reporting. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. We have an intellectual property portfolio of 95 patents granted in the United States and 15 patents granted in foreign countries.

We market and sell our products to OEMs of four target platforms: wireless handheld devices, including mobile phones, automotive electronics systems, including navigation and telematics systems, portable computing devices, including personal digital assistants and notebook computers, and embedded consumer applications, such as recreational GPS handhelds, digital cameras and watches. Additionally, we market and sell our products to value-added manufacturers, or VAMs, who typically provide GPS modules or sub-systems to the end-customer, and through intellectual property partners, who are typically large semiconductor companies.

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

Our ability to develop and deliver new products successfully depends on a number of factors, including our ability to predict market requirements, anticipate changes in technology standards, and develop and introduce new products that meet market needs in a timely manner. If we do not timely deliver new products or if these products do not achieve market acceptance, the variability of our quarterly revenue may increase and our revenue, earnings and stock price may decline.

Our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on faster design cycle time and lower cost structure. In the second quarter of 2004, we opened a design center in India to expand our ability to develop products rapidly. We also reduced our overall cost structure by working with our semiconductor fabrication, packaging and testing vendors to reduce product costs, as well as through enhanced efficiencies in logistics management.

Our operations are directly impacted by cyclicality in the semiconductor industry, which is characterized by wide fluctuations in product supply and demand. This cyclicality could cause our operating results to decline dramatically from one period to the next. In addition to the sales of chip sets, our business depends on the volume of production by our technology licensees, which in turn, depend on the current and anticipated market demand for semiconductors and products that use semiconductors. For example, in the fourth quarter of 2004, our results were impacted by cyclicality of consumer demand, delay in production release of our first SiRFstarIII-based products, as well as lower than expected licensing revenues. If we are unable to control expenses adequately in response to lower revenue from our chip set customers and technology licensees, our financial condition and results of operations may be negatively impacted.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the first quarter of 2005, two of our customers, which each accounted for 10% or more of our net revenue, collectively accounted for 56% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

Starting in our first quarter of 2006, U.S. generally accepted accounting principles require us to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from employee stock option grants and other equity incentive expensing that could reduce our overall net income.

SiRF®, SiRFStar®, SiRFXtrac® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFSoft™, SoftGPS™, SiRFstarII™, SiRFLoc™, SiRFDRive™, WinSiRF™, SiRFNAV™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, UrbanGPS™ and Multimode Location Engine™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock option valuation, which impacts recognition of stock-based compensation which in turn impacts cost of revenue, gross margin and operating expenses, as well as footnote disclosure; (d) accounts receivable allowance, which impacts general and administrative expense; (e) warranty reserve, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts operating expenses; and (g) valuation of deferred income taxes which impacts provision for income taxes. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition. Revenue from sales to our direct customers, both OEMs and VAMs, is recognized when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, as well as fixed or determinable pricing and probable collectibility. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. We record allowances at the time of sale to our direct customers for estimated sales returns. We determine these allowances based upon historical rates of returns.

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

We license rights to use our intellectual property to allow licensees to integrate our GPS technology into their products. We also license rights to use our premium software products to licensees to enable our chip sets to provide enhanced functionality in specific applications. Licensees typically pay ongoing royalties based on sales of their products incorporating our licensed intellectual property or premium software. We generally recognize royalty revenue at the time products containing the licensed intellectual property or premium software are sold by the licensee based on quarterly reports received from licensee detailing the number of chip sets shipped by licensee into which our intellectual property or premium software was embedded. For certain licensees, or Estimated Licensees, we estimate and record the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of our sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded as royalty revenue in the quarter in which the reports are received. To date, such variances have not been significant. Subsequent to the sale, we have no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

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

Stock Options. We have elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Therefore, we do not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In accordance with SFAS No. 123 as amended by SFAS No. 148, we disclose our pro forma net income and net income per share as if we had expensed the fair value of the options. In calculating such fair value, we make certain assumptions, as disclosed in Note 1 of our condensed consolidated financial statements, consisting of the stock price, volatility, expected life of the option, risk-free interest rate and dividend yield. Actual volatility, expected lives, interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated. In determining volatility values, starting in the first quarter of fiscal 2005, we considered our historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly traded. Prior to the first quarter of fiscal 2005, we made reference to comparable companies within our industry due to the short time period for which a public market was available for our common stock. The Company believes that this refinement will generate more representative estimates of fair value.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of March 31, 2005, 73% of our receivables were concentrated in six customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. We continuously monitor chip set returns for product failures and maintain a warranty reserve for the related expenses based on historical experience of similar products as well as other assumptions that we believe to be reasonable under the circumstances. Our product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the interim periods presented.

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

Valuation of Deferred Tax Assets. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset.

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets.

Results of Operations

Revenue

	Three Months Ended March 31,
	2005		2004
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$25,021	93%	$24,306	86%
License royalty revenue	2,010	7%	4,052	14%

Net revenue	$27,031		$28,358

Decrease, period over period	$(1,327)

Percentage decrease, period over period	(5)%

Net revenue declined 5% in the first quarter of fiscal 2005 as compared to the corresponding prior year period due primarily to a decline in license royalty revenue, moderated by an increase in product revenue. License royalty revenue declined significantly in the first quarter of 2005 as compared to the prior year period due primarily to a sharp decrease in one licensee’s per unit pricing associated with the achievement of specified volumes. The increase in product revenue in the first quarter of 2005 as compared to the prior year period resulted primarily from a 26% increase in unit shipments of chip sets partially offset by an 18% decline in average selling prices.

Export sales from the United States to customers outside the United States accounted for 75% and 73% of net revenue in the first quarter of fiscal 2005 and 2004, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 63% and 65% of net revenue in the first quarter of 2005 and 2004, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

Cost of Revenue and Gross Profit Margin

Cost of revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing support and quality assurance, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Total cost of revenue for the periods reported was as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Cost of revenue	$11,908	$12,099

Percentage of net revenue	44%	43%

Decrease, period over period	$(191)

Percentage decrease, period over period	(2)%

Cost of revenue decreased in the first quarter of fiscal 2005 as compared to the corresponding prior year period primarily due to declines in per-unit materials cost, moderated by an increase in the volume of chip sets shipped and recognized as product revenue. Cost of revenue as a percentage of net revenue increased in the first quarter of 2005 as compared to the prior year period due primarily to a shift in mix between product revenue and license royalty revenue, moderated by decreases in per-unit materials cost.

Gross profit and gross profit margin for the periods reported were as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Gross profit	$15,123	$16,259

Gross profit percentage	56%	57%

Decrease, period over period	$(1,136)

Percentage decrease, period over period	(7)%

	Three Months Ended March 31,
	2005	2004
Gross margin	56%	57%
Product gross margin	52%	50%

Gross profit margin percentage decreased in the first quarter of fiscal 2005 as compared to the corresponding prior year period due primarily to a decline in license royalty revenue, which has no cost of revenue, becoming a smaller percentage of total net revenue, and to a lesser extent, a decrease in average selling prices. This decrease was partially offset by declines in per unit materials cost. Product gross margin increased in the first quarter of 2005 as compared to the corresponding prior year period due primarily to a decline in materials cost, moderated by a decrease in average selling prices. In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold (including the extent of license royalty revenue), the availability and cost of products from our suppliers, manufacturing yields (particularly on new products), increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $243,000 and $100,000 in the first quarter of fiscal 2005 and 2004, respectively. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Research and development	$6,039	$5,111

Percentage of net revenue	22%	18%

Increase, period over period	$928

Percentage increase, period over period	18%

Research and development expense increased in the first quarter of fiscal 2005 as compared to the corresponding prior year period due primarily to increases in headcount and related expenses of approximately $1.0 million resulting from a 40% increase in headcount, moderated by an increase in engineering services income, which is classified as a reduction of research and development expense. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Sales and marketing	$3,108	$2,645

Percentage of net revenue	11%	9%

Increase, period over period	$463

Percentage increase, period over period	18%

Sales and marketing expense increased in the first quarter of fiscal 2005 as compared to the corresponding prior year period due primarily to increases in headcount and related expenses of approximately $460,000 resulting from a 26% increase in headcount. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
General and administrative	$2,766	$1,360

Percentage of net revenue	10%	5%

Increase, period over period	$1,406

Percentage increase, period over period	103%

General and administrative expense increased in the first quarter of fiscal 2005 as compared to the corresponding prior year period due primarily to increases in legal, accounting and professional consulting services of approximately $850,000, insurance costs of approximately $230,000, and to a lesser extent, increases in headcount and related expenses. The increase in general and administrative expense is primarily associated with the growth of our business and operations as a public company. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangibles

Acquired identified intangible assets other than goodwill consist of acquired developed technology, core technology, customer list and assembled workforce. These acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from two to eight years.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,158	$1,158

Percentage of net revenue	4%	4%

Increase, period over period	$—

Percentage increase, period over period	—

Amortization of acquisition-related intangible assets remained flat in the first quarter of fiscal 2005 as compared to the prior year period. We may experience an increase in amortization of acquisition-related intangible assets associated with our recently completed acquisition of Kisel Microelectronics, AB, described in Note 10 to our consolidated condensed financial statements.

Stock Compensation Expense

Stock compensation expense results from the grant of stock options at exercise prices lower than the deemed fair value of the underlying common stock on the date of grant to directors, officers and employees. We recorded approximately $27,000 of additional deferred stock compensation during the year ended December 31, 2004, from the grant of stock options to employees. No additional deferred stock compensation was recorded in the first quarter of fiscal 2005. We are amortizing deferred stock compensation on an accelerated basis, using a multiple option valuation approach under Financial Accounting Standards Board, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period, which is generally four years.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Stock compensation expense	$558	$1,734

Percentage of net revenue	2%	6%

Decrease, period over period	$(1,176)

Percentage decrease, period over period	(68)%

Stock compensation expense declined in the first quarter of fiscal 2005, as compared to the corresponding prior year period due primarily to amortization of deferred stock compensation expense associated with options granted at a discounted exercise price during the second half of fiscal 2003. No significant additions were recorded to deferred stock compensation during fiscal year 2004 and first quarter of 2005. We expect to incur stock compensation expense of approximately $1.5 million in the remaining 2005 period, $511,000 in 2006 and $103,000 in 2007. The expected stock compensation expense does not include expense associated with the adoption of SFAS 123R or acquisition of Kisel Microelectronics, AB, described in Note 10 to our condensed consolidated financial statements. Amortization expense is allocated among cost of product revenue and operating expense categories based on the primary activity of the individuals who received the option grants. Except for amounts included in cost of product revenue, we report amortization of deferred stock-based compensation expense as a separate line item in the accompanying condensed consolidated statement of operations.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was $855,000 and $27,000 in the first quarter of fiscal 2005 and 2004, respectively. The increase in other income, net, in the first quarter of 2005 as compared to the corresponding prior year period is attributable to higher average invested cash, short- and long-term investment balances resulting from our initial public offering, which yielded more interest income in the first quarter of 2005, as well as increased interest rates earned on our cash equivalents, short- and long-term investments.

Provision for Income Taxes

Provision for income taxes was $720,000 and $214,000 in the first quarter of fiscal 2005 and 2004, respectively. Our estimated effective tax rate was 31% and 5% in the first quarter of 2005 and 2004, respectively. The provision for income taxes in the first quarter of 2005 differs from the amount computed by applying the statutory federal rate principally due to a tax benefit from disqualified dispositions of incentive stock options during the quarter. The provision for income taxes in the first quarter of 2004 was significantly lower than the statutory federal rate due to the utilization of net operating loss carryforwards that had previously been subject to valuation allowances and consisted primarily of income tax expense for federal alternative minimum tax. Until the fourth quarter of fiscal 2004, we had recorded a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, tax benefits associated with non-qualified stock option exercises and research and development tax credits.

Liquidity and Capital Resources

Financial Condition

	Three Month Ended March 31,
	2005	2004
	(In thousands)
Net cash (used in) provided by operating activities	$(34)	$3,131
Net cash used in investing activities	(8,797)	(1,025)
Net cash provided by (used in) financing activities	517	(217)

Net (decrease) increase in cash and cash equivalents	$(8,314)	$1,889

Key Performance Metrics

	March 31,
	2005	2004
Days of sales outstanding in accounts receivable (“DSO”) (1)	36	30
Days of supply in inventory (“DOS”) (2)	53	62

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

DSO increased in the first quarter of fiscal 2005 as compared to the corresponding prior year period primarily due to an increase in accounts receivable related to timing of product shipments at the end of the quarter, as well as a decline in revenue in the first quarter of 2005 as compared to the prior year period driven by a decrease in license royalty revenue. The decline in DOS in the first quarter of 2005 as compared to the prior year period is primarily due to a decline in inventory levels in the first quarter of 2005 resulting from significant demand for our products.

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit and equipment lease lines, and have become profitable since the third quarter of fiscal 2003. As of March 31, 2005, we had $114.2 million in cash, cash equivalents, and marketable securities and $139.0 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $101.3 million and $121.6 million in working capital as of December 31, 2004. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash used in operating activities was $34,000 in the first quarter of fiscal 2005 as compared to cash provided by operating activities of $3.1 million in the corresponding prior year period. Net cash used in operating activities in the first quarter of 2005 resulted primarily from declines in accounts payable of $4.5 million due to timing of payments and increases in accounts receivable of $1.8 million related to timing of product shipment in the first quarter of 2005. Cash used in operating activities was offset by net income of $1.6 million, adjusted for non-cash reconciling items of $3.3 million in stock compensation expense, depreciation, amortization and a decline in the deferred tax assets balance, as well as a decrease in inventories of $2.2 million due to strong customer demand. Net cash provided by operating activities in the first quarter of 2004 was attributable primarily to net income of $4.1 million, adjusted for non-cash reconciling items of $3.7 million related to stock compensation expense, depreciation and amortization offset by an increase in accounts receivable of $1.7 million due to higher sales, decrease in accounts payable of $1.5 million due to timing of payments and an increase in prepaid expenses of $1.5 million related to our initial public offering costs.

Investing Activities. Net cash used in investing activities was $8.8 million in the first quarter of 2005 as compared to $1.0 million in the corresponding prior year period. Net cash used in investing activities in the current period was driven by purchases of available-for-sale investments, net of maturities and sales of available-for-sale investments of $8.0 million, and to a lesser extent, capital expenditures of $725,000. Net cash used in investing activities in the first quarter of 2004 was due primarily to capital expenditures of $1.2 million.

Financing Activities. Net cash provided by financing activities was $517,000 in the first quarter of 2005 as compared to net cash used in financing activities of $217,000 in the corresponding prior year period. Net cash provided by financing activities in the current period was driven primarily by proceeds from stock option exercises, moderated by payment on our litigation settlement obligation. Net cash used in financing activities in the first quarter of 2004 was primarily impacted by payment on our litigation settlement obligation of $261,000.

In March 2004, we renewed our bank line of credit for two additional years. As of March 31, 2005, we had no outstanding borrowings under our line of credit.

Capital expenditures were $725,000 and $1.2 million in the first quarter of 2005 and 2004, respectively. Capital expenditures during the current period consisted primarily of computer equipment and leasehold improvements. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

In April 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company (“Kisel”) based in Stockholm, Sweden. Under the terms of the Share Purchase Agreement, we paid $20.5 million in cash in April 2005, and will pay two contingent future payments in cash on April 28, 2006 and April 28, 2007 to certain of Kisel shareholders upon achievement of certain milestones. In the aggregate, such contingent payments will not exceed $3.7 million. See Note 10 to our condensed consolidated financial statements for further information.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit and cash generated from operating activities, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

We have only become profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of March 31, 2005, we had an accumulated deficit of approximately $59.0 million. We intend to significantly increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangibles. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

Our operating results depend significantly on sales of our SiRFstarII product line and our ability to develop and achieve market acceptance of new GPS products, such as our SiRFstarIII product line.

We currently derive most of our revenue from sales of our SiRFstarII product line. If we fail to develop or achieve market acceptance of new GPS products, we will continue to depend on sales of our SiRFstarII product line. Any decline in sales of our SiRFstarII product line will adversely affect our net revenue and operating results. In addition, in early 2004 we announced SiRFstarIII, our latest generation GPS architecture. SiRFstarIII is not yet in high-volume commercial production. Our business and operating results could suffer if customers reduce or delay orders for SiRFstarII products in anticipation of SiRFstarIII-based products. Further, if we do not achieve market acceptance or design wins for our SiRFstarIII architecture, if there is lack of demand for SIRFstarIII-based products or if we do not otherwise achieve high-volume commercial production of SiRFstarIII-based products, our business and operating results could suffer.

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

We believe that over 90% of our net revenue during the first quarter of 2005 and the 2004 fiscal year was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had 2 customers, Promate and Gateway, which each individually accounted for 10% or more of our net revenue in the first quarter of fiscal 2005. These two customers accounted for approximately 56% of our net revenue in the first quarter of fiscal 2005. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

Our future success depends on building relationships with customers that are market leaders. If we cannot establish these relationships or if these customers develop their own systems or adopt competitors’ products instead of buying our products, our business may not succeed.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in September 2001, we acquired Conexant’s GPS chip set business. In March 2003, we acquired Enuvis, a developer of wireless aided-GPS, or AGPS, technology. AGPS is an operational mode of a GPS receiver operating in a network that receives aiding from the network to help determine the user’s position. In April 2005, we acquired Kisel Microelectronics, AB, an independent European design house for complex integrated transceiver circuits. We may be unable to identify suitable acquisition candidates in the future or be able to make these acquisitions on a commercially reasonable basis, or at all. Any future acquisitions and investments would have several risks, including:

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of March 31, 2005, we had 95 patents granted in the United States, 112 patent applications pending in the United States, 15 patents granted in foreign countries and 111 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. For example, in September 2000, we entered into a settlement and cross-licensing agreement with a third party regarding patent infringement under which we agreed to pay approximately $5.0 million and issued a warrant to purchase shares of our preferred stock.

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

Many of our customers are also large integrated circuit suppliers and some of our large customers already have GPS expertise in-house. These large customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology and support of such customers to effectuate the transfer of technology may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. For example, we sell GPS chips to different divisions within Motorola, which has also been a competitor of ours. In addition, STMicroelectronics, a customer of ours, has internally developed a GPS solution for the automotive market in which we compete. Further, each new design by a customer presents a competitive situation. We in the past have lost design wins to divisions within our customers and this may occur again in the future. We cannot provide assurance that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to license products from us at the same volumes. Competition could increase pressure on us to lower our prices and profit margins.

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

We prepare our financial statements to conform with U.S. generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us, starting in our first quarter of 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 1 of the notes to our condensed consolidated financial statements for a discussion of the impact on our financial results if we were to use the fair value method.

RISKS RELATED TO OUR INDUSTRY

Because many companies sell in the market for GPS-based products, we must compete successfully to gain market share.

The market for our products is competitive and rapidly evolving. We expect competition to increase. Increased competition may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Motorola, Philips, QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as several start-up companies. For modules based on our products, the main competitors are Furuno, JRC, Motorola, Sony and Trimble. For licensed IP cores, our competitors include QUALCOMM and Trimble. Licensees of our competitors’ products may also compete against us.

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

We derived approximately 75% and 73% of our net revenue on export sales from the United States in the first quarter of fiscal 2005 and 2004, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 63% and 65% of our net revenue in the first quarter of 2005 and 2004, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We will have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2005, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as set forth below.

After the completion of our fourth fiscal quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Ernst & Young LLP, informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. It is important to note that any error in calculating our benefit from income taxes was discovered and corrected in advance of the release of our December 31, 2004 financial results. To remediate this error, we have dismissed our previous third party tax advisor and have hired PricewaterhouseCoopers LLP to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets. We will continue to evaluate and monitor our efforts to remediate this error and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4(a) contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications.

Those certifications should be read in conjunction with this Item 4(a) for a more complete understanding of the matters covered by the certifications.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On the following dates we issued the following shares of common stock pursuant to exercises of outstanding warrants by net issuance in which the holders relinquished their right to purchase shares of common stock:

Date of Sale	Shares of Common Stock Issued	Shares of Common Stock Relinquished
January 4, 2005	729	115
January 5, 2005	799	126
January 20, 2005	3,201	532
March 11, 2005	1,863	295
March 16, 2005	6,969	1,198

The issuance of these securities was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The warrant holders represented their intentions to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and, if necessary, appropriate legends were affixed to the share certificate issued in the transaction.

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

SiRF Technology Holdings, Inc.

Date: May 13, 2005	By:	/s/ Michael L. Canning
Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: May 13, 2005		/s/ Walter D. Amaral
Walter D. Amaral Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit

31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.