Form 10-Q
period 2005-06-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2005-08-15
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Act).    Yes  ☐    No  ☒

48,728,171 shares of the Registrant’s common stock were outstanding as of July 29, 2005.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005 (Unaudited)	December 31, 2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$68,921	$86,462
Marketable securities	17,546	14,842
Accounts receivable, net of allowance for doubtful accounts of $247 and $226 as of June 30, 2005 and December 31, 2004, respectively	11,468	9,768
Inventories	9,419	7,982
Current deferred tax assets	13,867	14,986
Prepaid expenses and other current assets	5,037	1,719

Total current assets	126,258	135,759
Long-term investments	32,792	43,760
Property and equipment, net	7,703	5,484
Goodwill	48,115	28,052
Identified intangible assets, net	28,081	15,182
Other long-term assets	255	246

Total assets	$243,204	$228,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,398	$7,418
Accrued payroll and related benefits	3,315	3,444
Income taxes payable	2	26
Other accrued liabilities	2,136	1,554
Deferred margin on shipments to distributors	481	419
Advance contract billings	443	590
Current portion of long-term obligations	748	673

Total current liabilities	18,523	14,124
Long-term deferred tax liability	922	781
Long-term obligations	1,426	1,771

Total liabilities	20,871	16,676

Commitments and contingencies

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	289,245	275,309
Deferred stock-based compensation	(11,496)	(2,734)
Accumulated other comprehensive loss	(295)	(123)
Accumulated deficit	(55,126)	(60,650)

Total stockholders’ equity	222,333	211,807

Total liabilities and stockholders’ equity	$243,204	$228,483

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2004.

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$32,522	$26,618	$57,543	$50,924
License royalty revenue	2,888	3,832	4,898	7,884

Net revenue	35,410	30,450	62,441	58,808
Cost of revenue:
Cost of product revenue (a)	15,580	13,490	27,488	25,589

Gross profit	19,830	16,960	34,953	33,219
Operating expenses:
Research and development(b)	8,547	5,931	14,805	11,815
Sales and marketing(b)	3,276	2,940	6,542	6,057
General and administrative(b)	2,487	2,306	5,434	4,155
Amortization of acquisition-related intangible assets	1,281	1,158	2,439	2,316
Acquired in-process research and development expense	760	—	760	—

Total operating expenses	16,351	12,335	29,980	24,343

Operating income	3,479	4,625	4,973	8,876
Interest income, net	914	232	1,803	278
Other expense, net	(16)	(24)	(50)	(43)

Other income, net	898	208	1,753	235

Net income before provision for income taxes	4,377	4,833	6,726	9,111
Provision for income taxes	482	242	1,202	456

Net income	$3,895	$4,591	$5,524	$8,655

Net income per share:
Basic	$0.08	$0.12	$0.12	$0.39

Diluted	$0.07	$0.09	$0.11	$0.19

Weighted average number of shares used in per share calculations:
Basic	47,474	36,764	47,294	22,166

Diluted	52,001	49,427	51,222	45,466

(a) Cost of product revenue includes:

Stock compensation expense	$71	$225	$127	$450

(b) Operating expenses include the following stock compensation expense:
Research and development	1,025	609	1,244	1,382
Sales and marketing	163	423	321	895
General and administrative	160	369	341	858

	$1,348	$1,401	$1,906	$3,135

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$5,524	$8,655
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	2,185	3,695
Depreciation and amortization	1,449	1,020
Amortization of acquired identified intangible assets	2,615	2,391
Acquired in-process research and development expense	760	—
Deferred tax assets	1,157	—
Changes in operating assets and liabilities:
Accounts receivable	(628)	(1,927)
Inventories	(1,396)	1,926
Prepaid expenses and other current assets	(1,014)	39
Accounts payable	3,923	(1,515)
Accrued payroll and related benefits	(379)	902
Other accrued liabilities	251	(710)
Other	20	212

Net cash provided by operating activities	14,467	14,688

Investing activities:
Purchases of available-for-sale investments	(37,586)	(31,409)
Maturities and sales of available-for-sale investments	45,670	528
Net cash paid for business acquisitions, net of acquisition costs	(40,793)	—
Purchases of property and equipment	(1,582)	(2,385)
Purchases of intellectual property asset	(105)	—

Net cash used in investing activities	(34,396)	(33,266)

Financing activities:
Principal payments under debt obligations	(10)	(26)
Payments on litigation settlement obligation	(546)	(552)
Proceeds from issuance of common stock, net of repurchases	2,989	94,583

Net cash provided by financing activities	2,433	94,005

Net (decrease) increase in cash and cash equivalents	(17,496)	75,427
Effect of exchange rate changes	(45)
Cash and cash equivalents at beginning of period	86,462	16,715

Cash and cash equivalents at end of period	$68,921	$92,142

Supplemental disclosures of cash flow information:
Non-cash transactions:
Deferred stock compensation	$10,830	$27

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

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income per share is computed giving effect to all potential dilutive common stock including stock options, convertible preferred stock, preferred stock warrants, common stock subject to repurchase, restricted stock units and potential shares associated with employee stock purchase plan withholding.

The reconciliation of the numerators and denominators used in computing basic and diluted net income per share was as follows for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$3,895	$4,591	$5,524	$8,655

Denominator:
Weighted average common shares outstanding	48,015	36,764	47,566	22,184
Less: Weighted average common shares outstanding subject to repurchase	(541)	—	(272)	(18)

Weighted average shares used in net income per common share, basic	47,474	36,764	47,294	22,166
Dilutive potential common shares:
Weighted average of convertible preferred stock	—	6,790	—	18,007
Weighted average of repurchasable common stock outstanding	541	—	272	18
Weighted average of common stock options	3,624	5,434	3,363	4,907
Weighted average of preferred stock warrants	207	439	203	368
Weighted average of employee stock purchase plan shares	112	—	69	—
Weighted average of restricted stock units	43	—	21	—

Total weighted average shares used in net income per share, diluted	52,001	49,427	51,222	45,466

Net income per share:
Basic	$0.08	$0.12	$0.12	$0.39
Diluted	$0.07	$0.09	$0.11	$0.19

The following common stock equivalents, which could potentially dilute basic net income per share in future periods, were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Outstanding common stock options	766	114	2,409	313

Product Warranty

SiRF provides for the estimated cost of product warranties at the time it recognizes revenue. Product warranty accrual includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for known product issues were not significant as of and for the three and six months ended June 30, 2005 and 2004. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three and six months ended June 30, 2005 and 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Gross research and development expense	$8,568	$5,953	$15,069	$11,937
Less: recognized engineering services income	(21)	(22)	(264)	(122)

Net research and development expense	$8,547	$5,931	$14,805	$11,815

Stock-Based Compensation

SiRF applies the intrinsic-value-based method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Under APB No. 25, SiRF recognizes compensation expense when it issues equity awards such as restricted stock and restricted stock units or grants common stock options with a discounted exercise price, and recognizes any resulting compensation expense over the associated service period, which is generally the award or option vesting term. SiRF recognizes compensation expense related to restricted stock, restricted stock units and common stock options using a multiple option valuation approach in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Prior to there being a public market for SiRF’s common stock, the Board of Directors determined the deemed fair value of the Company’s common stock based on factors such as the sale of SiRF’s preferred stock, results of operations and consideration of the fair value of comparable publicly traded companies.

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

The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income as reported	$3,895	$4,591	$5,524	$8,655
Add: Stock-based employee compensation expense for stock option grants included in reported net income, net of related tax effect	497	1,626	1,027	3,585
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(2,493)	(2,766)	(4,744)	(4,932)

Pro forma net income	$1,899	$3,451	$1,807	$7,308

Net income per share
Basic:
As reported	$0.08	$0.12	$0.12	$0.39
Pro forma	$0.04	$0.09	$0.04	$0.33
Diluted:
As reported	$0.07	$0.09	$0.11	$0.19
Pro forma	$0.04	$0.07	$0.04	$0.16

The information above regarding net income and net income per share was prepared in accordance with SFAS No. 123 and has been determined as if the Company accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan (“ESPP”), adopted in the second quarter of fiscal 2004, under the fair value method as prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method with the weighted-average assumptions listed below. Options granted on or after February 10, 2004 through the end of fiscal 2004, have been valued using the Black-Scholes option pricing model with an expected stock volatility of 70%.

During the first quarter of 2005, the Company refined its estimate of the stock volatility assumption used in the Black-Scholes model to value employee stock options to be 55%. The Company refined its volatility assumption based on its historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly available. The Company believes that this refinement will generate more representative estimates of fair value. In addition, starting in the first quarter of 2005, SiRF modified its assumption of the expected life of stock options granted to 7 years as permitted by Staff Accounting Bulletin (“SAB”) 107, Share Based Payment. SAB 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB 107, under certain circumstances. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The Company will apply the simplified method to all of its “plain vanilla” employee stock options granted in fiscal 2005. The fair value of stock options and purchase rights was estimated with the following weighted-average assumptions:

	Stock Options				ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	3.8%	4.1%	3.8%	3.9%	3.36%	1.7%	3.36%	1.7%
Average expected life of options (in years)	7.0	4.4	7.0	4.2	1.25	0.5	1.25	0.5
Volatility	55%	70%	55%	67%	55%	70%	55%	70%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock during the three months ended June 30, 2005 and 2004, was $8.29 and $7.51, respectively. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock during the six months ended June 30, 2005 and 2004, was $7.96 and $6.67, respectively. The weighted average fair value of options granted with an exercise price below the deemed fair value of common stock during the six months ended June 30, 2004 was $1.57. No options were granted in fiscal 2005 and second quarter of 2004 with exercise prices below the deemed fair value of common stock.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the local currency of the country in which the respective subsidiary operates. Assets and liabilities are translated using the exchange rate on the balance sheet date. Revenue, expenses, gains and losses are translated at the average exchange rate in effect during the period. Translation adjustments are included in the consolidated balance sheet caption “Accumulated other comprehensive loss” as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other income, net, and were not significant in the periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS 123R. This statement is now effective for the Company’s fiscal 2006 first quarter ending March 31, 2006. The Company is currently evaluating the requirements of SFAS 123R and believes that the adoption of SFAS No. 123R will have a material effect on the reported results of operations. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had SiRF adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share above under the heading “Stock-Based Compensation”.

Note 2. Acquisitions

In the second quarter of fiscal 2005, SiRF acquired Kisel Microelectronics, AB, a privately held limited liability company (“Kisel”) based in Stockholm, Sweden, and the GPS chipset product line of Motorola, Inc., a Delaware corporation (“Motorola”). The aggregate purchase consideration for these transactions was approximately $41.1 million, which includes direct transaction costs. Certain adjustments to the aggregate purchase consideration for Kisel will be recorded in future periods as contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. Such contingent payments will not exceed $3.7 million and will result in an increase in goodwill related to this acquisition.

SiRF’s acquisition of Kisel is intended to complement SiRF’s existing RF engineering group in the design of RF transceivers. The acquisition of Motorola’s GPS chipset product line is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide.

SiRF recorded approximately $20.1 million of goodwill, $15.4 million of amortizable purchased intangible assets, $4.9 million of net tangible assets and recognized $760,000 of charges for acquired in-process research and development in connection with these acquisitions. SiRF included the results of operations of these transactions prospectively from the respective date of transaction closing.

In connection with the Kisel acquisition, SiRF issued 781,268 shares of common stock which are contingent upon the continued employment of the recipient, with the contingency being released over four years. Such issuance resulted in the recording of deferred stock compensation of approximately $8.8 million to be amortized as compensation expense over the service period using the accelerated method prescribed by FIN 28. In connection with the acquisition of Motorola’s GPS chipset product line, SiRF issued options to purchase 449,500 shares of SiRF common stock and 134,000 restricted stock units. All of the common stock options and restricted stock units issued at the closing are contingent upon the continued employment of the recipient, with the contingency being released over four years. The issuance of restricted stock units resulted in the recording of deferred stock compensation of approximately $2.1 million to be amortized as compensation expense over the service period using the accelerated method prescribed by FIN 28.

Note 3. Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Work in process	$278	$156
Finished goods	9,141	7,826

	$9,419	$7,982

Note 4. Segment and Geographical Information

As of June 30, 2005 and December 31, 2004, substantially all of SiRF’s long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net revenue:
United States	$6,709	$8,920	$13,577	$16,533
Export sales from the United States:
Taiwan	18,528	11,313	31,348	19,728
China	550	496	1,477	5,184
Singapore	2,772	3,215	4,599	6,550
Other	6,851	6,506	11,440	10,813

Net revenue	$35,410	$30,450	$62,441	$58,808

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added manufacturers customers, and based upon distributor location for all its distributor customers.

Note 5. Customer Concentration

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	June 30, 2005	December 31, 2004	Three Months Ended June 30,		Six Months ended June 30,
			2005	2004	2005	2004
Customer
A	—%	12%	—	2%	2%	7%
B	1%	10%	11%	15%	14%	12%
C	3%	11%	7%	16%	6%	13%
D	17%	—	2%	21%	1%	25%
E	1%	10%	—	—	1%	—
F	33%	17%	42%	17%	40%	15%
G	9%	—	8%	—	7%	—
H	—	10%	4%	—	5%	—

Note 6. Identified Intangible Assets

As discussed in Note 2, SiRF acquired two businesses during the quarter ended June 30, 2005, resulting in increases in the acquisition-related intangible assets. Identified intangible assets at June 30, 2005, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$21,798	$(9,060)	$12,738
Acquisition-related customer relationships	17,210	(4,624)	12,586
Acquisition-related assembled workforce	524	(524)	—
Acquisition-related patents	2,000	(13)	1,987

Total acquisition-related intangible assets	41,532	(14,221)	27,311
Intellectual property assets	1,038	(268)	770

Total identified intangible assets	$42,570	$(14,489)	$28,081

Identified intangible assets at December 31, 2004, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(7,422)	$12,177
Acquisition-related customer relationships	6,000	(3,900)	2,100
Acquisition-related assembled workforce	524	(460)	64

Total acquisition-related intangible assets	26,123	(11,782)	14,341
Intellectual property assets	1,233	(392)	841

Total identified intangible assets	$27,356	$(12,174)	$15,182

Amortization expense of acquisition-related intangible assets was $1.3 million and $2.4 million for the three and six months ended June 30, 2005, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2004, respectively. Amortization of intellectual property assets was $90,000 and $176,000 for the three and six months ended June 30, 2005, respectively, and $38,000 and $75,000 for the three and six months ended June 30, 2004, respectively, and was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at June 30, 2005 is as follows:

Fiscal year:	(In thousands)
2005 (remaining 6 months)	$3,374
2006	6,448
2007	5,248
2008	3,409
2009	2,066
Thereafter	7,536

Total	$28,081

Note 7. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	June 30, 2005	December 31, 2004
	(In thousands)
Deferred revenue	$830	$688
Less: inventory held at distributors	(349)	(269)

Deferred margin on shipments to distributors	$481	$419

Note 8. Comprehensive Income

The Components of comprehensive income, net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$3,895	$4,591	$5,524	$8,655
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	76	(52)	(58)	(50)
Change in cumulative translation adjustments	(120)	—	(114)	—

Total comprehensive income	$3,851	$4,539	$5,352	$8,605

Note 9. Long-Term Obligations

In September 2000, SiRF entered into an agreement to settle a lawsuit regarding certain patent rights, resulting in a litigation settlement obligation. As of June 30, 2005, the balance of this litigation settlement obligation was approximately $1.6 million, of which $725,000 was classified as short-term. As of December 31, 2004, the balance of this litigation settlement obligation was approximately $2.1 million, of which approximately $652,000 was classified as short-term.

The Company maintains a short-term revolving line of credit under which it may borrow up to $4.0 million, including $2.5 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (6.25% as of June 30, 2005) or (ii) 5.25%. The line of credit is available through March 2006 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of June 30, 2005 or December 31, 2004.

Note 10. Related Party Transactions

The Company entered into an agreement with Skyworks Solutions, Inc. (“Skyworks”) to manufacture certain GPS semiconductors. One of the Company’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three and six months ended June 30, 2005, SiRF purchased approximately $145,000 and $271,000 of product from Skyworks, respectively. In the three and six months ended June 30, 2004, SiRF purchased approximately $1.0 million and $1.4 million of product from Skyworks, respectively. As of June 30, 2005, SiRF had $114,000 of trade payables to Skyworks and non-cancelable purchase orders of $644,000. At December 31, 2004, the Company had $563,000 of trade payables to Skyworks and non-cancelable purchase orders of $299,000.

Note 11. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected benefits of our acquisition of Kisel and Motorola’s GPS chipset product line, the success of SiRFstarIII and the importance of its success on our revenue growth, our ability to meet market demand for low power and small size GPS functionality products, our ability to penetrate the wireless operator market, the quality of our technology, our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers, or OEMs, outside of that region, our ability to obtain additional production capacity, our ability to expand our core technologies and product offerings, our beliefs regarding the key competitive factors in our markets, increases in research and development costs, sales and marketing expenses, general and administrative expenses and stock compensation expenses, expectations regarding capital expenditures and lease commitments, expectations regarding the amortization of acquisition-related intangibles, our profitability, our critical accounting policies, our gross margins, our expenses, our revenues and revenue growth, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, concentration of markets for our products, our dependency on, relationships with and concentration of our customers and manufacturers, geographic expansion of our operations, costs of being a public company, future acquisitions or investments, competition, our intellectual property including our ability to obtain patents in the future, potential legal proceedings, the effect of changes in interest rates on our portfolio and our operating results, and our evaluation of our internal controls over financial reporting. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our ability to successfully ramp up SiRFstarIII with high volume customers, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of June 30, 2005, we had an intellectual property portfolio of 114 patents granted in the United States and 20 patents granted in foreign countries.

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

In April 2005, we announced the acquisition of Kisel Microelectronics, AB, a privately held limited liability company (“Kisel”) based in Stockholm, Sweden, and in June 2005, we announced the acquisition of the GPS chipset product line of Motorola, Inc., a Delaware corporation (“Motorola”). The acquisition of Kisel, a company with extensive expertise in complex integrated transceiver designs, is intended to complement our existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Motorola’s GPS chipset product line is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement our existing products and a strong customer base.

In February 2004, we announced three new products: (a) SiRFstarIII, our latest generation GPS architecture with SiRFLoc client software, both in a chip set and intellectual property core form, (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. The success of SiRFstarIII is a critical element of our future growth. Strong interest and design win activity for SiRFstarIII, as well as high volume ramp-up of SiRFstarIII-based products with robust application software are important for our revenue growth in 2005. In the second quarter of 2005, we started to ramp-up the first product line based on our SiRFstarIII architecture in volume production. Our SiRFLoc server platform is key to our success in penetrating the market for wireless operators. We are also seeing significant demand in the market for low power and small size GPS functionality. Our ability to meet these market requirements is a key element for our revenue growth. Our SiRFSoft with SiRFLoc client software and SiRFLoc server products are not yet in high-volume commercial production.

Our ability to develop and deliver new products successfully depends on a number of factors, including our ability to predict market requirements, anticipate changes in technology standards, and develop and introduce new products that meet market needs in a timely manner. If we do not deliver new products on a timely basis or if these products do not achieve market acceptance, the variability of our quarterly revenue may increase and our revenue, earnings and stock price may decline.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the second quarter and first half of 2005, two of our customers, which each accounted for 10% or more of our net revenue, collectively accounted for 53% and 54% of our net revenue, respectively. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of June 30, 2005, 61% of our receivables were concentrated in three customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

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

Results of Operations

Revenue

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$32,522	92%	$26,618	87%	$57,543	92%	$50,924	87%
License royalty revenue	2,888	8%	3,832	13%	4,898	8%	7,884	13%

Net revenue	$35,410		$30,450		$62,441		$58,808

Increase, period over period	$4,960				$3,633

Percentage increase, period over period	16%				6%

Net revenue increased 16% and 6% in the second quarter and first half of fiscal 2005, respectively, compared to the corresponding prior year periods due primarily to an increase in product revenue, partially offset by a decline in license royalty revenue. The increase in product revenue in the second quarter and first half of 2005 as compared to the prior year periods resulted primarily from a 54% and 41% increase in unit shipments of chip sets, respectively, partially offset by a 22% and 20% decline in average selling prices in the corresponding prior year periods, respectively. License royalty revenue decreased in the second quarter and first half of 2005 compared to the prior year periods due primarily to a decline in per-unit pricing associated with the achievement of specified volumes by one licensee, as well as a decrease in the licensee’s sales of products containing SiRF’s licensed intellectual property.

Export sales from the United States to customers outside the United States accounted for 81% and 71% of net revenue in the second quarter of fiscal 2005 and 2004, respectively, and 78% and 72% of net revenue in the first half of fiscal 2005 and 2004, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 65% and 60% of net revenue in the second quarter of 2005 and 2004, respectively, and approximately 64% and 63% in the first half of fiscal 2005 and 2004, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

Cost of Revenue and Gross Margin

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Cost of revenue	$15,580	$13,490	$27,488	$25,589

Percentage of net revenue	44%	44%	44%	44%

Increase, period over period	$2,090		$1,899

Percentage increase, period over period	15%		7%

Cost of revenue increased in the second quarter and first half of fiscal 2005 as compared to the corresponding prior year periods due primarily to an increase in the volume of chip sets shipped and recognized as product revenue, partially offset by declines in per-unit materials cost.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Gross margin	$19,830	$16,960	$34,953	$33,219

Percentage of net revenue	56%	56%	56%	56%

Increase, period over period	$2,870		$1,734

Percentage increase, period over period	17%		5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross margin as a percentage of net revenue	56%	56%	56%	56%
Product gross margin as a percentage of net revenue	52%	49%	52%	50%

Gross margin as a percentage of net revenue remained flat in the second quarter and first half of fiscal 2005 as compared to the corresponding prior year periods. Gross margin as a percentage of net revenue was impacted by a decline in license royalty revenue, which has no cost of revenue, becoming a smaller percentage of total net revenue, and to a lesser extent, a decrease in average selling prices, offset by declines in per unit materials cost. Product gross margin as a percentage of net revenue increased in the second quarter and first half of 2005 as compared to the corresponding prior year periods due primarily to a decline in materials cost, partially offset by a decrease in average selling prices. In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices, particularly with respect to older generation products, changes in the mix of products sold, including the extent of license royalty revenue, the availability and cost of products from our suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $21,000 and $22,000 in the second quarter of fiscal 2005 and 2004, respectively, and $264,000 and $122,000 in the first half of 2005 and 2004, respectively. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Research and development	$8,547	$5,931	$14,805	$11,815

Percentage of net revenue	24%	19%	24%	20%

Increase, period over period	$2,616		$2,990

Percentage increase, period over period	44%		25%

Research and development expense increased in both the second quarter and first half of fiscal 2005 as compared to the corresponding prior year periods. The increase in the second quarter of 2005 as compared to the prior year period is due primarily to increases in headcount and related expenses of approximately $1.5 million resulting from a 91% increase in headcount, and to a lesser extent, increased stock compensation expense associated primarily with the acquisition of Kisel and the GPS product line of Motorola, increased depreciation and amortization of engineering equipment and licensed technology and increased costs associated with physical implementation of chip designs. The increase in research and development expense in the first half of 2005 as compared to the prior year period is due primarily to increases in headcount and related expenses of approximately $2.2 million resulting from the above mentioned increase in headcount, and to a lesser extent, increased depreciation and amortization of engineering equipment and licensed technology and increased costs associated with physical implementation of chip designs. The increase in headcount in both periods is primarily attributable to our recent acquisition of Kisel and the GPS chipset product line of Motorola, as well as due to normal growth of our operations. The increase in research and development expense in the first half of 2005 was partially offset by an increase in engineering services income, which is classified as a reduction of research and development expense, as well as a decline in stock compensation expense. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Sales and marketing	$3,276	$2,940	$6,542	$6,057

Percentage of net revenue	9%	10%	10%	10%

Increase, period over period	$336		$485

Percentage increase, period over period	11%		8%

Sales and marketing expense increased in both the second quarter and first half of fiscal 2005 as compared to the corresponding prior year periods due primarily to increases in headcount and related expenses of approximately $521,000 and $1.0 million, respectively, resulting from a 27% increase in headcount. The increase in both periods was partially offset by a decline in stock compensation expense of $260,000 and $574,000 in the second quarter and first half of 2005, respectively. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
General and administrative	$2,487	$2,306	$5,434	$4,155

Percentage of net revenue	7%	8%	9%	7%

Increase, period over period	$181		$1,279

Percentage increase, period over period	8%		31%

General and administrative expense increased in both the second quarter and first half of fiscal 2005 as compared to the corresponding prior year periods due primarily to increases in legal, accounting and professional consulting services of approximately $194,000 and $997,000, respectively. The increase in general and administrative expense is primarily associated with the growth of our business and operations as a public company as well as our recent acquisitions. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangible Assets

Acquired identified intangible assets other than goodwill consist of acquired developed technology, core technology, customer list, assembled workforce, patents and customer relationships. These acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from two to 13 years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,281	$1,158	$2,439	$2,316

Percentage of net revenue	4%	4%	4%	4%

Increase, period over period	$123		$123

Percentage increase, period over period	11%		5%

Amortization of acquisition-related intangible assets increased in both the second quarter and first half of 2005 as compared to the corresponding prior year period due to an increase in our acquisition-related intangible assets associated with our recent acquisition of Kisel and the GPS product line of Motorola, partially offset by a decline in amortization expense associated with fully amortized acquisition-related intangible assets.

Stock Compensation Expense

Stock compensation expense results from the issuance of equity awards such as restricted stock and restricted stock units and the grant of common stock options at exercise prices lower than the deemed fair value of the underlying common stock on the date of grant to directors, officers and employees. We recorded approximately $10.8 million of additional deferred stock compensation during the second quarter of fiscal 2005, resulting from the grant of restricted stock and restricted stock units associated with the acquisition of Kisel and Motorola’s GPS chipset product line, respectively. During the year ended December 31, 2004, we recorded approximately $27,000 of deferred stock compensation, from the grant of common stock options to employees. We are amortizing deferred stock compensation on an accelerated basis, using a multiple option valuation approach under Financial Accounting Standards Board, Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period, which is generally four years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Stock compensation expense	$1,419	$1,626	$2,033	$3,585

Percentage of net revenue	4%	5%	3%	6%

Decrease, period over period	$(207)		$(1,552)

Percentage decrease, period over period	(13)%		(43)%

Stock compensation expense declined in the second quarter and first six months of fiscal 2005, as compared to the corresponding prior year periods due primarily to amortization of deferred stock compensation expense associated with common stock options granted at a discounted exercise price during the second half of fiscal 2003, partially offset by increased stock compensation expense resulting from the issuance of restricted stock and restricted stock units in connection with the acquisition of Kisel and Motorola’s GPS chipset product line. No significant additions were recorded to deferred stock compensation during 2004 and first quarter of 2005. Amortization of deferred stock compensation expense is allocated among cost of product revenue and operating expense categories based on the primary activity of the individuals who received the option, restricted stock and restricted stock unit grants.

Acquired in-Process Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Acquired in-process research and development	$760	$—	$760	$—

Percentage of net revenue	2%	—	1%	—

Increase, period over period	$760		$760

Percentage increase, period over period	N/A		N/A

In connection with the acquisition of Motorola’s GPS chipset product line in the second quarter of fiscal 2005, we allocated a portion of the purchase price to acquired in-process research and development (“IPR&D”). The amount allocated to the acquired IPR&D was immediately expensed in the period the acquisition was completed because the project associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was $898,000 and $1.8 million in the second quarter and first half of fiscal 2005, respectively, and $208,000 and $235,000 in the second quarter and first half of 2004. The increase in other income, net, in both periods is attributable to higher average invested cash and marketable securities balances resulting from our initial public offering, which yielded more interest income in the second quarter and first half of 2005, as well as increased interest rates earned on our cash and marketable securities.

Provision for Income Taxes

Provision for income taxes was $482,000 and $1.2 million in the second quarter and first half of fiscal 2005, respectively, and $242,000 and $456,000 in the second quarter and first half of 2004, respectively. Our estimated effective tax rate was 11% and 18% in the second quarter and first half of 2005, respectively, and 5% in both the second quarter and first half of 2004. The provision for income taxes in the second quarter and first half of 2005 differs from the amount computed by applying the statutory federal rate principally due to a tax benefit from disqualified dispositions of incentive stock options during the two periods and research and development tax credits. The provision for income taxes in both the second quarter and first half of 2004 was significantly lower than the statutory federal rate due to the utilization of net operating loss carryforwards that had previously been subject to valuation allowances and consisted primarily of income tax expense for federal alternative minimum tax. Until the fourth quarter of fiscal 2004, we had recorded a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, tax benefits associated with non-qualified stock option exercises and research and development tax credits.

Liquidity and Capital Resources

Financial Condition

	Six Month Ended June 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$14,467	$14,688
Net cash used in investing activities	(34,396)	(33,266)
Net cash provided by financing activities	2,433	94,005

Net (decrease) increase in cash and cash equivalents	$(17,496)	$75,427

Key Performance Metrics

	June 30,
	2005	2004
Days of sales outstanding in accounts receivable (“DSO”) (1)	30	31
Days of supply in inventory (“DOS”) (2)	45	49

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

The decline in DOS in the second quarter of 2005 as compared to the prior year period is the result of increased cost of sales associated with the increase in revenue during the quarter while maintaining relatively stable average inventory levels.

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit and equipment lease lines, and have become profitable since the third quarter of fiscal 2003. As of June 30, 2005, we had $86.5 million in cash, cash equivalents, and marketable securities and $107.7 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $101.3 million and $121.6 million in working capital as of December 31, 2004. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash provided by operating activities was $14.5 million in the first half of fiscal 2005 as compared to $14.7 million in the corresponding prior year period. Net cash provided by operating activities in the first half of 2005 resulted primarily from net income of $5.5 million, adjusted for non-cash reconciling items of $8.2 million in stock compensation expense, depreciation, amortization, acquired in-process research and development, decline in the deferred tax assets balance, as well as an increase in accounts payable of $3.9 million due to timing of receipt of inventories from our suppliers. Cash provided by operating activities was partially offset by increases in inventory of $1.4 million due to the above mentioned timing of receipt of inventory, as well as an increase in prepaid expenses and other current assets of $1.0 million. Net cash provided by operating activities in the first half of 2004 was attributable primarily to net income of $8.7 million, adjusted for non-cash reconciling items of $7.1 million in stock compensation expense, depreciation and amortization, as well as decreases in inventory of $1.9 million due to strong customer demand. Cash flow from operations was partially offset by increases in accounts receivable of $1.9 million due to higher sales and decreases in accounts payable and other accrued liabilities of $2.2 million due to timing of payments.

Investing Activities. Net cash used in investing activities was $34.4 million in the first half of 2005 as compared to $33.3 million in the corresponding prior year period. Net cash used in investing activities in the current period consisted primarily of our recent acquisitions of Kisel and the GPS chipset product line of Motorola for a total of $40.8 million, net of cash acquired and including in-process research and development expense of $760,000, as well as capital expenditures of $1.6 million. Net cash used in investing activities during the first half of 2005 was partially offset by maturities and sales of available-for-sale investments, net of purchases of available-for-sale investments of $8.1 million. Net cash used in investing activities in the first half of 2004 was primarily due to purchases of available-for-sale investments, net of maturities and sales of available-for-sale investments of $30.9 million with proceeds from our initial public offering completed in April 2004, and capital expenditures of $2.4 million.

Financing Activities. Net cash provided by financing activities was $2.4 million in the first half of 2005 as compared to $94.0 million in the corresponding prior year period. Net cash provided by financing activities in the current period was driven primarily by proceeds from stock option exercises and employee purchases of common stock under our employee stock purchase plan, partially offset by payment on our litigation settlement obligation. Net cash provided by financing activities in the first half of 2004 was due to our initial public offering, in which we realized net proceeds of $94.2 million.

In March 2004, we renewed our bank line of credit for two additional years. As of June 30, 2005, we had no outstanding borrowings under our line of credit.

Capital expenditures were $1.6 million and $2.4 million in the first half of 2005 and 2004, respectively. Capital expenditures during the current period consisted primarily of computer and test equipment, software and purchases of design tools. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

In April 2005, we acquired Kisel based in Stockholm, Sweden. Under the terms of the share purchase agreement, we paid $21.0 million in cash in April 2005, including direct transaction costs, and will pay two contingent future payments in cash on April 28, 2006 and April 28, 2007 to certain of Kisel shareholders upon achievement of certain milestones. In the aggregate, such contingent payments will not exceed $3.7 million. In June 2005, we acquired the GPS product line of Motorola. Under the terms of the asset sale agreement, we paid $20.1 million in cash, including direct transaction costs. See Note 2 to our condensed consolidated financial statements for further information.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

We have only become profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of June 30, 2005, we had an accumulated deficit of approximately $55 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with the acquisition of Kisel and the GPS chipset product line of Motorola. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

The market for Global Positioning System, or GPS-based location awareness capabilities in high-volume consumer and commercial applications is emerging, and if this market does not develop as quickly as we expect, the growth and success of our business will be limited.

The market for GPS-based location awareness technology in high-volume consumer and commercial applications is new and its potential is uncertain. Many of these GPS-based applications have not been commercially introduced or have not achieved widespread acceptance. Our success depends on the rapid development of this market. We cannot predict the growth rate, if any, of this market. The development of this market depends on several factors, including government mandates such as E911 mandate in the U.S., the development of location awareness infrastructure by wireless network operators and the availability of location-aware content and services. The failure of the market for high-volume consumer and commercial GPS-based applications to develop in a timely manner would limit the growth and success of our business.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, last year we introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. In the second quarter of 2005, we started to ramp-up the first product line based on our SiRFstarIII architecture in high volume, while SiRFSoft and SiRFLoc Server are not yet in high-volume commercial production. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

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

We currently derive most of our revenue from sales of our SiRFstarII product line. If we fail to develop or achieve market acceptance of new GPS products, we will continue to depend on sales of our SiRFstarII product line. Any decline in sales of our SiRFstarII product line or decreases in average selling prices will adversely affect our net revenue and operating results. In addition, in early 2004 we announced SiRFstarIII, our latest generation GPS architecture. SiRFstarIII is currently ramping up into high-volume commercial production. The success of SiRFstarIII is a critical element of our future growth. If we do not achieve market acceptance or design wins for our SiRFstarIII architecture, if there is lack of demand for SIRFstarIII-based products or if we do not otherwise achieve high-volume commercial production of SiRFstarIII-based products, our business and operating results could suffer.

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

We believe that over 90% of our net revenue during the first half of 2005 and the 2004 fiscal year was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We depend primarily on five independent foundries to manufacture substantially all of our current products, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our products and damage our customer relationships.

We do not own or operate a fabrication facility. We rely on third parties to manufacture our semiconductor products. Five outside foundries, NEC in Japan, Samsung in South Korea, IBM and Freescale in the U.S. and STMicroelectronics in Italy, currently manufacture substantially all of our products.

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

Although we use five separate foundries, each of our semiconductor products is manufactured at one of these foundries. If one of our foundries is unable to provide us with capacity as needed, we could experience significant delays delivering the semiconductor product being manufactured for us solely by that foundry. Also, if any of our foundries experiences financial difficulties, if they suffer damage to their facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. If we choose to use a new foundry or process for a particular semiconductor product, we believe that it would take us several months to qualify the new foundry or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

The facilities of the independent foundries upon which we rely to manufacture all of our semiconductors are located in regions that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval.

The outside foundries and their subcontractors upon which we rely to manufacture most of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risks and social upheavals. For example, Japan, where one of our foundries is located, experienced a major earthquake in January 1995, which caused power outages and significant damage to Japan’s infrastructure. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products. In addition, these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of SARS, which could disrupt the operation of these foundries and in turn harm our business. For example, South Korea and Japan, countries where two of our foundries are located, have North Korea as a neighboring state. North Korea is currently in discussions with the United States and other countries regarding its nuclear weapons program. Any geographical or social upheaval in these countries could materially disrupt the production capabilities of our foundries and could result in our experiencing a significant delay in delivery, or a substantial shortage of our products.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had two customers, Promate and Gateway, which each individually accounted for 10% or more of our net revenue in the second quarter and first half of fiscal 2005. These two customers collectively accounted for approximately 53% and 54% of our net revenue in the second quarter and first half of fiscal 2005, respectively. In addition, in June 2005 we purchased Motorola’s GPS chipset product line. Motorola has historically been one of our customers and we cannot assure you that they will continue to be a customer in the future. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. Errors or defects may not be detected until after commercial shipments. In addition, errors or defects in our server software could cause our customers to experience a loss of network service effecting end-users. Any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customers’ rejection of our products, damage to our reputation, a decline in our stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in September 2001, we acquired Conexant’s GPS chip set business. In March 2003, we acquired Enuvis, a developer of wireless aided-GPS, or AGPS, technology. AGPS is an operational mode of a GPS receiver operating in a network that receives aiding from the network to help determine the user’s position. In April 2005, we acquired Kisel, an independent European design house for complex integrated transceiver circuits. In June 2005, we acquired Motorola’s GPS chipset product line. Motorola has historically been one of our customers and as a result of this transaction we cannot assure you that they will continue to be a customer in the future. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any future acquisitions and investments would have several risks, including:

•	our inability to successfully integrate acquired technologies, product lines or operations;

•	diversion of management’s attention;

•	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•	expenses related to amortization of intangible assets;

•	potential write-offs of acquired assets;

•	loss of key employees of acquired businesses; and

•	our inability to recover the costs of acquisitions or investments.

We may not realize the anticipated benefits of any acquisition or investment.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of June 30, 2005, we had 114 patents granted in the United States, 113 patent applications pending in the United States, 20 patents granted in foreign countries and 144 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, and design code for our chip sets, documentation and other written materials under trade secret and copyright laws. We license our software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•	policing unauthorized use of our intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

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

We have agreed to indemnify some customers for certain costs and damages of intellectual property infringement in some circumstances. This practice may subject us to significant indemnification claims by our customers or others. In addition to indemnification claims by our customers, we may also have to defend related third-party infringement claims made directly against us. In some instances, our GPS products are designed for use in devices used by potentially millions of consumers, such as cellular telephones, and our server software is placed on servers providing wireless network services to end-users, both of which could subject us to considerable exposure should an infringement claim occur. In the past we have received notice from a major customer informing us that this customer received notice from one of our competitors that the inclusion of our chip sets into our customer’s products requires the payment of patent license fees to the competitor. We may receive similar notices from our customers or directly from our competitors in the future. We cannot assure you that such claims will not be pursued or that these claims, if pursued, would not harm our business.

Any potential dispute involving our patents or intellectual property could be costly, time-consuming and result in our loss of significant rights.

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. For example, in September 2000, we entered into a settlement and cross-licensing agreement with a third party regarding patent infringement under which we agreed to pay approximately $5.0 million and issued a warrant to purchase shares of our preferred stock.

Litigation may be necessary in the future to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

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

The market for our products is competitive and rapidly evolving. We expect competition to increase. Increased competition may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Philips, QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as several start-up companies. For modules based on our products, the main competitors are Furuno, JRC, Sony and Trimble. For licensed IP cores, our competitors include QUALCOMM and Trimble. Licensees of our competitors’ products may also compete against us.

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

We derived approximately 81% and 71% of our net revenue on export sales from the United States in the second quarter of fiscal 2005 and 2004, respectively, and approximately 78% and 72% in the first half of fiscal 2005 and 2004, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 65% and 60% of our net revenue in the second quarter of fiscal 2005 and 2004, respectively, and approximately 64% and 63% in the first half of fiscal 2005 and 2004, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

We are exposed to risks from recent legislation requiring companies to evaluate internal controls over financial reporting.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2005, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in the United Kingdom, Japan, Taiwan, India and Sweden, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in U.S. dollars.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

After the completion of our fourth fiscal quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Ernst & Young LLP, informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. It is important to note that any error in calculating our benefit from income taxes was discovered and corrected in advance of the release of our December 31, 2004 financial results. To remediate this error, we dismissed our previous third party tax advisor, hired PricewaterhouseCoopers LLP to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets, established formal internal procedures for the review and preparation of our provision for income taxes, and assessed the effectiveness of these changes over the last two quarters. We believe these measures have remediated this error and that we have effective internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ended June 30, 2005, we were not a party to any material legal proceedings. On August 5, 2005, our subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement.

We may also be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The outcome of any litigation, including the lawsuit against u-Nav, is uncertain and either favorable or unfavorable outcomes could have a material negative impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On the following dates we issued the following shares of common stock pursuant to exercises of outstanding warrants by net issuance in which the holders relinquished their right to purchase shares of common stock:

Date of Sale	Shares of Common Stock Issued	Shares of Common Stock Relinquished
April 14, 2005	13,120	17,880
April 26, 2005	714	118
May 4, 2005	1,590	259
May 11, 2005	25,881	31,042
June 14, 2005	4,717	523
June 15, 2005	2,000	225

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

Item 4. Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of our Stockholders on May 17, 2005, at which the following occurred:

ELECTION OF CLASS I DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Moiz Beguwala and James Smaha as Class I Directors. The votes on the matters were as follows:

Moiz Beguwala

FOR	40,897,519
WITHHELD	173,631

James Smaha

FOR	40,551,676
WITHHELD	519,474

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accountants for the 2005 fiscal year. The vote on the matter was as follows:

FOR	41,027,025
AGAINST	12,717
ABSTAIN	31,408

Item 6. Exhibits

Exhibit No.	Exhibit
2.1*	Share Purchase Agreement, dated as of April 15, 2005, by and among SiRF Technology Holdings, Inc. and the persons and entities listed on Schedule I hereto (incorporate by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of April 28, 2005, by and between SiRF Technology Holdings, Inc. and Tomas Melander, acting as the Shareholders’ Representative (incorporate by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

2.3*	Asset Sale Agreement, dated as of May 31, 2005, by and between SiRF Technology Holdings, Inc. and Motorola, Inc. (incorporate by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005)

31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

*	Confidential treatment requested.
(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc

Date: August 15, 2005	By:	/s/ Michael L. Canning
Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: August 15, 2005		/s/ Walter D. Amaral
Walter D. Amaral Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
2.1*	Share Purchase Agreement, dated as of April 15, 2005, by and among SiRF Technology Holdings, Inc. and the persons and entities listed on Schedule I hereto (incorporate by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of April 28, 2005, by and between SiRF Technology Holdings, Inc. and Tomas Melander, acting as the Shareholders’ Representative (incorporate by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

2.3*	Asset Sale Agreement, dated as of May 31, 2005, by and between SiRF Technology Holdings, Inc. and Motorola, Inc. (incorporate by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005)

31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

*	Confidential treatment requested.
(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.