Form 10-Q
period 2005-09-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2005-11-14
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

49,476,898 shares of the Registrant’s common stock were outstanding as of October 31, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,559	$86,462
Marketable securities	30,940	14,842
Accounts receivable, net of allowance for doubtful accounts of $193 and $226 as of September 30, 2005 and December 31, 2004, respectively	19,456	9,768
Inventories	16,971	7,982
Current deferred tax assets	18,800	14,986
Prepaid expenses and other current assets	4,779	1,719

Total current assets	161,505	135,759
Long-term investments	21,774	43,760
Property and equipment, net	8,893	5,484
Goodwill	48,115	28,052
Identified intangible assets, net	26,414	15,182
Other long-term assets	247	246

Total assets	$266,948	$228,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,014	$7,418
Accrued payroll and related benefits	4,692	3,444
Income taxes payable	2	26
Other accrued liabilities	2,347	1,554
Deferred margin on shipments to distributors	1,054	419
Advance contract billings	580	590
Current portion of long-term obligations	20	673

Total current liabilities	22,709	14,124
Long-term deferred tax liability	916	781
Long-term obligations	487	1,771

Total liabilities	24,112	16,676

Commitments and contingencies

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	293,856	275,309
Deferred stock-based compensation	(9,807)	(2,734)
Accumulated other comprehensive loss	(376)	(123)
Accumulated deficit	(40,842)	(60,650)

Total stockholders’ equity	242,836	211,807

Total liabilities and stockholders’ equity	$266,948	$228,483

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2004.

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$45,077	$28,623	$102,620	$79,547
License royalty revenue	3,259	2,401	8,157	10,285

Net revenue	48,336	31,024	110,777	89,832
Cost of revenue:
Cost of product revenue (a)	21,470	13,586	48,958	39,175

Gross profit	26,866	17,438	61,819	50,657
Operating expenses:
Research and development(b)	11,089	6,175	25,894	17,990
Sales and marketing(b)	3,556	3,029	10,098	9,086
General and administrative(b)	3,124	2,315	8,558	6,470
Amortization of acquisition-related intangible assets	1,595	1,158	4,034	3,474
Acquired in-process research and development expense	—	—	760	—

Total operating expenses	19,364	12,677	49,344	37,020

Operating income	7,502	4,761	12,475	13,637
Interest income, net	980	509	2,783	787
Other income (loss), net	1,195	(25)	1,145	(68)

Other income, net	2,175	484	3,928	719

Net income before (benefit from) provision for income taxes	9,677	5,245	16,403	14,356
(Benefit from) provision for income taxes	(4,607)	273	(3,405)	729

Net income	$14,284	$4,972	$19,808	$13,627

Net income per share:
Basic	$0.29	$0.11	$0.41	$0.45

Diluted	$0.26	$0.10	$0.38	$0.29

Weighted average number of shares used in per share calculations:
Basic	48,750	45,640	47,925	29,995

Diluted	54,469	50,846	52,787	47,247

(a) Cost of product revenue includes:

Stock compensation expense	$60	$132	$187	$582

(b) Operating expenses include the following stock compensation expense:
Research and development	1,373	543	2,617	1,925
Sales and marketing	262	384	583	1,279
General and administrative	372	306	713	1,164

	$2,007	$1,233	$3,913	$4,368

See accompanying notes.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$19,808	$13,627
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	4,416	5,122
Depreciation and amortization	2,438	1,368
Amortization of acquired identified intangible assets	4,303	3,729
Acquired in-process research and development expense	760	—
Reversal of litigation settlement obligation	(1,208)	—
Deferred tax assets	(3,524)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,616)	(3,582)
Inventories	(8,948)	3,872
Prepaid expenses and other current assets	(825)	214
Other long-term assets	(1)	(64)
Accounts payable	6,552	(1,481)
Accrued payroll and related benefits	1,005	1,760
Other accrued liabilities	897	207
Deferred margin	635	160
Other	47	(181)

Net cash provided by operating activities	17,739	24,751

Investing activities:
Purchases of available-for-sale investments	(43,651)	(116,503)
Maturities and sales of available-for-sale investments	49,224	94,214
Net cash paid for business acquisitions, net of acquisition costs	(40,793)	—
Purchases of property and equipment	(4,182)	(2,995)
Purchases of intellectual property assets	(126)	(550)

Net cash used in investing activities	(39,528)	(25,834)

Financing activities:
Principal payments under debt obligations	(16)	(84)
Payments on litigation settlement obligation	(900)	(855)
Proceeds from issuance of common stock, net of repurchases	6,854	94,592

Net cash provided by financing activities	5,938	93,653

Net (decrease) increase in cash and cash equivalents	(15,851)	92,570
Effect of exchange rate changes	(52)	—
Cash and cash equivalents at beginning of period	86,462	16,715

Cash and cash equivalents at end of period	$70,559	$109,285

Supplemental disclosures of cash flow information:
Non-cash transactions:
Deferred stock compensation	$10,982	$27

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SiRF and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with United States (U.S.) generally accepted accounting principles have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission, or SEC, rules and regulations regarding interim financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of SiRF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

SiRF licenses rights to use its intellectual property to allow licensees to integrate GPS technology into their products. SiRF also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. Licensees pay ongoing royalties based on defined terms in software license agreements. Payments are generally made based on licensees’ sales of their products incorporating the licensed intellectual property or premium software. Royalty revenue is generally recognized at the time products containing the licensed intellectual property or premium software are sold by the licensees based on quarterly reports received from licensees detailing the number of chip sets shipped by licensees into which SiRF’s intellectual property or premium software was embedded. Under certain software license agreements, licensees pay ongoing royalties based on the number of chip sets into which the premium software is embedded and revenue is recognized based on quarterly reports received from licensees detailing the number of chip sets into which the premium software was embedded. For certain licensees, (the “Estimated Licensees”), the Company estimates and records the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of the Company’s sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded as royalty revenue in the quarter in which the reports are received. To date, such variances have been insignificant. Subsequent to the sale, SiRF has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Inventory. The Company records a write-down for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. SiRF performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, SiRF may have higher gross margins when products incorporating inventory that was previously written down are sold.

Accounts Receivable Allowance. The Company makes estimates of the collectibility of accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the Company’s collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of September 30, 2005, 61% of SiRF’s receivables were concentrated in three customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

Product Warranty. The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products as well as other assumptions that the Company believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the interim periods presented.

Assessment of Long-Lived and Other Intangible Assets and Goodwill. The Company is required to assess the potential impairment of identified intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of the Company’s use of the acquired assets;

•	significant negative industry or economic trends; and

•	significant decline in the Company’s market capitalization.

When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures impairment based on a projected discounted cash flow, which requires the Company to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in the Company’s working capital and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result.

Valuation of Deferred Tax Assets. The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset.

In preparing condensed consolidated financial statements, the Company assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in determining provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing the Company’s ability to utilize any future tax benefit from deferred tax assets.

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

The reconciliation of the numerators and denominators used in computing basic and diluted net income per share was as follows for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net income	$14,284	$4,972	$19,808	$13,627

Denominator:
Weighted average common shares outstanding	48,945	45,640	48,031	30,007
Less: Weighted average common shares outstanding subject to repurchase	(195)	—	(106)	(12)

Weighted average shares used in net income per common share, basic	48,750	45,640	47,925	29,995
Dilutive potential common shares:
Weighted average of convertible preferred stock	—	—	—	12,001
Weighted average of repurchasable common stock outstanding	195	—	106	12
Weighted average of common stock options	5,168	4,881	4,383	4,887
Weighted average of preferred stock warrants	281	325	293	352
Weighted average of employee stock purchase plan shares	68	—	80	—
Weighted average of restricted stock units	7	—	—	—

Total weighted average shares used in net income per share, diluted	54,469	50,846	52,787	47,247

Net income per share:
Basic	$0.29	$0.11	$0.41	$0.45
Diluted	$0.26	$0.10	$0.38	$0.29

The following common stock equivalents, which could potentially dilute basic net income per share in future periods, were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Outstanding common stock options	59	408	275	408
Preferred stock warrants	—	5	—	—

Total	59	413	275	408

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

SiRF generates engineering services income with various commercial customers thereby enabling them to accelerate their product development efforts. SiRF retains ownership of the technology developed under these arrangements. Such development income has moderately contributed to the funding of SiRF’s product development activities. Development costs related to the underlying contracts are classified as research and development expense, and any income generated is classified as a reduction of research and development expense. Engineering services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering services income is recognized only if the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, for which SiRF has not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are accepted. The following table summarizes these services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Gross research and development expense	$11,089	$6,201	$26,158	$18,138
Less: recognized engineering services income	—	(26)	(264)	(148)

Net research and development expense	$11,089	$6,175	$25,894	$17,990

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

The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income as reported	$14,284	$4,972	$19,808	$13,627
Add: Stock-based employee compensation expense for stock option grants included in reported net income, net of related tax effect	690	1,365	1,717	4,950
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(3,235)	(2,522)	(7,979)	(7,454)

Pro forma net income	$11,739	$3,815	$13,546	$11,123

Net income per share
Basic:
As reported	$0.29	$0.11	$0.41	$0.45
Pro forma	$0.24	$0.08	$0.28	$0.37
Diluted:
As reported	$0.26	$0.10	$0.38	$0.29
Pro forma	$0.22	$0.08	$0.26	$0.24

The information above regarding net income and net income per share was prepared in accordance with SFAS No. 123 and has been determined as if the Company accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan (“ESPP”), under the fair value method as prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method with the weighted-average assumptions listed below. Options granted on or after February 10, 2004 through the end of fiscal 2004, have been valued using the Black-Scholes option pricing model with an expected stock volatility of 70%.

During the first quarter of 2005, the Company refined its estimate of the stock volatility assumption used in the Black-Scholes model to value employee stock options and purchase rights under the 2004 ESPP to be 55%. The Company refined its volatility assumption based on its historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly available. The Company believes that this refinement will generate more representative estimates of fair value. In addition, starting in the first quarter of 2005, SiRF modified its assumption of the expected life of stock options granted to 7 years as permitted by Staff Accounting Bulletin (“SAB”) 107, Share Based Payment. SAB 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB 107, under certain circumstances. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The Company will apply the simplified method to all of its “plain vanilla” employee stock options granted in fiscal 2005. The fair value of stock options and purchase rights was estimated with the following weighted-average assumptions:

	Stock Options				ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	4.1%	2.8%	3.9%	2.8%	—	1.7%	3.36%	1.7%
Average expected life of options (in years)	7.0	3.0	7.0	3.4	—	0.5	1.25	0.5
Volatility	55%	70%	55%	67%	—	70%	55%	70%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock during the three months ended September 30, 2005 and 2004, was $12.99 and $5.58, respectively. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock during the nine months ended September 30, 2005 and 2004, was $9.16 and $5.86, respectively. The weighted average fair value of options granted with an exercise price below the deemed fair value of common stock during the nine months ended September 30, 2004 was $1.21. No options were granted in fiscal 2005 and third quarter of 2004 with exercise prices below the deemed fair value of common stock.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective date of SFAS 123R. This statement is now effective for the Company’s fiscal 2006 first quarter ending March 31, 2006.

Under SFAS 123R, the pro-forma disclosures previously permitted will no longer be an alternative to financial statement recognition. SiRF expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. SiRF expects to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options, restricted stock and restricted stock units at the beginning of the first quarter of adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. SiRF is currently evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material impact on SiRF’s consolidated results of operations and earnings per share. SiRF is currently evaluating whether the adoption will result in amounts that are similar to the current pro-forma disclosures under SFAS 123.

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

In connection with the Kisel acquisition, SiRF issued 781,268 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. Such issuance resulted in the recording of deferred stock compensation of approximately $8.8 million to be amortized as compensation expense over the service period using the accelerated method prescribed by FIN 28. In connection with the acquisition of Motorola’s GPS chipset product line, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. All of the common stock options and restricted stock units issued at the closing are contingent upon the continued employment of the recipients, with the contingency being released over four years. The issuance of restricted stock units resulted in the recording of deferred stock compensation of approximately $2.2 million to be amortized as compensation expense over the service period using the accelerated method prescribed by FIN 28.

Note 3. Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Work in process	$494	$156
Finished goods	16,477	7,826

	$16,971	$7,982

Note 4. Segment and Geographical Information

As of September 30, 2005 and December 31, 2004, substantially all of SiRF’s long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net revenue:
United States	$8,950	$8,350	$22,527	$24,883
Export sales from the United States:
Taiwan	29,187	15,937	60,535	35,665
China	355	597	1,832	5,781
Singapore	5,708	—	10,307	6,550
Other	4,136	6,140	15,576	16,953

Net revenue	$48,336	$31,024	$110,777	$89,832

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added manufacturer customers, and based upon distributor location for all its distributor customers.

Note 5. Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

Customer	Net Accounts Receivable		Net Revenue
	September 30, 2005	December 31, 2004	Three Months Ended September 30,		Nine Months ended September 30,
			2005	2004	2005	2004
A	36%	17%	45%	25%	43%	19%
B	2%	11%	8%	22%	7%	16%
C	8%	10%	9%	15%	12%	13%
D	14%	—	6%	—	3%	17%
E	11%	10%	5%	6%	5%	2%
F	—	10%	1%	—	1%	—
G	—	12%	—	2%	1%	5%

Note 6. Identified Intangible Assets

As discussed in Note 2, SiRF acquired two businesses in the second quarter of fiscal 2005, resulting in an increase in acquisition-related intangible assets. Identified intangible assets at September 30, 2005, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$21,798	$(10,011)	$11,787
Acquisition-related customer relationships	17,210	(5,230)	11,980
Acquisition-related assembled workforce	524	(524)	—
Acquisition-related patents	2,000	(51)	1,949

Total acquisition-related intangible assets	41,532	(15,816)	25,716
Intellectual property assets	1,059	(361)	698

Total identified intangible assets	$42,591	$(16,177)	$26,414

Identified intangible assets at December 31, 2004, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(7,422)	$12,177
Acquisition-related customer relationships	6,000	(3,900)	2,100
Acquisition-related assembled workforce	524	(460)	64

Total acquisition-related intangible assets	26,123	(11,782)	14,341
Intellectual property assets	1,233	(392)	841

Total identified intangible assets	$27,356	$(12,174)	$15,182

Amortization expense of acquisition-related intangible assets was $1.6 million and $4.0 million for the three and nine months ended September 30, 2005, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2004, respectively. Amortization of intellectual property assets was $93,000 and $269,000 for the three and nine months ended September 30, 2005, respectively, and $68,000 and $143,000 for the three and nine months ended September 30, 2004, respectively, and was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at September 30, 2005 is as follows:

Fiscal year:	(In thousands)
2005 (remaining 3 months)	$1,689
2006	6,386
2007	5,154
2008	3,352
2009	1,989
Thereafter	7,844

Total	$26,414

Note 7. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	September 30, 2005	December 31, 2004
	(In thousands)
Deferred distributor revenue	$1,872	$688
Less: inventory held at distributors	(818)	(269)

Deferred margin on shipments to distributors	$1,054	$419

Note 8. Comprehensive Income

The Components of comprehensive income, net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$14,284	$4,972	$19,808	$13,627
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	(81)	29	(139)	(21)
Change in cumulative translation adjustments	—	—	(114)	—

Total comprehensive income	$14,203	$5,001	$19,555	$13,606

Note 9. Long-Term Obligations

In September 2000, the Company entered into a settlement agreement regarding certain patent rights. Pursuant to this agreement, the Company issued a warrant to purchase 212,796 shares of its preferred stock, which was adjusted and, following the Company’s initial public offering was converted into a warrant to purchase 221,893 shares of common stock, the Warrant Shares. In addition, the Company agreed to pay up to an aggregate of $5 million in quarterly royalty payments. However, if at any time, the potential net proceeds from the exercise and sale of the Warrant Shares combined with the royalty payments made to date exceeded an aggregate of $9 million, the settlement would be deemed paid in full. During the third quarter of 2005, the Company’s common stock closed at a price per share such that if the Warrant Shares had been exercised and sold, the aggregate settlement amount, including royalty payments made to date, would have exceeded $9 million. As a result, the settlement has been paid in full and the Company recorded a reversal of short- and long-term settlement liabilities of approximately $1.2 million as a non-operating gain presented as part of the “Other income (loss), net” caption in the condensed consolidated statement of operations. As of December 31, 2004, the balance of this litigation settlement obligation was approximately $2.1 million, of which approximately $652,000 was classified as short-term.

The Company maintains a short-term revolving line of credit under which it may borrow up to $4.0 million, including $2.5 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (6.75% as of September 30, 2005) or (ii) 5.25%. The line of credit is available through March 2006 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of September 30, 2005 or December 31, 2004.

Note 10. Related Party Transactions

The Company entered into an agreement with Skyworks Solutions, Inc. (“Skyworks”) to manufacture certain GPS semiconductors. One of the Company’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three and nine months ended September 30, 2005, SiRF purchased approximately $892,000 and $1.2 million of product from Skyworks, respectively. In the three and nine months ended September 30, 2004, SiRF purchased approximately $1.2 million and $2.6 million of product from Skyworks, respectively. At December 31, 2004, the Company had $563,000 of trade payables to Skyworks and non-cancelable purchase orders of $299,000. As of September 30, 2005, SiRF had no non-cancelable purchase orders or trade payables to Skyworks.

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

On August 5, 2005, SiRF’s subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected benefits of our acquisition of Kisel and Motorola’s GPS chipset product line, the success of SiRFstarIII and the importance of its success on our revenue growth, our ability to meet market demand for low power and small size GPS functionality products, our ability to penetrate the wireless operator market, the quality of our technology, our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers, or OEMs, outside of that region, our ability to obtain additional production capacity, our ability to expand our core technologies and product offerings, our beliefs regarding the key competitive factors in our markets, increases in research and development costs, sales and marketing expenses, general and administrative expenses and stock compensation expenses, expectations regarding capital expenditures and lease commitments, expectations regarding the amortization of acquisition-related intangible assets, our profitability, our critical accounting policies, our gross margins, our expenses, our revenues and revenue growth, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, concentration of markets for our products, our dependency on, relationships with and concentration of our customers and manufacturers, geographic expansion of our operations, costs of being a public company, future acquisitions or investments, competition, our intellectual property including our ability to obtain patents in the future, potential legal proceedings, the effect of changes in interest rates on our portfolio and our operating results, and our evaluation of our internal controls over financial reporting. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our ability to successfully ramp up SiRFstarIII with high volume customers, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Operating Results” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of September 30, 2005, we had an intellectual property portfolio of 121 patents granted in the United States and 26 patents granted in foreign countries.

We market and sell our products to original equipment manufacturers, or OEMs, of four target platforms: wireless handheld devices, including mobile phones; automotive electronics systems, including navigation and telematics systems; portable computing devices, including personal digital assistants and notebook computers; and embedded consumer devices, such as recreational GPS handhelds, digital cameras and watches. Additionally, we market and sell our products to value-added manufacturers, or VAMs, who typically provide GPS modules or sub-systems to the end-customer, and through intellectual property partners, who integrate our core technology into their products. Intellectual property partners are typically large semiconductor companies.

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

In April 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, and in June 2005, we acquired the GPS chipset product line of Motorola, Inc., a Delaware corporation, or Motorola. The acquisition of Kisel, a company with extensive expertise in complex integrated transceiver designs, is intended to complement our existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Motorola’s GPS chipset product line is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement our existing products and a strong customer base.

In February 2004, we announced three new products: (a) SiRFstarIII, our latest generation GPS architecture with SiRFLoc client software, both in a chip set and intellectual property core form, (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. Strong interest and design win activity for SiRFstarIII, as well as high volume ramp-up of SiRFstarIII-based products with robust application software are important for our revenue growth in 2005 and 2006. In the second quarter of 2005, we started to ramp-up the first product line based on our SiRFstarIII architecture in volume production and in the third quarter of 2005, SiRFstarIII was a significant contributor to our revenue stream. Our SiRFLoc server platform is key to our success in penetrating the market for wireless operators and in the third quarter of 2005, one of our operator customers commenced deployment of our SiRFLoc server platform in their network. Our SiRFSoft with SiRFLoc client software is not yet in high-volume commercial production. We are also seeing significant demand in the market for low power and small size GPS functionality. Our ability to meet these market requirements is a key element for our revenue growth.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the third quarter and first nine months of 2005, two of our customers collectively accounted for 54% and 55% of our net revenue, respectively. In the third quarter of 2005, one of these customers accounted for 10% or more of our net revenue while in the first nine months of 2005, each of these customers accounted for 10% or more of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock-based compensation which impacts cost of revenue, gross margin and operating expenses, as well as footnote disclosure; (d) accounts receivable allowance, which impacts general and administrative expense; (e) product warranty, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts operating expenses; and (g) valuation of deferred income taxes which impacts provision for income taxes. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition. We derive revenue primarily from sales of our semiconductor chip sets and licenses of our intellectual property and premium software. We recognize revenue when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed and determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders. We record reductions to revenue for expected product returns based on our historical experience. We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the price of our products. We enter into co-branding agreements with certain customers and provide marketing incentives to certain distributors. We record payments made under such agreements and marketing incentives as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

We license rights to use our intellectual property to allow licensees to integrate our GPS technology into their products. We also license rights to use our premium software products to licensees to enable our chip sets to provide enhanced functionality in specific applications. Licensees pay ongoing royalties based on defined terms in software license agreements. Payments are generally made based on licensees’ sales of their products incorporating our licensed intellectual property or premium software. We generally recognize royalty revenue at the time products containing our licensed intellectual property or premium software are sold by the licensees based on quarterly reports received from licensees detailing the number of chip sets shipped by licensees into which our intellectual property or premium software was embedded. Under certain software license agreements, licensees pay ongoing royalties based on the number of chip sets into which the premium software is embedded, in which case we recognize revenue based on quarterly reports received from licensees detailing the number of chip sets into which the premium software was embedded. For certain licensees, or Estimated Licensees, we estimate and record the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of our sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once we receive royalty reports from the Estimated Licensees, we record the variance between such reports and the estimate as royalty revenue in the quarter in which we receive the reports. To date, such variances have been insignificant. Subsequent to the sale, we have no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

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

Stock Based Compensation. We have elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Therefore, we do not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In accordance with SFAS No. 123 as amended by SFAS No. 148, we disclose our pro forma net income and net income per share as if we had expensed the fair value of the options. In calculating such fair value, we make certain assumptions, as disclosed in Note 1 of our condensed consolidated financial statements, consisting of the stock price, volatility, expected life of the option, risk-free interest rate and dividend yield. Actual volatility, expected lives, interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated. In determining volatility values, starting in the first quarter of fiscal 2005, we considered our historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly traded. Prior to the first quarter of fiscal 2005, we made reference to comparable companies within our industry due to the short time period for which a public market was available for our common stock. The Company believes that this refinement will generate more representative estimates of fair value.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. We report charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. We regularly review past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of September 30, 2005, 61% of our receivables were concentrated in three customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

Product Warranty. We provide for the estimated cost of product warranties at the time revenue is recognized. We continuously monitor chip set returns for product failures and maintain a warranty reserve for the related expenses based on historical experience of similar products as well as other assumptions that we believe to be reasonable under the circumstances. Our product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the interim periods presented.

Assessment of Long-Lived and Other Intangible Assets and Goodwill. We are required to assess the potential impairment of identified intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets;

•	significant negative industry or economic trends; and

•	significant decline in our market capitalization.

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

Results of Operations

Revenue

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$45,077	93%	$28,623	92%	$102,620	93%	$79,547	89%
License royalty revenue	3,259	7%	2,401	8%	8,157	7%	10,285	11%

Net revenue	$48,336		$31,024		$110,777		$89,832

Increase, period over period	$17,312				$20,945

Percentage increase, period over period	56%				23%

Net revenue increased 56% in the third quarter of fiscal 2005 compared to the prior year period due primarily to an increase in product revenue, and to a lesser extent, an increase in license royalty revenue. Net revenue increased 23% in the first nine months of 2005 as compared to the prior year period due primarily to an increase in product revenue, partially offset by a decline in license royalty revenue. The increase in product revenue in the third quarter and first nine months of 2005 as compared to the corresponding prior year periods resulted primarily from a 105% and 65% increase in unit shipments of chip sets, respectively, which was due in part to increased sales of our first product line based on our SiRFStarIII architecture. This increase was partially offset by a 23% and 22% decline in average selling prices in the corresponding prior year periods, respectively. License royalty revenue increased in the third quarter of 2005 compared to the prior year period due primarily to an increase in one licensee’s sales of products containing our licensed intellectual property, and to a lesser extent, an increase in the number of licensees selling products containing our licensed intellectual property. License royalty revenue decreased in the first nine months of 2005 compared to the prior year period due primarily to a decline in per-unit pricing associated with the achievement of specified volumes by one licensee, as well as a decrease in the licensee’s sales of products containing our licensed intellectual property. The decline was moderated by an increase in the number of licensees selling products containing our licensed intellectual property.

Export sales from the United States to customers outside the United States accounted for 81% and 73% of net revenue in the third quarter of fiscal 2005 and 2004, respectively, and 80% and 72% of net revenue in the first nine months of fiscal 2005 and 2004, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 76% and 63% of net revenue in the third quarter of 2005 and 2004, respectively, and approximately 69% and 64% in the first nine months of fiscal 2005 and 2004, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in the Asia/Pacific region. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Cost of revenue	$21,470	$13,586	$48,958	$39,175

Percentage of net revenue	44%	44%	44%	44%

Increase, period over period	$7,884		$9,783

Percentage increase, period over period	58%		25%

Cost of revenue increased in the third quarter and first nine months of fiscal 2005 as compared to the corresponding prior year periods due primarily to an increase in the volume of chip sets shipped and recognized as product revenue, partially offset by declines in per-unit materials cost.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Gross margin	$26,866	$17,438	$61,819	$50,657

Percentage of net revenue	56%	56%	56%	56%

Increase, period over period	$9,428		$11,162

Percentage increase, period over period	54%		22%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross margin as a percentage of net revenue	56%	56%	56%	56%
Product gross margin as a percentage of net revenue	52%	53%	52%	51%

Gross margin as a percentage of net revenue remained flat in both the third quarter and first nine months of fiscal 2005 as compared to the corresponding prior year periods. In both periods, gross margin as a percentage of net revenue was negatively impacted by a decrease in license royalty revenue, which has no cost of revenue, becoming a smaller percentage of total net revenue, and to a lesser extent, a decrease in average selling prices, offset by declines in per unit materials costs. Product gross margin as a percentage of net revenue declined in the third quarter of 2005 as compared to the prior year period due primarily to a decline in average selling prices, partially offset by a decrease in materials cost. Product gross margin as a percentage of net revenue increased in the first nine months of 2005 as compared to the prior year period due primarily to a decline in materials costs, moderated by a decrease in average selling prices. In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices, particularly with respect to older generation products, changes in the mix of products sold, including the extent of license royalty revenue, the availability and cost of products from our suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $26,000 in the third quarter of fiscal 2004, and $264,000 and $148,000 in the first nine months of 2005 and 2004, respectively. No engineering services income was recognized in the third quarter of 2005. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Research and development	$11,089	$6,175	$25,894	$17,990

Percentage of net revenue	23%	20%	23%	20%

Increase, period over period	$4,914		$7,904

Percentage increase, period over period	80%		44%

Research and development expense increased in both the third quarter and first nine months of fiscal 2005 as compared to the corresponding prior year periods. The increase in both periods is due primarily to an 88% increase in headcount and related expenses of approximately $2.4 million and $4.5 million in the third quarter and first nine months of 2005, respectively. The increase in headcount is attributable to the acquisition of Kisel and the GPS product line of Motorola in the second quarter of 2005, as well as the overall growth of our business. The increase in research and development expense is further attributable to increased costs associated with physical implementation of chip designs, increased stock compensation expense associated with our two recent acquisitions, as well as increased depreciation and amortization of engineering equipment and licensed technology. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Sales and marketing	$3,556	$3,029	$10,098	$9,086

Percentage of net revenue	7%	10%	9%	10%

Increase, period over period	$527		$1,012

Percentage increase, period over period	17%		11%

Sales and marketing expense increased in both the third quarter and first nine months of fiscal 2005 as compared to the corresponding prior year periods due primarily to a 22% increase in headcount and related expenses of approximately $670,000 and $1.6 million, respectively. The increase in both periods was partially offset by a decline in stock compensation expense of $122,000 and $696,000 in the third quarter and first nine months of 2005, respectively. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
General and administrative	$3,124	$2,315	$8,558	$6,470

Percentage of net revenue	6%	7%	8%	7%

Increase, period over period	$809		$2,088

Percentage increase, period over period	35%		32%

General and administrative expense increased in both the third quarter and first nine months of fiscal 2005 as compared to the corresponding prior year periods due primarily to increases in accounting and professional consulting services of approximately $494,000 and $1.5 million, respectively, and to a lesser extent, increases in headcount and related expenses. The increase in the first nine months of 2005 was partially offset by a decline in stock compensation expense of approximately $451,000. The increase in general and administrative expense in both periods is primarily associated with the growth of our business and operations as a public company as well as our recent acquisitions. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business and investments in our information technology infrastructure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,595	$1,158	$4,034	$3,474

Percentage of net revenue	3%	4%	4%	4%

Increase, period over period	$437		$560

Percentage increase, period over period	38%		16%

Amortization of acquisition-related intangible assets increased in both the third quarter and first nine months of 2005 as compared to the corresponding prior year periods due to an increase in our acquisition-related intangible assets associated with our recent acquisition of Kisel and the GPS product line of Motorola.

Acquired in-Process Research and Development

In connection with the acquisition of Motorola’s GPS chipset product line in the second quarter of fiscal 2005, we allocated $760,000 of the purchase price to acquired in-process research and development, or IPR&D. The amount allocated to the acquired IPR&D was immediately expensed in the period the acquisition was completed because the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D.

Other Income, Net

Other income, net, was $2.2 million and $484,000 in the third quarter of fiscal 2005 and 2004, respectively, and $3.9 million and $719,000 in the first nine months of 2005 and 2004, respectively. The increase in other income, net in the third quarter of 2005 as compared to the prior year period is primarily attributable to a gain of $1.2 million recorded in connection with the reversal of a litigation settlement obligation, as well as increased interest rates earned on our cash and marketable securities. The increase in the first nine months of 2005 as compared to the prior year period was impacted by higher average invested cash and marketable securities balances resulting from our initial public offering in April 2004, which yielded more interest income in the first nine months of 2005, and to a lesser extent, a gain of $1.2 million recorded in connection with the reversal of a litigation settlement obligation, as well as increased interest rates earned on our cash and marketable securities.

In September 2000, we entered into a settlement agreement regarding certain patent rights. Pursuant to this agreement, we issued a warrant to purchase 212,796 shares of our preferred stock, which was adjusted and, following our initial public offering was converted into a warrant to purchase 221,893 shares of our common stock, the Warrant Shares. In addition, we agreed to pay up to an aggregate of $5 million in quarterly royalty payments. However, if at any time, the potential net proceeds from the exercise and sale of the Warrant Shares combined with the royalty payments made to date exceeded an aggregate of $9 million, the settlement would be deemed paid in full. During the third quarter of 2005, our common stock closed at a price per share such that if the Warrant Shares had been exercised and sold, the aggregate settlement amount, including our royalty payments made to date, would have exceeded $9 million. As a result, the settlement has been paid in full and we recorded a reversal of short- and long-term settlement liabilities of approximately $1.2 million.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $4.6 million and $3.4 million in the third quarter and first nine months of fiscal 2005, respectively, as compared to a provision for income taxes of $273,000 and $729,000 in the third quarter and first nine months of 2004, respectively. Our estimated effective tax benefit rate was 48% and 21% in the third quarter and first nine months of 2005, respectively, as compared to an estimated effective tax rate of 5% in both the third quarter and first nine months of 2004. The benefit from income taxes in the third quarter and first nine months of 2005 differs from the amount computed by applying the statutory federal rate principally due to a tax benefit from disqualified dispositions of incentive stock options of approximately $5.1 million and tax benefit from research and development tax credits of approximately $3.2 million. The provision for income taxes in both the third quarter and first nine months of 2004 was significantly lower than the statutory federal rate due to the utilization of net operating loss carryforwards that had previously been subject to valuation allowances and consisted primarily of income tax expense for federal alternative minimum tax. Until the fourth quarter of fiscal 2004, we had recorded a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, tax benefits associated with non-qualified stock option exercises and research and development tax credits.

Liquidity and Capital Resources

Financial Condition

	Nine Month Ended September 30,
	2005	2004
	(In thousands)
Net cash provided by operating activities	$17,739	$24,751
Net cash used in investing activities	(39,528)	(25,834)
Net cash provided by financing activities	5,938	93,653

Net (decrease) increase in cash and cash equivalents	$(15,851)	$92,570

Key Performance Metrics

	September 30,
	2005	2004
Days of sales outstanding in accounts receivable (“DSO”) (1)	29	33
Days of supply in inventory (“DOS”) (2)	56	34

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

The decline in DSO in the third quarter of 2005 as compared to the prior year period is primarily the result of increased sales in the third quarter of 2005. The increase in DOS in the third quarter of 2005 as compared to the prior year period is the result of a significant increase in inventory levels in anticipation of increased seasonal sales in the fourth quarter of 2005.

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit and equipment lease lines, and have been profitable since the third quarter of fiscal 2003. As of September 30, 2005, we had $101.5 million in cash, cash equivalents, and marketable securities and $138.8 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $101.3 million and $121.6 million in working capital as of December 31, 2004. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash provided by operating activities was $17.7 million in the first nine months of fiscal 2005 as compared to $24.8 million in the corresponding prior year period. Net cash provided by operating activities in the first nine months of 2005 resulted primarily from net income of $19.8 million, adjusted for non-cash reconciling items of $7.2 million in stock compensation expense, depreciation, amortization, acquired in-process research and development, an increase in the deferred tax assets balance resulting in a tax benefit from income taxes and a gain associated with the reversal of a litigation settlement obligation, as well as an increase in accounts payable of $6.6 million due to the timing of receipt of inventories from our suppliers in anticipation of increased seasonal sales in the fourth quarter of 2005. Cash provided by operating activities was partially offset by increases in inventories of $8.9 million due to the above mentioned timing of receipt of inventory, as well as an increase in accounts receivable of $8.6 million due to increased sales activity at the end of the third quarter of 2005 as compared to the fourth quarter of 2004.

Net cash flow provided by operating activities in the first nine months of 2004 resulted primarily from net income of $13.6 million, which included non-cash reconciling items of $10.2 million in stock compensation expense, depreciation and amortization, decreases in inventories of $3.9 million due to strong customer demand, and an increase in accrued payroll and related benefits of $1.8 million due mainly to increased bonus accrual as well as increased employee stock purchase plan withholdings. Cash flow was moderated by increases in accounts receivable of $3.6 million due to increased sales in September 2004, as well decreases in accounts payable of $1.5 million due to timing of receipt of inventories from our suppliers.

Investing Activities. Net cash used in investing activities was $39.5 million in the first nine months of 2005 as compared to $25.8 million in the corresponding prior year period. Net cash used in investing activities in the first nine months of 2005 consisted primarily of our recent acquisitions of Kisel and the GPS chipset product line of Motorola in the second quarter of 2005 for a total of $40.8 million, net of cash acquired and including in-process research and development expense of $760,000, as well as capital expenditures of $4.2 million. Net cash used in investing activities in the first nine months of 2005 was partially offset by maturities and sales of available-for-sale investments, net of purchases of available-

for-sale investments of $5.6 million. Net cash used in investing activities in the first nine months of 2004 was driven by purchases of available-for-sale investments of $116.5 million with proceeds from our initial public offering, net of maturities and sales of available-for-sale investments of $94.2 million, and to a lesser extent, capital expenditures of $3.0 million.

Financing Activities. Net cash provided by financing activities was $5.9 million in the first nine months of 2005 as compared to $93.7 million in the corresponding prior year period. Net cash provided by financing activities in the first nine months of 2005 was driven primarily by proceeds from stock option exercises and employee purchases of common stock under our employee stock purchase plan, partially offset by payment on our litigation settlement obligation. As discussed above, we do not expect to make any additional payments on the litigation settlement obligation as the obligation is deemed to be fully paid. Net cash provided by financing activities in the first nine months of 2004 was driven primarily by our initial public offering, in which we realized net proceeds of $94.1 million.

In March 2004, we renewed our bank line of credit for two additional years. As of September 30, 2005, we had no outstanding borrowings under our line of credit.

Capital expenditures were $4.2 million and $3.0 million in the first nine months of 2005 and 2004, respectively. Capital expenditures during the current period consisted primarily of software, test equipment, computers and purchases of design tools. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

In April 2005, we acquired Kisel. Under the terms of the share purchase agreement, we paid $21.0 million in cash in April 2005, including direct transaction costs, and will pay two contingent future cash payments on April 28, 2006 and April 28, 2007 to certain of Kisel shareholders upon achievement of certain milestones. In the aggregate, such contingent payments will not exceed $3.7 million. In June 2005, we acquired the GPS product line of Motorola. Under the terms of the asset sale agreement, we paid $20.1 million in cash, including direct transaction costs. See Note 2 to our condensed consolidated financial statements for further information.

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

We have only been profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of September 30, 2005, we had an accumulated deficit of approximately $41 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with the acquisition of Kisel and the GPS chipset product line of Motorola. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

The market for Global Positioning System, or GPS-based location awareness capabilities in high-volume consumer and commercial applications is emerging, and if this market does not develop as quickly as we expect, the growth and success of our business will be limited.

The market for GPS-based location awareness technology in high-volume consumer and commercial applications is new and its potential is uncertain. Many of these GPS-based applications have not been commercially introduced or have not achieved widespread acceptance. Our success depends on the rapid development of this market. We cannot predict the growth rate, if any, of this market. The development of this market depends on several factors, including government mandates such as E911 mandate in the U.S. and E110 mandate in Japan, the development of location awareness infrastructure by wireless network operators and the availability of location-aware content and services. The failure of the market for high-volume consumer and commercial GPS-based applications to develop in a timely manner would limit the growth and success of our business.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, last year we introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. While the first product line based on our SiRFstarIII architecture is now in high volume production and one of our operator customers had commenced deployment of our SiRFLoc server platform in their network, our SiRFSoft is not yet in high-volume commercial production. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

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

Our operating results depend significantly on sales of our SiRFstarII and SiRFstarIII product lines and our ability to develop and achieve market acceptance of new GPS products.

We currently derive most of our revenue from sales of our SiRFstarII and SiRFstarIII product lines. If we fail to develop or achieve market acceptance of new GPS products, we will continue to depend on sales of our SiRFstarII and SiRFstarIII product lines. Any decline in sales of our SiRFstarII and SiRFstarIII product lines or decreases in average selling prices will adversely affect our net revenue and operating results.

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

We believe that over 90% of our net revenue during the first nine months of 2005 and the 2004 fiscal year was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had two customers, Promate and Gateway, which collectively accounted for approximately 54% and 55% of our net revenue in the third quarter and first nine months of fiscal 2005, respectively. In the third quarter of 2005, Promate accounted for 10% or more of our net revenue while in the first nine months of 2005, both Promate and Gateway each accounted for 10% or more of our net revenue. In addition, in June 2005 we purchased Motorola’s GPS chipset product line. Motorola has historically been one of our customers and we cannot assure you that they will continue to be a customer in the future. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

We have significantly expanded our operations in the United States and internationally, and we plan to continue to expand the geographic scope of our operations. As we continue to grow, we may be unable to expand our business at the same growth rate as we have in the past. To manage our growth, we must implement and improve additional and existing administrative, financial and operations systems, procedures and controls. Our failure to manage growth could disrupt our operations and could limit our ability to pursue potential market opportunities.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of September 30, 2005, we had 121 patents granted in the United States, 110 patent applications pending in the United States, 26 patents granted in foreign countries and 140 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

The laws of other countries in which we market our products, such as some countries in the Asia/Pacific region, may offer little or no protection of our proprietary technologies. As we increase our international sales, it may be more difficult to protect our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which would harm our competitive position and market share.

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

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time we and our customers receive letters, including letters from various industry participants, alleging infringement of patents. For example, in September 2000, we entered into a settlement and cross-licensing agreement with a third party regarding patent infringement under which we agreed to pay approximately $5.0 million and issued a warrant to purchase shares of our preferred stock. As we increase our international sales, we may become more susceptible to these types of infringement claims.

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

The market for our products is competitive and rapidly evolving. We expect competition to increase. Increased competition may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Philips, QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as several start-up companies. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Trimble and several start-up companies. Licensees of our competitors’ products may also compete against us.

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

We derived approximately 81% and 73% of our net revenue on export sales from the United States in the third quarter of fiscal 2005 and 2004, respectively, and approximately 80% and 72% in the first nine months of fiscal 2005 and 2004, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 76% and 63% of our net revenue in the third quarter of fiscal 2005 and 2004, respectively, and approximately 69% and 64% in the first nine months of fiscal 2005 and 2004, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting for the fiscal year ending December 31, 2005 and subsequent years. We will have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2005, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

After the completion of our fourth fiscal quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. It is important to note that any error in calculating our benefit from income taxes was discovered and corrected in advance of the release of our December 31, 2004 financial results. To remediate this error, we engaged a new third party tax advisor to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets, established formal internal procedures for the review and preparation of our provision for income taxes, and assessed the effectiveness of these changes over the last two quarters. Based on our assessment during the first half of 2005, we believed these measures had remediated this error. However, during the review of our quarterly financial statements for the third quarter of 2005, our independent registered public accounting firm discovered errors in the calculation of our benefit from income taxes and our deferred tax assets. These errors were discovered and corrected prior to the release of our September 30, 2005 financial results. We are revisiting the measures previously taken to remediate these errors and will make the necessary adjustments to provide for effective internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

During the quarter ended September 30, 2005, we were not a party to any material legal proceedings.

However, we may be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. For example, in August 2005, our subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. The outcome of any litigation, including the lawsuit against u-Nav, is uncertain and either favorable or unfavorable outcomes could have a material negative impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On the following dates we issued the following shares of common stock pursuant to exercises of outstanding warrants by net issuance in which the holders relinquished their right to purchase shares of common stock:

Date of Sale	Shares of Common Stock Issued	Shares of Common Stock Relinquished
July 5, 2005	8,638	861
July 12, 2005	5,057	644
July 21, 2005	30,024	16,129
August 17, 2005	863	62
August 23, 2005	2,742	1,104
September 15, 2005	871	54

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

SiRF Technology Holdings, Inc

Date: November 14, 2005	By:	/s/ Michael L. Canning
Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: November 14, 2005		/s/ Walter D. Amaral
Walter D. Amaral Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.