Form 10-K
period 2005-12-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2006-03-02
CIK 1163943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one.

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $762,141,130 (based on the last reported sale price of $17.68 on June 30, 2005). Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

50,711,219 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2005, in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements, including, but not limited to, statements about our expectations regarding market penetration, the timing of product production, the anticipated benefits and features of our technology, the anticipated benefits of our design process, test methodologies and quality assurance procedures, the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers, outside of that region, our ability to obtain additional production capacity, the qualification of new foundries, our participation in Galileo Support, our dependency on establishing and maintaining relationships with established providers and industry leaders, our employee relations, our beliefs regarding the key competitive factors in our markets, increases in research and development costs, sales and marketing expenses and general and administrative expenses, stock-based compensation charges and amortization of intangible assets, the anticipated features and benefits of our products and timing of volume shipments of our new products and prices of mature products, our geographic expansion, anticipated benefits of our recent acquisitions, impact from changes in interest rates, our profitability, our critical accounting policies and impact of recent accounting pronouncements, our gross margins, our expenses, our revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, concentration of markets for our products, our dependency on relationships with and concentration of our customers, costs of being a public company, our disclosure controls and procedures, future acquisitions or investments, competition, our intellectual property including our ability to obtain patents in the future and protection of intellectual property in foreign countries, potential legal proceedings and our dividend policy. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

PART I

Item 1.	Business

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial applications. Location awareness capabilities allow a user to determine and use location information to gain access to applications and services, such as navigation or roadside assistance, and may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. Our products use the Global Positioning System, which is a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world. We offer a broad range of GPS chip sets and premium software products for high-volume GPS markets. Each of our current chip set product lines consists of two integrated circuits, a radio frequency integrated circuit and a digital signal processing circuit, and standard embedded GPS software. The radio frequency integrated circuit is an analog semiconductor that detects and processes radio frequency signals from GPS satellites. The digital signal processing circuit is a semiconductor that helps process those signals to create data. The standard embedded GPS software searches satellite signals and uses satellite data to calculate location. In some of our products these integrated circuits are combined into a single package. In addition to chip sets and standard embedded software, we also provide premium software products, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive. We market and sell our products in four target platforms: wireless handheld, automotive, portable computing devices and dedicated or embedded consumer and commercial devices.

Products

We offer a broad range of GPS chip set and premium software products for high-volume GPS markets. We introduced our first-generation product architecture, called SiRFstarI, in 1996 with a focus on automotive applications. We introduced a low-power product line, called SiRFstarI/LX, based on this architecture in late 1997. We introduced our SiRFstarII architecture in both intellectual property, or IP, core and chip set forms in 1999. SiRFstarIIe was our first chip set product line based on this architecture, followed in 2002 by our SiRFstarIIe/LP and SiRFstarIIt products. In October 2002, we introduced SiRFLoc client software, and in May 2003, we introduced SiRFXTrac, both of which are premium software products. Following our acquisition of Conexant’s GPS chip set business, we offered its Zodiac product line, which we are no longer actively marketing. Our product lines are available in multiple packaging options. In February 2004, we announced three new products: (a) SiRFstarIII, our latest generation GPS architecture with embedded SiRFLoc client software, both in a chip set and IP core form; (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms; and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. In February 2005, we unveiled a new family of highly integrated, low-power GPS products, the GSC3f and the GSC3, which are based on the SiRFstarIII architecture that combine radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package. Our GSC3f products also include flash memory.

In the second quarter of 2005, we started to ramp-up the first product line based on our SiRFstarIII architecture in volume production and now SiRFstarIII is a significant contributor to our revenue stream. In the third quarter of 2005, one of our operator customers commenced deployment of our SiRFLoc server platform in their network. Our SiRFSoft with SiRFLoc client software is not yet in high-volume commercial production.

In September 2005, we launched a new family of products based on our SiRFstarII architecture: the GSC2. These products combine radio frequency integrated circuit and a digital signal processing circuit in a single package. With one third the power consumption and half the size of its predecessor, we expect that the new SiRFstarIIx family will help us drive GPS further into the consumer markets. These products are currently being sampled by key customers and we expect the production to start in first half of 2006.

In addition, as part of our acquisition of the GPS chip set product line of Motorola, Inc., or Motorola, we are supporting products that were developed by the Motorola GPS unit: (a) the MG2000 used in telematics applications; and (b) the MG4x00 (Instant GPS) used in cellular handsets and public safety two-way radios. Motorola is the main customer of these products.

In addition to chip sets and standard embedded software, we also provide premium software products, SiRFLoc, SiRFXTrac, SiRFDRive and SiRFNav, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive. The following table summarizes the features of our premium software products.

Premium Software		Description
SiRFLoc	•	Client and server software for wireless devices that provides enhanced location information using the capabilities of the wireless networks, as needed, for multimode GPS
SiRFXTrac	•	Software designed to provide high-sensitivity satellite tracking in autonomous GPS applications that cannot use assistance from a wireless network
SiRFDRive	•	Software for automotive applications that enhances positioning by using sensors commonly found in automobiles, such as odometers
SiRFNav	•	Software for automotive navigation systems that shares resources with the host processor

Our products have been integrated into such mobile consumer devices as mobile phones, automobile navigation systems, personal digital assistants, or PDAs, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems.

Our product lines are available to OEM customers in four forms: chip sets, modules, IP cores and premium software. For customers with high-volume requirements or unique system requirements, we sell our products as chip sets, which can be integrated into the designs of their products. Customers that require GPS functionality to be added quickly to devices designed primarily for other functions may purchase complete GPS modules based on our chip sets from our value added manufacturers, or VAM, customers. These modules consist of our chip sets mounted on a board that can be readily added to a device. For customers that have very high-volume, cost-sensitive applications such as mobile phones, we also offer our technology in IP core form, consisting of the design code for our chip sets and the source code for the software embedded in the chip sets.

We have developed and are developing premium software products designed to enable our chip sets to be more easily integrated into specific applications, including our SiRFLoc, SiRFXTrac, SiRFDRive and SiRFNav premium software products. We charge a separate licensing royalty for these premium software products. SiRFLoc is premium software for multimode GPS created for wireless devices needing enhanced location information using the assistance capabilities of wireless networks as well as in autonomous environments, where the assistance capability may not be available. It has both client and server software aspects with the client software integrated into the user devices, such as handsets, and with the server core integrating into the wireless network systems, such as location servers. SiRFXTrac is premium software for PDA and consumer devices that runs on our SiRFStarII based product lines and is designed to track signals in weak-signal environments without any assistance from wireless networks. SiRFDRive is premium software for automotive applications which uses inputs from the gyroscope, odometer and other sensors in the automobile to complement the GPS satellite signal. SiRFNav is premium software designed to enable the navigation function to be performed by the host processor, which can reduce the cost of the GPS sub-system.

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

The following table summarizes the key SiRFstar GPS architectural features implemented in our products:

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

•     Re-establishes position quickly using re-acquired signal

• Rapid response time, providing more satellite positioning fixes in difficult environments, such as urban canyons
SnapStart Fast Start	• Obtains a position fix rapidly	• Significant power savings during idle with fast recovery to user request
SiRFDRive DR Enhanced Location	• Combines measurements from GPS system and dead reckoning devices, such as odometers and gyroscopes	• Improves accuracy and location information availability in obstructed environments such as urban canyons, tunnels and parking garages
FoliageLock Signal Sensitivity	• Detects signals with, we believe, as low as 1% of normal strength • Continues operating in dense foliage with, we believe, as low as 1/400th of original signal	• Improved signal availability and, therefore, improved navigation accuracy in wilderness areas having heavy signal degradation
SingleSat Positioning	• Enables automotive GPS applications to operate during short intervals when only one satellite is visible • Permits continued navigation in urban areas	• Improved availability of navigation solution from GPS in areas of severe signal blockage
Dual Multipath Rejection	• Reduces errors caused by reflected signals • Improves GPS accuracy in obstructed environments	• Improved accuracy in urban canyons
Differential GPS Support	• Corrects errors in standard GPS signals using supplementary signals • Supports Federal Aviation Administration’s wide area augmentation system • Improves GPS accuracy to one to five meters	• Improved accuracy for demanding applications where differential signal is available

Features	Description	Customer Benefit
TricklePower and Adaptive Power Management	• Reduces power consumption and heat dissipation • Increases battery life and allows smaller device sizes	• Intelligent cycling of the GPS core provides lower power consumption in continuous navigation, thus improving battery life
Push-to-Fix Mode	• Reduces average power consumption for on-demand position applications such as E911 and personal locators	• Fast restart capabilities provide lower power consumption in infrequent positioning applications

Semiconductor Design Methodologies

We use advanced design tools and manufacturing process technologies in our design methodology, which helps reduce die size, power consumption, heat generation and cost for certain functions. We further integrate specialized tools to accelerate design and verification time and to reduce the number of modification iterations.

Several factors must be taken into account in the design of GPS-based semiconductors. Because the GPS satellite system employs a very high carrier frequency and very low signal strength, handling noise interference is difficult and requires custom semiconductor design that can handle these radio frequencies. In addition, reliability concerns, such as electrical static discharge and electromigration, further complicate the design considerations. We have adopted a design approach, known as the customer owned tooling approach, for many of our radio frequency semiconductors to address these issues. Under customer owned tooling, our engineers design the entire circuit and layout, which are delivered to our foundries as a physical layout database. These foundries use the database to fabricate the wafers which they then send to us. Because we design the entire circuit and layout ourselves, rather than using a third party, we believe that we can reduce these types of design problems.

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

Test Methodologies

Because the GPS satellites are constantly in motion, continuous position fixes at the same physical location do not necessarily result in identical outputs. Moreover, different terrestrial environments affect the satellite signal in different ways. Consequently, navigation solutions require the collection of large amounts of data in various environments and sophisticated software to analyze these inputs to ensure the best performance across a variety of potential user platforms. Laboratory test environments cannot reliably simulate all possible scenarios, making comprehensive automated testing for GPS products difficult. Over the last ten years, we have developed extensive test methodologies, including laboratory simulation, road testing, pedestrian applications, indoor positioning and aided acquisitions, to assure the quality of our products. These proprietary test methodologies include hundreds of separate tests, which generate large amounts of real-time data which is automatically collected and analyzed. We believe this test system is a key to our ability to release high-quality products in a timely manner.

Customers

We market and sell our products worldwide through a combination of direct sales, independent sales representatives and distributors. We also sell to VAMs, which incorporate our chip sets into modules. We target four major platforms: wireless handheld, automotive, portable computing devices and embedded consumer devices. The following is a list of our top direct and indirect customers in each of our four target markets, based on shipments made during 2005:

Market	Customer
Wireless Handheld Applications	• Research In Motion • Motorola
Automotive Applications	• Motorola • Tom Tom
Portable Computing Applications	• Mitac • Garmin
Embedded Consumer Applications	• Garmin • Lowrance

In addition, many of our direct customers in turn sell to branded OEMs, such as Motorola’s iDEN group, MiTAC, TomTom, Microsoft, Hewlett Packard, Dell, Palm and Medion, which sell products using our chip sets.

Export sales from the United States to customers outside the United States accounted for 80% and 75% of our net revenue in 2005 and 2004, respectively. For a discussion of our net revenue by geographic region, please see Note 7 of the “Notes to Consolidated Financial Statements” in Item 8.

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

We design our products to be compatible with industry standard manufacturing processes, allowing us to work with multiple manufacturers. Our primary foundries are Samsung in South Korea, STMicroelectronics in Italy and IBM in the United States. Each foundry currently manufactures only one or two of our semiconductors. We prequalify each manufacturing plant that we intend to use by having our quality assurance team evaluate each plant. We maintain an operations and quality engineering group that manages manufacturing logistics, including product planning, work-in-progress control, shipping and receiving and our relationships with contractors. While we believe that we have adequate capacity to support our current sales levels, we intend to continue to work with our existing foundries to obtain more production capacity, and we intend to qualify new foundries to provide additional production capacity. Because we use independent foundries to manufacture our semiconductor products, we may face risks such as lack of manufacturing capacity and limited control over delivery schedules, quality assurance, production costs and manufacturing yields.

Assembly and Test

Manufacturing plants worldwide conduct our assembly, testing and finish operations, which include ASAT of Hong Kong, AIT of Singapore, ASE of Taiwan, STATSChipPAC of Singapore and Samsung of South Korea. All testing is performed on standardized equipment using proprietary programs developed by our test engineering groups in collaboration with our manufacturing partners. We use standard packages for most of our products.

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

Sales and Marketing

We market and sell our products worldwide though a combination of direct sales, independent sales representatives and distributors. We refer customers who want modules that incorporate our chip sets to our VAM customers. We have eight direct sales offices in the United States, the United Kingdom, Japan, China and Taiwan. We also have distributors in the United States, Europe and the Asia/Pacific region. We have a number of marketing programs to support the sale of our products and to increase brand awareness, including participation in industry tradeshows, technical conferences and technology seminars, sales training, advertising, co-branding agreements and public relations. We provide our distributors with price protection rights, which grant distributors the right to credit on future purchases in the event of declines in the price of our products on existing inventory held by the distributors.

Research and Development

We devote a substantial portion of our resources to developing new products and strengthening our technological expertise in the GPS market. Our engineering team has expertise in architecture design, wireless communication algorithms, wireless and GPS system engineering, digital signal processing circuit design, radio frequency integrated circuit design and software engineering. We have dedicated engineering teams for systems design, digital signal processing circuit design, radio frequency integrated circuit design and software design. We have design centers in San Jose, CA, Santa Ana, CA, Phoenix, AZ., Stockholm, Sweden, Noida, India and Bangalore, India. The key areas of research and development will include newer generation of GPS chip sets and software that combine GPS with complementary technologies. Our research and development expenditures were approximately $37.7 million in 2005, $24.6 million in 2004 and $16.2 million in 2003.

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

Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Philips, QUALCOMM, Infinion, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as some private companies. For modules based on our products, the main competitors are Furuno, JRC, Sony and Trimble. For licensed IP cores, our main competitors include QUALCOMM, Ceva and some private companies. Licensees of intellectual property from our competitors may also compete against us.

In the wireless market, we also compete against solutions based on alternative location technologies such as wireless infrastructure based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Positioning System and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS into their products. We plan to actively participate in Galileo support and SiRF has joined the iNavSat Consortium, an industry group bidding to secure the mandate to deploy and operate the Galileo systems.

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

Intellectual Property

As of December 31, 2005, we had 123 granted patents in the United States, 116 patent applications pending in the United States, 25 patents granted in foreign countries and 141 foreign patent applications pending. We do not know if our patent applications or any future patent application will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages. Although we file patents to protect our inventions, our revenue is not dependent on any particular patent. We do not believe the expiration or loss of any particular patent would materially harm our business.

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

Employees

As of December 31, 2005, we had 354 active, permanent employees, including 228 in research and development, 71 in sales and marketing, 21 in operations and 34 in general and administrative. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-202-551-8090. In addition, the SEC maintains an internet site (http:// www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Item 1A.	Risk Factors

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

We have only been profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of December 31, 2005, we had an accumulated deficit of approximately $31 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with the acquisition of Kisel, Impulsesoft and Motorola’s GPS chip set product line. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, in 2004 we introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. While the first product line based on our SiRFstarIII architecture is now in high-volume production and one of our operator customers has commenced deployment of our SiRFLoc server platform in their network, our SiRFSoft is not yet in high-volume commercial production. In 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures. While the product lines based on our SiRFstarIII architecture are now in high-volume production, only one of our SiRFstar II based products is in high-volume commercial production. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

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

Our quarterly revenue and operating results are difficult to predict, and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results may fluctuate because of many factors, including:

•	our ability to successfully develop, introduce and sell new or enhanced GPS-based products in a timely manner;

•	changes in the relative volume of sales of our chip sets, our premium software offerings and our intellectual property cores, or IP cores, or other products, which have significantly different average selling prices and gross margins;

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in our customers’ products;

•	the timing of new product announcements or introductions by us or by our competitors;

•	the introduction of our customers’ products using our technology;

•	seasonality in our various target markets;

•	product obsolescence and our ability to manage product transitions;

•	decreases in the average selling prices of our products; and

•	fluctuations and estimations inherent in predicting our tax rates.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had two customers, Promate and Gateway, which each accounted for 10% or more of our net revenue in 2005. These two customers collectively accounted for approximately 56% and 36% of our net revenue in 2005 and 2004, respectively. In addition, in June 2005 we purchased Motorola’s GPS chip set product line. Motorola had historically been one of our customers and we cannot assure you that they will continue to be a customer in the future. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our revenue could decline.

We believe that over 90% of our net revenue during fiscal 2005 and 2004 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in March 2003, we acquired Enuvis, a developer of wireless aided-GPS, or AGPS, technology. AGPS is an operational mode of a GPS receiver operating in a network that receives aiding from the network to help determine the user’s position. In April 2005, we acquired Kisel, an independent European design house for complex integrated transceiver circuits. In June 2005, we acquired Motorola’s GPS chip set product line. Motorola has historically been one of our customers and as a result of this transaction we cannot assure you that they will continue to be a customer in the future. In December 2005, we acquired Impulsesoft, an expert in Bluetooth stereo solutions and embedded software. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any future acquisitions and investments would have several risks, including:

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

Our reliance on third-party distributors subjects us to certain risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products. In 2005, one of our distributors, Promate, accounted for approximately 45% of our net revenues. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products, the price protection rights we offer to our distributors could materially adversely affect us because our revenue would decline.

Because competition for qualified personnel is intense in our industry and in our geographic regions, we may not be able to recruit and retain necessary personnel, which could impact the development or sales of our products.

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as GPS, radio frequency, or RF, and application-specific integrated circuit, or ASIC, engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay Area, Los Angeles Area and Phoenix Area, we may be unable to attract and retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel. Also, we may have more difficulty attracting personnel as a public company because of the perception that the stock option component of our compensation package may not be as valuable.

We depend primarily on three independent foundries to manufacture substantially all of our current products, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our products and damage our customer relationships.

We do not own or operate a fabrication facility. We rely on third parties to manufacture our semiconductor products. Three outside foundries, Samsung in South Korea, IBM in the U.S. and STMicroelectronics in Italy, currently manufacture substantially all of our products.

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

Although we substantially use three separate foundries, each of our semiconductor products is manufactured at one of these foundries. If one of our foundries is unable to provide us with capacity as needed, we could experience significant delays delivering the semiconductor product being manufactured for us solely by that foundry. Also, if any of our foundries experiences financial difficulties, if they suffer damage to their facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. If we choose to use a new foundry or process for a particular semiconductor product, we believe that it would take us several months to qualify the new foundry or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

The facilities of the independent foundries upon which we rely to manufacture all of our semiconductors are located in regions that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval.

The outside foundries and their subcontractors upon which we rely to manufacture most of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risks and social upheavals. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products. In addition, these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of SARS, which could disrupt the operation of these foundries and in turn harm our business. For example, South Korea is a neighboring state to North Korea, which is currently in discussions with the United States and other countries regarding its nuclear weapons program. Any geographical or social upheaval in these countries could materially disrupt the production capabilities of our foundries and could result in our experiencing a significant delay in delivery, or a substantial shortage of our products.

We place binding manufacturing orders based on our forecasts and if we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory.

Our third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we cannot easily increase or decrease our manufacturing orders. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term, which could prevent us from fulfilling orders. In addition, our chip sets have rapidly declining average selling prices. As a result, an incorrect forecast may result in substantial product in inventory that is aged and obsolete, which could result in writedowns of excess or obsolete inventory. Our failure to adequately forecast demand for our products could cause our quarterly operating results to fluctuate and cause our stock price to decline.

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

The loss of any of the five primary third-party subcontractors that assemble and test all of our current products could disrupt our shipments, harm our customer relationships and reduce our sales.

Five primary third-party subcontractors assemble and test all of our current chip sets either for our foundries or directly for us. As a result, we do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. If any of these subcontractors experiences capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or if there is any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. We do not have long-term agreements with any of these subcontractors. We typically procure services from these suppliers on a per-order basis. Because of the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our semiconductor products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our reputation and result in a loss of customers.

We use a third party to warehouse and ship a significant portion of our products and any failure to adequately store and protect our products or to deliver our products in a timely manner could harm our business.

We use a third party, JSI Shipping, located in Singapore, for a significant portion of our product warehousing and shipping. As a result, we rely on this third-party to adequately protect and ensure the timely delivery of our products. Our warehoused products are insured under a general insurance policy, including the portion of products warehoused by JSI, which may not always sufficiently cover the entire value of inventory held by JSI at any given time. If our products are not delivered in a timely manner or are not sufficiently protected prior to delivery, our business could suffer.

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

Recent changes to our senior management could negatively effect our operations and relationships with manufacturers, customers and employees.

Our chief financial officer plans to retire at the end of March 2006. We have hired a new senior vice president finance who will assume the role of chief financial officer at the beginning of April 2006. This change could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. If the integration of this new member to our senior management team does not go as smoothly as anticipated, it could negatively affect our business.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of December 31, 2005, we had 123 patents granted in the United States, 116 patent applications pending in the United States, 25 patents granted in foreign countries and 141 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel, which are primarily located in San Jose, California and in Santa Ana, California. San Jose and Santa Ana exist on or near known earthquake fault zones. Should an earthquake or other catastrophe, such as a fire, flood, power loss, communication failure or similar event, disable our facilities, we do not have readily available alternative facilities from which to conduct our business.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with U.S. generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised or are under review. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that will require us, starting in our first quarter of 2006, to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 1 of the “Notes to Consolidated Financial Statements” in Item 8 for a discussion of the impact on our financial results if we were to use the fair value method.

RISKS RELATED TO OUR INDUSTRY

Because many companies sell in the market for GPS-based products, we must compete successfully to gain market share.

The market for our products is competitive and rapidly evolving. We expect competition to increase. Increased competition may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Philips, QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as several private companies. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. Licensees of our competitors’ products may also compete against us.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. Also in 2005, many of our private competitors raised additional financing. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. Our failure to establish and maintain these relationships, or the preemption of relationships by the actions of other competitors, will harm our ability to penetrate emerging markets.

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

We derived approximately 80%, 75% and 87% of our net revenue on export sales from the United States in fiscal 2005, 2004, and 2003, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 72%, 63% and 62% of our net revenue in fiscal 2005, 2004, and 2003, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

We will incur increased costs as a result of being a public company.

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and Nasdaq, have required changes in corporate governance practices of public companies. These rules and regulations have increased our legal and financial compliance costs, and made some activities more time-consuming and costly. We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain similar coverage. These rules and regulations could also make it may be more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

We are exposed to risks from legislation requiring companies to evaluate internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting for the fiscal year ending December 31, 2005 and subsequent years. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. This legislation is relatively new and neither companies nor accounting firms have significant experience in complying with its requirements. As a result, we have and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in two locations in San Jose, California, where we occupy approximately 25,000 and 23,000 square feet under leases expiring on December 1, 2006 and November 30, 2006, respectively. We also have leases in the following areas, which generally serve as our engineering and product development locations:

Location	Square Feet (sq.ft.)	Lease Expiration
Santa Ana, California	13,000 sq. ft.	December 5, 2009
South San Francisco, California	3,700 sq. ft.	August 30, 2006
Phoenix, Arizona	13,000 sq. ft.	July 10, 2010
Noida, India	4,800 sq. ft.	April 1, 2009
Stockholm, Sweden	5,900 sq. ft.	April 30, 2006
Bangalore, India	10,000 sq. ft.	April 30, 2008

We lease additional facilities in various locations expiring in fiscal 2006. We may require additional space in the future which may not be available on commercially reasonable terms or in the location we desire.

Item 3.	Legal Proceedings

During the quarter ended December 31, 2005, we were not a party to any material legal proceedings.

However, we may be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. For example, in August 2005, our subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. In January 2006, u-Nav counterclaimed by alleging that one of its patents was infringed by our subsidiary. The outcome of any litigation, including the lawsuit against u-Nav, is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

The names of our executive officers and their ages as of December 31, 2005 are as follows:

Name	Age	Position(s)
Michael L. Canning	64	President, Chief Executive Officer and Director
Walter D. Amaral	54	Senior Vice President and Chief Financial Officer
Kanwar Chadha	46	Vice President of Marketing, Director and Founder
Jamshid Basiji	65	Vice President of Engineering
Joseph M. LaValle	56	Vice President of Sales
Atul P. Shingal	45	Vice President of Operations

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

Market Information for Common Stock

SiRF Technology Holdings, Inc. is quoted on the Nasdaq National Market System under the symbol “SIRF”. Public trading of our common stock began on April 22, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sales price per share of our common stock as quoted on the Nasdaq National Market in fiscal 2005 and 2004:

	Price Range Per Share
Fiscal 2005	High	Low
First Quarter	$12.30	$10.42
Second Quarter	$17.68	$10.94
Third Quarter	$30.13	$17.24
Fourth Quarter	$30.49	$24.34

	Price Range Per Share
Fiscal 2004	High	Low
Second Quarter (trading commenced on April 22, 2004)	$18.70	$11.96
Third Quarter	$15.72	$8.75
Fourth Quarter	$15.01	$10.40

Holders

As of February 21, 2006, the approximate number of record holders of our common stock was 114. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Sales of Unregistered Securities

On November 4, 2005, we issued 23,418 shares of common stock pursuant to exercises of an outstanding warrant by net issuance in which the holders relinquished their right to purchase 7,351 shares of common stock.

The issuance of these securities was considered to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The warrant holder represented his intention to acquire the securities for investment only and not with a view to or for sale with any distribution thereof, and appropriate legends were affixed to the share certificate issued in the transaction.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data for each of the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2005	2004	2003	2002	2001 (Restated) (1)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$165,070	$117,368	$73,147	$30,357	$15,106
Gross profit	91,387	66,237	40,047	15,791	3,891
Net income (loss)	30,040	30,723	3,565	(12,506)	(23,694)
Deemed dividend to preferred stockholders	—	—	468	176	—
Net income (loss) applicable to common stockholders	$30,040	$30,723	$3,097	$(12,682)	$(23,694)
Net income (loss) per share (2):
Basic	$0.62	$0.90	$0.45	$(1.92)	$(3.73)
Diluted (3)	$0.56	$0.64	$0.08	$(1.92)	$(3.73)

	December 31,
	2005	2004	2003	2002	2001 (Restated)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,882	$86,462	$16,715	$8,229	$14,375
Working capital (4)	142,126	121,635	23,617	10,935	16,933
Total assets	285,815	228,457	88,628	63,590	68,015
Long-term obligations, less current portion	439	1,771	2,910	3,525	4,030
Convertible preferred stock	—	—	138,213	126,751	122,499
Total stockholders’ equity (deficit)	262,836	211,807	(64,023)	(72,475)	(63,760)

(1)	The restated consolidated financial statements for the year ended December 31, 2001 reflect the following adjustments: (a) a decrease of $4.2 million to the value of the beneficial conversion feature from $6.1 million to $1.9 million recorded on the adjustment to the series G common stock conversion ratio in December 2001; (b) a decrease of $1.0 million to net loss attributable to common stockholders representing the reversal of the previously recognized deemed dividend on the value of the series H warrants issued in December 2001 which decreased our accumulated deficit by the same amount and decreased our net loss applicable to common stockholders; and (c) a reclassification of $1.2 million of engineering services income from revenue to an offset of research and development expense.

(2)	Subsequent to our earnings release on February 1, 2006, we recorded adjustments to our financial statements, including an increase to our benefit from income taxes of approximately $633,000. As a result of these adjustments, our basic and diluted net income per share increased to $0.62 and $0.56, respectively.

(3)	The diluted net loss per share computation in the year ended December 31, 2002 and 2001 excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock as their effect would be antidilutive. See Note 1 of the “Notes to Consolidated Financial Statements” in Item 8 for a detailed explanation of the determination of shares used in computing basic and diluted net income (loss) per share.

(4)	The working capital balance for the year ended December 31, 2003 reflects the reclassification of certain current assets from prepaid expenses and other current assets to identified intangible assets and fixed assets, resulting in a decline in working capital of $289,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading supplier of Global Positioning System, or GPS, semiconductor solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of December 31, 2005, we had an intellectual property portfolio of 123 patents granted in the United States and 25 patents granted in foreign countries.

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

As usage of GPS technology for high volume applications is generally in early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. In fiscal 2004, we saw the emergence of portable navigation systems as a new growth driver and in 2005 it was a major driver in our growth, while the location based services, or LBS, market for wireless operators is in its early stages. Our long term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant efforts on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators, mobile phone vendors and wireless platform providers are critical to our success in this emerging market.

In April 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, in June 2005, we acquired the GPS chip set product line of Motorola, Inc., a Delaware corporation, or Motorola, and in December 2005, we acquired Impulsesoft, a privately held company based in Bangalore, India. The acquisition of Kisel, a company with extensive expertise in complex integrated transceiver designs, is intended to complement our existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Motorola’s GPS chip set product line is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement our existing products and a strong customer base. The acquisition of Impulsesoft, an expert in Bluetooth stereo solutions and embedded software, is intended to provide users of Bluetooth technology with a rich audio experience and deliver and support value-added embedded software solutions to complement our chip set offerings.

In February 2004, we announced three new products: (a) SiRFstarIII, our latest generation GPS architecture with SiRFLoc client software, both in a chip set and intellectual property core form, (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. In 2005, we launched a range of new products including: (a) the GSC3 family, our highly integrated, low-power GPS products, which are based on the SiRFstarIII architecture that combine radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package and (b) the GSC2 family, which combines radio frequency integrated circuit and a digital signal processing circuit in a single package with one third the power and half the size of it’s predecessor. Strong interest and design win activity for these products especially the SiRFstarIII based products with robust application software are important for our revenue growth in 2006. In the second quarter of 2005, we started to ramp-up the first product line based on our SiRFstarIII architecture in volume production and in the second half of 2005, SiRFstarIII was a significant contributor to our revenue stream. Our SiRFLoc server platform is key to our success in penetrating the market for wireless operators and in the third quarter of 2005, one of our operator customers commenced deployment of our SiRFLoc server platform in their network. Our SiRFSoft with SiRFLoc client software is not yet in high-volume commercial production. We are also seeing significant demand in the market for low power and small size GPS functionality. Our ability to meet these market requirements is a key element for our revenue growth.

Subsequent to year-end, in January 2006, we announced two new products: (a) SiRFLink, our first multifunction architecture and product line that utilizes the synergies between GPS and Bluetooth for a range of consumer platforms and accessories and (b) SiRFInstantFix, our unique service that minimizes the start-up wait time for GPS systems. The announcement of SiRFLinkI marks our expansion into offerings that combine our SiRFstarIII GPS technology with additional value added wireless connectivity functions.

Our ability to develop and deliver new products successfully depends on a number of factors, including our ability to predict market requirements, anticipate changes in technology standards, and develop and introduce new products that meet market needs in a timely manner. If we do not deliver new products on a timely basis or if these products do not achieve market acceptance, the variability of our revenue may increase and our revenue, earnings and stock price may decline.

Our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on faster design cycle time and lower cost structure. In the second quarter of 2004, we opened a design center in India to expand our ability to develop products rapidly. In fiscal 2005, we acquired three businesses intended to complement our existing engineering group and expand our product offerings We also reduced our overall cost structure by working with our semiconductor fabrication, packaging and testing vendors to reduce product costs, as well as through enhanced efficiencies in logistics management.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In fiscal 2005, two of our customers, which each accounted for 10% or more of our net revenue, collectively accounted for 56% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

Starting in our first quarter of 2006, U.S. generally accepted accounting principles require us to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from employee stock option grants and other equity incentive expensing that could reduce our overall net income.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFSoft™, SoftGPS™, SiRFstarII™, WinSiRF™, SiRFNav™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, UrbanGPS™, SiRF Powered™, SiRFLink and Multimode Location Engine™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock-based compensation, which impacts cost of revenue, gross margin and operating expenses, as well as footnote disclosure; (d) accounts receivable allowance, which impacts general and administrative expense; (e) product warranty, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts operating expenses; and (e) valuation of deferred income taxes which impacts (benefit from) provision for income taxes. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition. We recognize revenue from sales to our direct customers, both OEMs and VAMs, when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, as well as fixed or determinable pricing and probable collectibility. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. We record allowances at the time of sale to our direct customers for estimated sales returns. We determine these allowances based upon historical rates of returns.

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

Stock Options. We have elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Therefore, we do not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. In accordance with SFAS No. 123 as amended by SFAS No. 148, we disclose our pro forma net income and net income per share as if we had expensed the fair value of the options. In calculating such fair value, we make certain assumptions, as disclosed in Note 1 of our consolidated financial statements, consisting of the stock price volatility, expected life of the option, risk-free interest rate and dividend yield. Actual volatility, expected lives, interest rates and dividend yield may be different than our assumptions which would result in an actual value of the options being different than estimated. In determining volatility values, starting in the first quarter of fiscal 2005, we considered our historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly traded. Prior to the first quarter of fiscal 2005, we made reference to comparable companies within our industry due to the short time period for which a public market was available for our common stock. We believe that this refinement will generate more representative estimates of fair value. For discussion regarding the issuance of SFAS 123R, see “Recent Accounting Pronouncements” below.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. We report charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. We regularly review past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of December 31, 2005, 49% of our receivables were concentrated in three customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

Product Warranty. We provide for the estimated cost of product warranties at the time revenue is recognized. We continuously monitor chip set returns for product failures and maintain a warranty reserve for the related expenses based on historical experience of similar products as well as other assumptions that we believe to be reasonable under the circumstances. Our product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of the periods presented.

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

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset.

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of December 31, 2003, we recorded a full valuation allowance against our deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty of their realizability. As of December 31, 2004, management reassessed the valuation allowance previously established against our deferred tax assets and based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized. Accordingly, we removed the valuation allowance from the deferred tax assets resulting in a corresponding income tax benefit. During fiscal 2005, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. We believe we have adequately provided for any reasonably foreseeable adjustments to our tax liability. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Recent Accounting Pronouncements

Inventory Costs

In November 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4, or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Although we will continue to evaluate the application of SFAS No. 151, management does not currently believe adoption will have a material impact on our results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123, or SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective date of SFAS 123R. This statement is now effective for our fiscal 2006 first quarter ending March 31, 2006.

SFAS 123R permits public companies to adopt its requirements using one of two methods: the modified-prospective method or the modified-retrospective method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of

SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required. The modified-retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Under SFAS 123R, the pro-forma disclosures previously permitted will no longer be an alternative to financial statement recognition. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, we will apply the Black-Scholes valuation model to determine the fair value of share-based payments to employees and will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options, restricted stock and restricted stock units.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have evaluated the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material adverse impact on our consolidated results of operations and earnings per share. We are currently evaluating whether the adoption of SFAS 123R will result in amounts recognized within the consolidated results of operations that are similar to the current pro-forma disclosures under SFAS 123.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in fiscal 2005 for such excess tax deductions was approximately $4.8 million. In fiscal 2004 the amount for such excess tax deductions was not significant and there were no excess tax deductions recognized in fiscal 2003.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28, or SFAS No. 154. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations or financial position.

Other-Than-Temporary Impairment

In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and

FAS 124-1 are effective for fiscal years beginning after December 15, 2005. Although we will continue to evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, management does not currently believe adoption will have a material impact on our results of operations or financial position.

Results of Operations

Results of operations, in dollars and as a percentage of net revenue, were as follows:

Year Ended December 31,	2005		2004 (1)		2003 (1)
	(In thousands, except for percentages)
Net revenue	$165,070	100.0%	$117,368	100.0%	$73,147	100.0%
Cost of revenue	73,683	44.6%	51,131	43.6%	33,100	45.3%

Gross profit	91,387	55.4%	66,237	56.4%	40,047	54.7%
Operating expenses:
Research and development	37,685	22.8%	24,616	21.0%	16,173	22.1%
Sales and marketing	13,568	8.2%	12,060	10.3%	9,956	13.6%
General and administrative	12,099	7.3%	9,114	7.8%	6,116	8.4%
Amortization of acquisition-related intangible assets	5,629	3.4%	4,632	3.9%	4,088	5.6%
In-process research and development	1,650	1.0%	—	—%	—	—%

Total operating expenses	70,631	42.8%	50,422	43.0%	36,333	49.7%

Operating income	20,756	12.6%	15,815	13.5%	3,714	5.1%
Other income (expense), net	5,237	3.2%	1,418	1.2%	95	0.1%

Net income before taxes	25,993	15.7%	17,233	14.7%	3,809	5.2%
(Benefit from) provision for income taxes	(4,047)	(2.5)%	(13,490)	(11.5)%	244	0.3%

Net income	$30,040	18.2%	$30,723	26.2%	$3,565	4.9%

(1)	Reclassifications have been made to prior year amounts to include stock compensation expense within the operating expense categories to conform to the current year presentation, rather than including it as a separate line item within operating expenses.

Net Revenue

The following table sets forth our revenue for fiscal 2005, 2004 and 2003:

	Year Ended December 31,			% Change	% Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except for percentages)
Product revenue	153,399	105,579	$69,906	45.3%	51.0%
License royalty revenue	11,671	11,789	3,241	1.0%	263.7%

Net revenue	$165,070	$117,368	$73,147	40.6%	60.5%

	Year Ended December 31,
	2005	2004	2003
Gross margin	55.4%	56.4%	54.7%
Product gross margin	52.0%	51.6%	52.7%

Product Revenue. The increase in product revenue in 2005, as compared to 2004 resulted primarily from a 87% increase in unit shipments of chip sets, which was due in part to increased sales of our first product line based on our SiRFStarIII architecture. This increase was partially offset by a 22% decline in average selling prices, as compared to the corresponding prior year period. The increase in product revenue in 2004, as compared to 2003 resulted primarily from an 83% increase in unit shipments of our chip sets partially offset by a 17% decline in average selling prices. Increased sales volumes in 2005 and 2004 were primarily due continued growth of the automotive market, especially the portable automotive navigation systems; the proliferation of GPS in the PDA market and continued growth of GPS embedded consumer devices. The increase in sales volume in 2004 was also due to the continued ramp up of our chip sets for the wireless handset market.

License Royalty Revenue. License royalty revenue represented 7.1%, 10.0% and 4.4% of our net revenue in 2005, 2004 and 2003, respectively. License royalty revenue was relatively flat in 2005, as compared to 2004. License royalty revenue as a percentage of total net revenue declined in 2005, as compared to 2004 primarily due to a decline in the per-unit royalty rates, although unit volumes increased year over year. This relationship between license royalty revenue and total net revenue is expected to continue based our long-term business model. The increase in license royalty revenue as a percentage of net revenue in 2004, as compared to 2003 was due primarily to a ramp up by licensees of products in the wireless handset market incorporating our licensed intellectual property, and to a lesser extent, increased royalty revenue on premium software licenses.

Net revenue on export sales from the United States was approximately 80%, 75% and 87% of our net revenue in fiscal 2005, 2004 and 2003, respectively. Net revenue on export sales from the United States to the Asia/Pacific region accounted for approximately 72%, 63% and 62% of net revenue in fiscal 2005, 2004 and 2003, respectively. Export sales as a percentage of total net revenue from the United States in 2005, as compared to 2004, increased due to larger export sales to the Asia/Pacific region. The decrease in revenue recognized on export sales as a percentage of total net revenue from the United States in 2004, as compared to 2003 was due primarily to significant shipments made in 2004 to a United States distributor operating on behalf of a foreign distributor in the Asia/Pacific region, moderated by a shift in our customers’ supply chain to manufacturers located in the Asia/Pacific region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars. In 2005, 2004 and 2003, our largest 10 customers collectively accounted for 89%, 87% and 87% of our net revenue, respectively.

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

Cost of revenue was $73.7 million, $51.1 million and $33.1 million in fiscal 2005, 2004 and 2003, respectively, increasing 44% in 2005 from 2004, and 54% in 2004 from 2003. Cost of revenue in 2005, as compared to 2004 increased primarily due to an increase in the volume of chip sets shipped, partially offset by a decrease in materials cost. The increase in cost of revenue in 2004, as compared to 2003 was due primarily to an increase in unit shipments of our chip sets and the associated costs to produce and support higher unit volumes. Product gross margin was 52.0%, 51.6% and 52.7% in 2005, 2004 and 2003, respectively. Product gross margin in 2005, as compared to 2004 increased slightly due to a decrease in materials cost, offset by lower average selling prices. The decline in gross margin from 2003 to 2004 is primarily due to an increase in stock compensation expense recorded in cost of sales in 2004, as compared to 2003. Gross margin in both 2004 and

2003 were favorably impacted by increases in license royalty revenue, which has no cost of revenue, becoming a greater percentage of total net revenue, partially offset by declines in average selling prices.

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

Operating Expenses

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, costs of outside engineering services from contractors and consultants, costs associated with physical implementation of chip designs, including the design and purchase of mask sets and prototype wafers and costs of hardware platforms required to validate chip designs and to develop and validate software. Research and development expense was $37.7 million, $24.6 million and $16.2 million in fiscal 2005, 2004 and 2003, respectively, increasing approximately 53% in 2005 from 2004, as well as 52% in 2004 from 2003. Research and development expense increased in 2005, as compared to 2004 primarily due to a 70% increase in headcount (excluding the impact of the Impulsesoft acquisition) and headcount related expenses and development related activities of approximately $7.0 million and $3.7 million, respectively. The increase in headcount is primarily attributable to the acquisitions of Kisel and Motorola’s GPS chip set product line in the second quarter of 2005, as well as the overall growth of our business. In the fourth quarter of 2005, research and development headcount also increased with the acquisition of Impulsesoft. The increase in research and development expense is further attributable to increased costs associated with physical implementation of chip designs, increased stock compensation expense associated with our three recent acquisitions, as well as increased depreciation and amortization of engineering equipment and licensed technology.

The increase in 2004, as compared to 2003 was impacted by an increase in headcount and related expenses of approximately $3.2 million resulting from a 44% increase in headcount, costs associated with physical implementation of chip designs of approximately $1.3 million and costs of hardware platforms of approximately $425,000. Both the costs associated with physical implementation of chip design and costs of hardware platforms related primarily to the development of SiRFStarIII, as well as SiRFStarIII and SiRFStarII derivative products. The increase in research and development expense was further impacted by a decline in engineering services income of approximately $435,000 and increased professional consulting expenses of approximately $434,000. Engineering services income was $564,000, $168,000 and $603,000 in 2005, 2004 and 2003, respectively. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense was $13.6 million, $12.1 million and $10.0 million in fiscal 2005, 2004 and 2003, respectively, increasing 12% in 2005 from 2004 and 21% in 2004 from 2003. The increase in sales and marketing expense in 2005, as compared to 2004 was due primarily to a 37% increase in headcount and related expenses, offset by a reduction in outside representative commissions as a result of the increase in personnel. The increase in sales and marketing expense in 2004, as compared to 2003 was impacted by increases in headcount and related expenses of approximately $1.1 million resulting from a 13% increase in headcount, partially offset by a decrease of approximately $300,000 due to a decline in the number of commissionable accounts. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel and for outside service expenses, including legal, accounting, consulting and recruiting. General and administrative expense was $12.1 million, $9.1 million and $6.1 million in fiscal 2005, 2004 and 2003, respectively, increasing 33% in 2005 from 2004 and 49% in 2004 from 2003. The increase in general and administrative expense in 2005, as compared to 2004 was impacted by increases in consultant services related to Sarbanes-Oxley compliance, tax-related projects and consulting and patent work. The increase in general and administrative expense in 2004, as compared to 2003 was impacted by increases in headcount and related expenses of approximately $1.6 million resulting from a 50% increase in headcount, as well as increased legal, accounting and insurance costs associated with the growth of our business and operations as a public company. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangibles

Acquired identified intangible assets other than goodwill consist of acquired developed and core technology, customer lists, assembled workforce, patents and customer relationships. These acquired identified intangible assets are amortized using the straight line method over their expected useful lives, which range from two to thirteen years. Amortization of acquisition-related intangible assets was $5.6 million, $4.6 million and $4.1 million in fiscal 2005, 2004 and 2003, respectively. The increase in amortization expense in fiscal 2005, as compared to the prior periods was due primarily to amortization of acquired intangible assets related to the acquisitions of Kisel and Motorola’s GPS chip set product line in the second quarter of 2005. We also acquired Impulsesoft late in the fourth quarter of 2005, which will increase amortization of acquired intangible assets in 2006. The increase in amortization expense in both 2004 and 2003 as compared to the corresponding prior year periods was due primarily to amortization of acquired intangible assets related to the acquisition of Enuvis in March 2003.

Acquired in-Process Research and Development

In connection with the acquisitions during fiscal 2005, we allocated an aggregate amount of approximately $1.7 million of the purchase price to acquired in-process research and development, or IPR&D. The amount allocated to the acquired IPR&D was immediately expensed in the periods the acquisitions were completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. We did not have any IPR&D in fiscal 2004 and 2003.

Other Income (expense), net

Other income (expense), net was approximately $5.2 million, $1.4 million and $95,000 in fiscal 2005, 2004 and 2003, respectively. The increase in other income (expense), net in 2005, as compared to both 2004 and 2003 was primarily due to higher average interest rates on invested cash, short- and long-term investment balances and the gain of approximately $1.2 million recorded in connection with the reversal of a litigation settlement obligation during the third quarter of 2005.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was approximately $4.0 million in fiscal 2005, as compared to a benefit from income taxes of approximately $13.5 million in fiscal 2004 and a provision for income taxes of $244,000 in fiscal 2003. The 2005 benefit from income taxes was due primarily to certain tax benefits from stock options, tax benefits from current year and prior year research and development tax credits, previously unrecorded net deferred tax assets and acquisition related tax benefits.

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

Liquidity and Capital Resources

Financial Condition

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net cash provided by operating activities	$41,458	$30,607	$10,269
Net cash used in investing activities	(53,170)	(60,218)	(2,178)
Net cash provided by financing activities	9,184	99,358	395
Effect of exchange rate changes	(52)	—	—

Net increase in cash and cash equivalents	$(2,580)	$69,747	$8,486

Key Performance Metrics

	December 31,
	2005	2004
Days of sales outstanding in accounts receivable (“DSO”) (1)	26	36
Days of supply in inventory (“DOS”) (2)	56	46

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.

(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit, and have been profitable since the third quarter of fiscal 2003. As of December 31, 2005, we had $117.9 million in cash, cash equivalents, and marketable securities and $142.1 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $101.3 million and $121.6 million in working capital as of December 31, 2004. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash provided by operating activities was $41.5 million, $30.6 million and $10.3 million in fiscal 2005, 2004 and 2003, respectively. Net cash provided by operating activities in 2005 resulted primarily from net income of $30.0 million, adjusted for non-cash reconciling items of approximately $12.1 million in stock compensation expense, depreciation, amortization, acquired in-process research and development, a gain associated with the reversal of a litigation settlement obligation, a tax benefit from disqualified dispositions of stock options and changes in long-term deferred tax assets and liabilities. Cash provided by operating activities was partially offset by increases in inventories of $5.5 million and prepaids and other current assets of $1.7 million.

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

Investing Activities. Net cash used in investing activities was $53.2 million, $60.2 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively. Net cash used in investing activities in 2005 primarily resulted from the acquisitions of Kisel, Motorola’s GPS chip set product line in the second quarter of 2005 and Impulsesoft in the fourth quarter of 2005, which in the aggregate approximated $50.7 million, net of cash acquired and including in-process research and development expense of approximately $1.7 million. To a lesser extent, capital expenditures of $5.5 million and the net proceeds from maturities and sales of available-for-sale investments of $3.4 million impacted net cash used in investing activities. Net cash used in investing activities in 2004 resulted from purchases of available-for-sale investments, net of maturities and sales of available-for-sale investments of $54.7 million, made with proceeds from our initial public offering, and to a lesser extent, capital expenditures of $4.6 million.

In April 2005, in connection with our acquisition of Kisel and under the terms of the share purchase agreement, we paid $21.0 million, including direct transaction costs, and will pay two contingent future cash payments on April 28, 2006 and April 28, 2007 to certain of Kisel shareholders upon achievement of certain milestones. In the aggregate, such contingent payments will not exceed $3.7 million. In June 2005, we acquired Motorola’s GPS chip set product line for $20.1 million in cash, including direct transaction costs. During December 2005, we acquired Impulsesoft and under the terms of the share purchase agreement, we paid $10.1 million, including direct transaction costs, and will pay two contingent future cash payments on December 24, 2006 and December 24, 2007 to certain of Impulsesoft shareholders based upon continued employment. In the aggregate, such contingent payments will not exceed $2.2 million. See Note 3 of “Notes to Consolidated Financial Statements” in Item 8 for further information.

Financing Activities. Net cash provided by financing activities was approximately $9.2 million, $99.4 million and $395,000 in fiscal 2005, 2004 and 2003, respectively. Net cash provided by financing activities in 2005 resulted primarily from the proceeds from stock option exercises and employee purchases of common stock under our employee stock purchase plan of approximately $10.1 million, partially offset by payment on our litigation settlement obligation. As previously discussed, we do not expect to make any additional payments on the litigation settlement obligation as the obligation is deemed to be fully paid. Net cash provided by financing activities in 2004 resulted primarily from our initial public offering, in which we realized net proceeds of $94.1 million, and to a lesser extent, cash received as a result of stock option and warrant exercises.

In February 2005, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (7.25% as of December 31, 2005), or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of our assets. We had no borrowings under the line of credit as of December 31, 2005 or 2004. As of December 31, 2005, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

We also have one capital lease agreement under which we had $14,000 in outstanding borrowings as of December 31, 2005. Borrowings under this capital lease agreement bears interest at an annual effective rate of 13.2% and is collateralized by the related equipment. In August 2004, we paid off an existing capital lease, the lender of which, Pentech Financial Services, Inc., holds a warrant to purchase 4,782 shares of our common stock, which expires in 2008.

Capital expenditures were $5.5 million, $4.6 million and $1.8 million in fiscal 2005, 2004 and 2003, respectively. These expenditures consisted primarily of computer and test equipment and software purchases. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

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

Contractual Obligations

As of December 31, 2005, our principal commitments consisted of amounts payable under equipment loans, capital and operating leases.

The following summarizes our contractual obligations at December 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Capital lease obligations	$14	$14	$—	$—	$—
Operating leases	3,769	1,971	1,714	84	—
Non-cancelable purchase orders	3,786	1,721	2,065	—	—

Total	$7,569	$3,706	$3,779	$84	$—

Off-Balance-Sheet Arrangements

As of December 31, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2005, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available for sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. A significant percentage of our investment portfolio represents investments in debt securities with original maturities of 90 days or less, as reflected by the balance in our cash and equivalents caption on the face of our consolidated balance sheet as of December 31, 2005. We have reviewed the remaining securities with original maturities greater than 90 days classified as marketable securities and the remaining balance of securities classified as long-term investments and have determined that a 10% increase in interest rates would not have a material effect on the fair market value of these securities. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in Sweden, United Kingdom, Japan, Taiwan and India, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Dated: March 2, 2006	/S/ MICHAEL L. CANNING
Michael L. Canning President and Chief Executive Officer

/S/ WALTER D. AMARAL
Walter D. Amaral Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

SiRF Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SiRF Technology Holdings, Inc. at December 31, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SiRF Technology Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 27, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SiRF Technology Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SiRF Technology Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SiRF Technology Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SiRF Technology Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SiRF Technology Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 of SiRF Technology Holdings, Inc. and our report dated February 27, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 27, 2006

SiRF Technology Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$83,882	$86,462
Marketable securities	34,060	14,842
Accounts receivable, net of allowance for doubtful accounts of $213 and $226 in 2005 and 2004, respectively	11,918	9,768
Inventories	13,567	7,982
Current deferred tax assets	15,495	14,986
Prepaid expenses and other current assets	5,575	1,693

Total current assets	164,497	135,733
Long-term investments	20,844	43,760
Property and equipment, net	9,063	5,484
Goodwill	53,790	28,052
Identified intangible assets, net	23,865	15,182
Long-term deferred tax assets	12,347	—
Other long-term assets	1,409	246

Total assets	$285,815	$228,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,711	$6,855
Accounts payable to related parties	—	563
Accrued payroll and related benefits	5,363	3,444
Other accrued liabilities	2,653	1,554
Deferred margin on shipments to distributors	1,196	419
Advance contract billings	470	590
Rebates payable to customers	2,964	—
Current portion of long-term obligations	14	673

Total current liabilities	22,371	14,098
Long-term deferred tax liability	169	781
Long-term obligations	439	1,771
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized in 2005; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 authorized in 2005 and 2004, respectively; 50,024,043 and 46,958,936 issued and outstanding at December 31, 2005 and 2004, respectively	5	5
Additional paid-in capital	305,544	275,309
Deferred stock-based compensation	(11,697)	(2,734)
Accumulated other comprehensive loss	(406)	(123)
Accumulated deficit	(30,610)	(60,650)

Total stockholders’ equity	262,836	211,807

Total liabilities and stockholders’ equity	$285,815	$228,457

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product revenue	$153,399	$105,579	$69,906
License royalty revenue	11,671	11,789	3,241

Net revenue	165,070	117,368	73,147
Cost of revenue:
Cost of product revenue (a)	73,683	51,131	33,100

Gross profit	91,387	66,237	40,047
Operating expenses:
Research and development (b)	37,685	24,616	16,173
Sales and marketing (b)	13,568	12,060	9,956
General and administrative (b)	12,099	9,114	6,116
Amortization of acquisition-related intangible assets	5,629	4,632	4,088
In-process research and development	1,650	—	—

Total operating expenses	70,631	50,422	36,333

Operating income	20,756	15,815	3,714
Interest income	4,017	1,535	160
Interest expense	(22)	(31)	(39)
Other income (expense), net	1,242	(86)	(26)

Other income, net	5,237	1,418	95

Net income before (benefit from) provision for income taxes	25,993	17,233	3,809
(Benefit from) provision for income taxes	(4,047)	(13,490)	244

Net income	$30,040	$30,723	$3,565
Deemed dividend to preferred stockholders	—	—	468

Net income applicable to common stockholders	$30,040	$30,723	$3,097

Net income per share:
Basic	$0.62	$0.90	$0.45

Diluted	$0.56	$0.64	$0.08

Weighted average number of shares used in per share calculations
Basic	48,220	34,126	6,838

Diluted	53,563	48,332	37,820

(a) Cost of product revenue includes:
Stock compensation expense	$235	$691	$(91)

(b) Operating expenses include the following stock compensation expense:
Research and development	4,126	2,341	716
Sales and marketing	667	1,579	562
General and administrative	820	1,409	1,764

	$5,613	$5,329	$3,042

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2002 (brought forward)	26,297,768	$126,751	6,669,374	$1	$24,628	$(2,650)	$16	$(94,470)	$(72,475)
Issuance of Series H preferred stock in an acquisition of a development stage company	1,572,417	10,221	—	—	—	—	—	—	—
Issuance of Series H preferred stock warrants in an acquisition of a development stage company	—	767	—	—	—	—	—	—	—
Deemed dividend to Series F and G preferred stock for additional conversion rights to common stock	—	468	—	—	—	—	—	(468)	(468)
Exercise of preferred stock warrants	14,076	6	—	—	—	—	—	—	—
Exercise of stock options	—	—	1,003,873	—	2,015	—	—	—	2,015
Issuance of common stock issued to non-employees in exchange for services rendered	—	—	73,750	—	316	—	—	—	316
Issuance of stock options granted to non-employees in exchange for services rendered	—	—	—	—	65	—	—	—	65
Deferred stock compensation related to the issuance of stock option grants (net of cancellations)	—	—	—	—	8,993	(8,987)	—	—	6
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—	—	2,951	—	—	2,951
Repurchase of unvested common stock at original cost	—	—	(2,322)	—	(4)	—	—	—	(4)
Components of comprehensive loss:
Change in unrealized gain on available for sale securities	—	—	—	—	—	—	6	—	6
Net income	—	—	—	—	—	—	—	3,565	3,565

Total comprehensive income	—	—	—	—	—	—	—	—	3,571

BALANCES, December 31, 2003	27,884,261	$138,213	7,744,675	$1	$36,013	$(8,686)	$22	$(91,373)	$(64,023)

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2003 (brought forward)	27,884,261	$138,213	7,744,675	$1	$36,013	$(8,686)	$22	$(91,373)	$(64,023)
Issuance of common stock in connection with initial public offering, net of offering costs of $9,706	—	—	8,650,000	1	94,093	—	—	—	94,094
Conversion of convertible preferred stock into common stock in connection with the Company’s initial public offering	(27,884,261)	(138,213)	27,884,261	3	138,210	—	—	—	138,213
Dilution shares issued upon conversion of preferred stock	—	—	1,215,923	—	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	—	—	353	—	—	—	353
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan, net of repurchases of unvested common stock at original cost	—	—	1,220,005	—	5,293	—	—	—	5,293
Issuance of common stock in connection with exercise of warrants	—	—	244,072	—	973	—	—	—	973
Issuance of stock options granted to non-employees in exchange for services rendered	—	—	—	—	259	—	—	—	259
Acceleration of vesting of stock options	—	—	—	—	41	—	—	—	41
Deferred stock compensation related to the issuance of stock option grants (net of cancellations)	—	—	—	—	27	(27)	—	—	—
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—		5,979	—	—	5,979
Tax benefit from employee stock purchase plan	—	—	—	—	47	—	—	—	47
Components of comprehensive loss:
Change in unrealized gain on available for sale securities	—	—	—	—		—	(145)	—	(145)
Net income	—	—	—	—		—	—	30,723	30,723

Total comprehensive income	—	—	—	—	—	—	—	—	30,578

BALANCES, December 31, 2004	—	$—	46,958,936	$5	$275,309	$(2,734)	$(123)	$(60,650)	$211,807

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004 (brought forward)	—	$—	46,958,936	$5	$275,309	$(2,734)	$(123)	$(60,650)	$211,807
Cashless exercise of preferred stock warrants	—	—	132,746	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	2,151,093		10,106	—	—	—	10,106
Issuance of common stock issued to non-employees in exchange for services rendered	—	—		—	488	—	—	—	488
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—	(60)	5,681	—	—	5,621
Deferred stock compensation related to business acquisitions	—	—	781,268	—	14,644	(14,644)	—	—	—
Acceleration of vesting of stock options	—	—	—	—	226	—	—	—	226
Tax benefit from employee equity incentive plans	—	—	—	—	4,831	—	—	—	4,831
Components of comprehensive loss:
Change in unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	—	—	—	(169)	—	(169)
Foreign currency translation adjustments							(114)		(114)
Net income	—	—	—	—	—	—	—	30,040	30,040

Total comprehensive income	—	—	—	—	—	—	—	—	29,757

BALANCES, December 31, 2005	—	$—	50,024,043	$5	$305,544	$(11,697)	$(406)	$(30,610)	$262,836

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$30,040	$30,723	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,662	2,008	1,899
Amortization of acquired identified intangible assets	5,992	4,874	4,238
Deferred rent	84	(20)	—
In-process research and development	1,650	—
Stock compensation expense	6,335	6,279	3,338
Deferred tax assets, net	(9,318)	(14,205)	—
Litigation settlement reversal	(1,208)	—	—
Loss on disposal of property and equipment	51	—	—
Tax benefit from employee equity incentive plans	4,831	47	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(751)	(1,301)	(2,779)
Inventories	(5,474)	(14)	(6,072)
Prepaid expenses and other current assets	(1,734)	(551)	(456)
Accounts payable	2,227	1,034	4,714
Accrued payroll and related benefits	1,527	2,034	592
Income taxes payable	—	(218)	244
Rebates payable to customers	2,964	—	—
Other accrued liabilities	1,086	57	913
Deferred margin on shipments to distributors	777	(98)	80
Advance contracts billings	(120)	23	(45)
Other long-term assets	(1,163)	(65)	38

Net cash provided by operating activities	41,458	30,607	10,269

Investing activities:
Net cash paid for business acquisitions, net of acquisition costs	(50,678)	—	(63)
Purchases of property and equipment	(5,482)	(4,613)	(1,789)
Purchases of available-for-sale investments	(56,008)	(120,232)	(6,612)
Maturities and sales of available-for-sale investments	59,385	65,560	6,586
Purchase of intellectual property asset	(387)	(933)	(300)

Net cash used in investing activities	(53,170)	(60,218)	(2,178)

Financing activities:
Issuance of common stock, net of repurchases	10,106	100,360	2,011
Issuance of preferred stock, net of issuance costs	—	—	6
Payments on litigation settlement obligation	(900)	(1,168)	(601)
Proceeds (payments) from borrowings	—	—	(1,000)
Principal payments under capital leases	(22)	(60)	(21)
Increase in other long-term obligations	—	226	—

Net cash provided by financing activities	9,184	99,358	395

Net increase in cash and cash equivalents	(2,528)	69,747	8,486
Effect of exchange rate changes	(52)	—	—
Cash and cash equivalents at beginning of year	86,462	16,715	8,229

Cash and cash equivalents at end of year	$83,882	$86,462	$16,715

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22	$31	$39

Cash paid for income taxes, net	$444	$1,027	$19

Non-cash transactions:
Deferred stock compensation, net	$14,644	$27	$10,092

Preferred stock and related warrants issued in connection with acquisitions	$—	$—	$10,988

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc., or SiRF or the Company, is the holding company for SiRF Technology, Inc., or SiRF Technology, which develops and markets semiconductor products designed to enable location awareness in high-volume mobile consumer devices and commercial applications. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001 when all of SiRF Technology’s capital was exchanged for SiRF capital.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Rebate reserves to indirect customers included in net accounts receivable in the quarterly balance sheets during fiscal 2005, have been separately presented in the balance sheet as ‘rebates payable to customers’ as of December 31, 2005, along with their related impact on the statement of cash flows. There were no similar rebates owed to indirect customers during fiscal 2004. Stock compensation expense for fiscal 2004 and 2003 have been reclassified to the specific operating expense categories, which was previously classified as a single line within the statement of operations. Income tax payable for fiscal 2004 has been reclassed to ‘prepaid expenses and other current assets’ to present net income tax receivable consistent with the presentation as of December 31, 2005.

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

Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and up to one year are considered short-term investments and investments with maturities over one year are considered long-term investments. As of December 31, 2005 cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the U.S. government and its agencies and money market accounts. The Company’s investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Restricted Cash

The Company has approximately $2.2 million deposited in an escrow account, which represents contingent cash payments to designated former Impulsesoft employees for continued employment upon the first and second anniversaries of the acquisition close date (refer to Note 3). These payments are automatically forfeited if such contingencies are not met. The restricted cash amounts have been classified within ‘Prepaid expenses and other current assets’ and ‘Other long-term assets’ in the consolidated balance sheet as of December 31, 2005.

Inventories

Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. SiRF writes-down inventory to net realizable value based on backlog and forecasted demand. The Company’s excess and obsolescence reserve policy is to reserve for inventory in excess of forecasted demand based on the cyclicality of demand for the Company’s products, obsolescence of technology and product life cycles. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and require estimates that may include elements that are uncertain In addition, backlog is subject to revisions, cancellations and rescheduling. Actual demand may differ from forecasted demand and such difference may have a material effect on the Company’s gross margins.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining useful life of the lease.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

Purchased intangible assets consist of acquired developed and core technology, customer relationships, assembled-workforce, patents and intellectual property assets. These purchased intangible assets are amortized using the straight-line method over their estimated useful lives of two to thirteen years.

Long-lived assets, such as property, equipment and purchased intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount, an impairment loss would be measured based on the discounted cash flows compared to the carrying amount. No impairment charge was recorded in any of the periods presented.

Goodwill

SiRF evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2005 and determined there to be no impairment. There were no events or circumstances from that date through December 31, 2005 that would impact this assessment.

Revenue Recognition

SiRF derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. Revenue is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders. The Company records reductions to revenue for expected product returns based on the Company’s historical experience. SiRF defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to credit on future purchases in the event of decreases in the price of SiRF’s products. SiRF enters into co-branding rebates agreements with certain customers and provides marketing incentives to certain distributors. Payments made under such agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). SiRF records rebate reserves for both direct and indirect customers. Rebates to direct customers are presented in the consolidated balance sheet as a reduction to accounts receivables and rebates to indirect customers are separately presented in the consolidated balance sheet as rebates payable to customers.

SiRF licenses rights to use its intellectual property to allow licensees to integrate GPS technology into their products. SiRF also licenses rights to use its premium software products to licensees to enable SiRF chip sets to

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

provide enhanced functionality in specific applications. Licensees pay ongoing royalties based on defined terms in software license agreements. Payments are generally made based on licensees’ sales of their products incorporating the licensed intellectual property or premium software. Royalty revenue is generally recognized at the time products containing the licensed intellectual property or premium software are sold by the licensees based on quarterly reports received from licensees detailing the number of chip sets shipped by licensees into which SiRF’s intellectual property or premium software was embedded. Under certain software license agreements, licensees pay ongoing royalties based on the number of chip sets into which the premium software is embedded and revenue is recognized based on quarterly reports received from licensees detailing the number of chip sets into which the premium software was embedded. For certain licensees, or Estimated Licensees, the Company estimates and records the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of the Company’s sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded as royalty revenue in the quarter in which the reports are received. To date, such variances have been insignificant. Subsequent to the sale, SiRF has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the numerators and denominators used in computing basic and diluted net income per share was as follows for the three years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Numerator:
Net income	$30,040	$30,723	$3,565
Deemed dividend to convertible preferred stockholders	—	—	468

Net income applicable to common stockholders	$30,040	$30,723	$3,097

Denominator:
Weighted average common shares outstanding	48,457	34,135	6,870
Less: Weighted average common shares outstanding subject to repurchase	(237)	(9)	(32)

Weighted average shares used in net income per common share, basic	48,220	34,126	6,838
Dilutive potential common shares:
Weighted average of convertible preferred stock	—	8,984	28,697
Weighted average of repurchasable common stock outstanding	237	9	32
Weighted average of common stock options	4,712	4,862	2,181
Weighted average of preferred stock warrants	298	336	72
Weighted average of employee stock purchase plan shares	81	15	—
Weighted average of restricted stock units	15	—	—

Total weighted average shares used in net income per common share, diluted	53,563	48,332	37,820

Net income per share:
Basic	$0.62	$0.90	$0.45
Diluted	$0.56	$0.64	$0.08

In the three years ended December 31, 2005, 2004 and 2003, the following common stock equivalents, which could potentially dilute basic net income per common share in future periods, were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Shares of common stock subject to repurchase	—	—	91
Outstanding options	310	1,970	—
Preferred stock warrants	—	—	712

Total	310	1,970	803

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, the Company believes that software

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SiRF generates engineering services income with various commercial customers that have enabled it to accelerate its product development efforts. SiRF retains ownership of the technology developed under these arrangements. Such development income has moderately contributed to the funding of SiRF’s product development activities. Development costs related to the underlying contracts are classified as research and development expense, and any income generated is classified as a reduction of research and development expense. Engineering services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering services income is recognized when the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, for which SiRF has not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are accepted. The following table summarizes these services:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Gross research and development expense	$38,249	$24,784	$16,776
Less recognized engineering services income	(564)	(168)	(603)

Net research and development expense	$37,685	$24,616	$16,173

Stock-Based Compensation

SiRF applies the intrinsic-value-based method prescribed in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee and director stock-based compensation, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Under APB No. 25, SiRF recognizes compensation expense when it issues equity awards such as restricted stock and restricted stock units or grants common stock options with a discounted exercise price, and recognizes any resulting compensation expense over the associated service period, which is generally the award or option vesting term. SiRF recognizes compensation expense related to restricted stock, restricted stock units and common stock options using a multiple option valuation approach in accordance with Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Prior to there being a public market for SiRF’s common stock, the Board of Directors determined the deemed fair value of the Company’s common stock based on factors such as the sale of SiRF’s preferred stock, results of operations and consideration of the fair value of comparable publicly traded companies.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income applicable to common stockholders as reported	$30,040	$30,723	$3,097
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2,031	1,477	2,951
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(10,145)	(3,270)	(3,598)

Pro forma net income	$21,926	$28,930	$2,450

Net income per share
Basic:
As reported	$0.62	$0.90	$0.45
Pro forma	$0.45	$0.85	$0.36
Diluted:
As reported	$0.56	$0.64	$0.08
Pro forma	$0.41	$0.60	$0.06

The information above regarding net income and net income per share was prepared in accordance with SFAS No. 123 and has been determined as if the Company accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan, or ESPP, under the fair value method as prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method with the weighted-average assumptions listed below. Options granted on or after February 10, 2004 through the end of fiscal 2004, have been valued using the Black-Scholes option pricing model with an expected stock volatility of 70%.

During the first quarter of 2005, the Company refined its estimate of the stock volatility assumption used in the Black-Scholes model to value employee stock options and purchase rights under the 2004 ESPP to be 55%. The Company refined its volatility assumption based on its historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly available. During the fourth quarter of 2005, the Company refreshed its estimate of the stock volatility assumption used in the Black-Scholes model to value employee stock options and purchase rights under the 2004 ESPP to be 50% and 55%, respectively. The Company’s refreshed volatility assumptions are based on its historical and implied volatility, as well as historical and implied volatility of similar entities whose share or option prices are publicly available. The Company believes that its current volatility assumptions will generate more representative estimates of fair value. The fair value of stock options and purchase rights was estimated with the following weighted-average assumptions:

	Stock Options			ESPP
	Year Ended December 31,
	2005	2004	2003	2005	2004
Risk-free interest rate	3.8%	3.1%	3.2%	4.0%	2.16%
Average expected life of options (in years)	2.9	3.0	4.0	1.25	0.5
Volatility	54%	70%	—	55%	70%
Dividend yield	—	—	—	—	—

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of calculating compensation cost under SFAS No. 123 for the years ended December 31, 2005, 2004 and 2003 may not be representative of the effects that this calculation may have on reported net income or losses for future periods. The weighted average fair value of options granted with an exercise price below the deemed fair value of the Company’s common stock during the years ended December 31, 2004 and 2003 was $1.21 and $3.14, respectively. No options were granted in the year ended December 31, 2005, with an exercise price below the deemed fair value of common stock. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of the Company’s common stock during the years ended December 31, 2005, 2004 and 2003 was $6.60, $5.76 and $0.47, respectively.

For purposes of pro forma disclosures, the estimated fair value of the 2004 ESPP purchase rights is amortized over the individual accumulation periods comprising the offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28. The weighted average fair value of the ESPP purchase rights was $8.77 and $5.03 in the years ended December 31, 2005 and 2004, respectively.

Accounts Receivable Allowance

SiRF makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of December 31, 2005, 49% of SiRF’s receivables were concentrated in three customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products as well as other assumptions that the Company believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. The warranty accrual and the related expense for known product issues were not significant as of and for the three years ended December 31, 2005, 2004 and 2003. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of and for the three years ended December 31, 2005, 2004 and 2003.

Foreign Currency

The functional currency of SiRF’s foreign subsidiaries is the US dollar and substantially all of SiRF’s revenue transactions are denominated in U.S. dollars. Assets and liabilities are remeasured using the exchange rate on the balance sheet date. Revenue, expenses, gains and losses are remeasured at the average exchange rate in effect during the period.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2005, SiRF reevaluated its functional currency determination due to the current year acquisitions and as the foreign subsidiaries have grown both in volume and size. As a result, SiRF changed the functional currency for all its foreign subsidiaries to the US dollar. Previously, the functional currency of SiRF’s foreign subsidiaries’ was deemed to be the local currency, with all translation adjustments being included as a separate component of stockholders’ equity within “Accumulated other comprehensive loss” on the balance sheet. At the time the original determination of functional currency was made, there were only two foreign subsidiaries which were not material to SiRF and resulting effects of foreign currency translation were insignificant. For the year ended December 31, 2005, approximately $139,000 in net foreign currency transaction gains were included in “Other income, net” within the statement of operations. This policy change did not have a material effect on SiRF’s results of operations or financial position.

Segment Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company operates in only one reportable segment under SFAS No. 131. There were no new segments created as a result of the acquisitions completed in fiscal 2005 (refer to Note 3).

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

Recently Issued Accounting Standards

Other-Than-Temporary Impairment

In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It established retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS 123R, Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC delayed the effective date of SFAS 123R. This statement is now effective for the Company’s fiscal 2006 first quarter ending March 31, 2006.

Under SFAS 123R, the pro-forma disclosures previously permitted will no longer be an alternative to financial statement recognition. SiRF will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees. SiRF will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options, restricted stock and restricted stock units at the beginning of the first quarter of adoption of SFAS 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. SiRF has evaluated the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material adverse impact on SiRF’s consolidated results of operations and earnings per share. SiRF is currently evaluating whether the adoption of SFAS 123R will result in amounts recognized within the consolidated results of operations that are similar to the current pro-forma disclosures under SFAS 123.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4, or SFAS No. 151. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after June 15, 2005. Although we will continue to evaluate the application of SFAS No. 151, management does not currently believe adoption will have a material impact on our results of operations or financial position.

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

Note 3.	Business and a Development-Stage Company Acquisitions

Businesses

In the fourth quarter of fiscal 2005, SiRF acquired Impulsesoft Private Limited, or Impulsesoft, headquartered in Bangalore, India. The aggregate purchase consideration for this acquisition was approximately $10.1 million, which included direct transaction costs and excludes the issuance of restricted stock units and future contingent cash payments. Such contingent cash payments will be made to certain former Impulsesoft shareholders contingent upon their continued employment, which will not exceed $2.2 million and will result in compensation expense recorded over the related two-year service period.

The acquisition of Impulsesoft is intended to improve SiRF’s capabilities in providing Bluetooth solutions and to deliver and support value-added embedded software solutions, which complement SiRF’s chip-set offerings. SiRF recorded approximately $5.6 million of goodwill, $3.2 million of amortizable purchased intangible assets, $386,000 of net tangible assets and recognized $890,000 of charges for acquired in-process research and development in connection with this acquisition. In connection with the Impulsesoft acquisition, SiRF issued 119,134 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. This restricted stock issuance resulted in the recording of deferred stock compensation of approximately $3.5 million to be amortized as compensation expense over the service period using the accelerated method prescribed by FIN 28. SiRF will include the results of Impulsesoft operations in its consolidated results of operations beginning in January 2006, as Impulsesoft results of operations for the period between the transaction close and December 31, 2005 were insignificant.

In the second quarter of fiscal 2005, SiRF acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden. The aggregate purchase consideration for this transaction was approximately $21.0 million, which includes direct transaction costs. Certain adjustments to the aggregate purchase consideration for Kisel will be recorded in future periods as contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. Such contingent payments will not exceed $3.7 million and will result in an increase in goodwill related to this acquisition.

SiRF’s acquisition of Kisel is intended to complement SiRF’s existing RF engineering group in the design of RF transceivers. SiRF recorded approximately $18.6 million of goodwill, $510,000 of amortizable purchased intangible assets and $1.9 million of net tangible assets. SiRF included the results of operations of this transaction prospectively from the respective date of transaction closing. In connection with the Kisel acquisition, SiRF issued 784,926 shares of common stock which are contingent upon the continued employment of the recipients, or restricted stock, with the contingency being released over four years. Such issuance of restricted stock resulted in the recording of deferred stock compensation of approximately $8.9 million to be amortized as compensation expense over the service period using the accelerated method prescribed by FIN 28.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of fiscal 2005, SiRF acquired the GPS chip set product line of Motorola, Inc., a Delaware corporation, or Motorola. The aggregate purchase consideration for this transaction was approximately $20.1 million, which includes direct transaction costs. SiRF’s acquisition of Motorola’s GPS chip set product line is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide. SiRF recorded approximately $1.4 million of goodwill, $14.9 million of amortizable purchased intangible assets, $3.0 million of net tangible assets and recognized $760,000 of charges for acquired in-process research and development in connection with this acquisition. SiRF included the results of operations of this transaction prospectively from the respective date of transaction closing.

In connection with the acquisition of Motorola’s GPS chip set product line, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. All of the common stock options and restricted stock units issued at the closing are contingent upon the continued employment of the recipients, with the contingency being released over four years. The issuance of restricted stock units resulted in the recording of deferred stock compensation of approximately $2.2 million to be amortized as compensation expense over the service period using the accelerated method prescribed by FIN 28.

Development-Stage Company

In the first quarter of fiscal 2003, SiRF acquired Enuvis, a development-stage company specializing in wireless location technology. The aggregate purchase price of approximately $11.1 million consisted of 1,572,417 shares of Series H preferred stock valued at approximately $10.2 million, immediately exercisable warrants to acquire 132,364 shares of Series H preferred stock valued at $767,000 and direct acquisition costs of approximately $152,000. The value of the series H preferred stock issued in the Enuvis transaction was determined based upon SiRF’s management and Board of Directors’ best estimates through negotiations between SiRF and Enuvis’ former Board of Directors. Enuvis had no customers and was not generating revenue. Accordingly, the Company does not believe the Enuvis acquisition met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations. The excess of the purchase consideration over the fair value of the net assets acquired was allocated on a proportionate basis to the assets acquired and no goodwill was recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The total fair value of net assets acquired was approximately $11.1 million, which consisted of current assets of $156,000, property and equipment of $1.1 million, identified intangible assets of $10.1 million, less current liabilities assumed of $248,000. SiRF included the results of operations of this transaction prospectively from the respective date of transaction closing.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of December 31, 2005 and 2004:

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate notes and bonds	$64,635	$6	$(27)	$64,614
Government agencies	48,187	1	(419)	47,769
Money market funds	14,948	—	—	14,948

Total	$127,770	$7	$(446)	$127,331

Reported as:
Cash and cash equivalents	$72,422	$7	$(2)	$72,427
Marketable securities	34,348	—	(288)	34,060
Long-term investments	21,000	—	(156)	20,844

Total	$127,770	$7	$(446)	$127,331

	December 31, 2004
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate notes and bonds	$62,011	$1	$(36)	$61,976
Government agencies	32,097	1	(89)	32,009
Auction rate securities	20,000	—	—	20,000
Money market funds	28,754	—	—	28,754

Total	$142,862	$2	$(125)	$142,739

Reported as:
Cash and cash equivalents	$84,138	$1	$(2)	$84,137
Marketable securities	14,887	—	(45)	14,842
Long-term investments	43,837	1	(78)	43,760

Total	$142,862	$2	$(125)	$142,739

The following table provides the breakdown of the investments with unrealized losses at December 31, 2005:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$11,136	$(9)	$5,004	$(18)	$16,140	$(27)
Government agencies	27,771	(218)	17,249	(201)	45,020	(419)

Total	$38,907	$(227)	$22,253	$(219)	$61,160	$(446)

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The gross unrealized losses related to fixed income securities in 2005, as noted in the above table, were due to changes in interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. The Company’s management determined that the gross unrealized losses on its investment securities at December 31, 2005 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. Individual components of gross unrealized gains are considered insignificant.

The fair value of the Company’s investment in debt securities, by contractual maturity, is as follows:

	December 31,
	2005	2004
	(In thousands)
Due in 1 year or less	$91,539	$70,225
Due in 1 to 5 years	20,844	23,760
Due after 10 years	—	20,000

Total	$112,383	$113,985

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at December 31, 2005 and 2004.

Note 5.	Inventories

Inventories consist of the following:

	December 31,
	2005	2004
	(In thousands)
Work in process	$393	$156
Finished goods	13,174	7,826

Total	$13,567	$7,982

Note 6.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)
Computer equipment and software	$10,776	$8,520
Test equipment	4,633	2,569
Furniture and fixtures	1,480	1,408
Leasehold improvements	1,490	866

	18,379	13,363
Accumulated depreciation and amortization	(9,316)	(7,879)

Total	$9,063	$5,484

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has approximately $1.2 million of property and equipment, net located in its foreign subsidiaries, of which approximately $840,000 is located in Stockholm, Sweden. Depreciation expense was approximately $3.7 million, $2.0 million and $1.8 million in fiscal 2005, 2004 and 2003, respectively. Amortization of assets recorded under capital leases is included within depreciation expense.

Note 7.	Segment and Geographical Information

As of December 31, 2005 and 2004, substantially all of SiRF’s long-lived assets are maintained in the United States of America. The following table summarizes net revenue by geographic region:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net revenue:
United States	$32,632	$29,512	$9,698
Export sales from United States:
Taiwan	95,499	48,957	21,664
China	2,116	6,940	12,057
Japan	2,598	2,386	3,559
New Zealand	3,319	8,649	6,796
Germany	425	1,665	11,230
Europe (excluding Germany)	6,649	9,521	5,636
Singapore	15,172	6,886	1,420
Other	6,660	2,852	1,087

Net revenue	$165,070	$117,368	$73,147

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

Note 8.	Customer Concentration

The following table summarizes net revenue and accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable December 31,		Net Revenue Year Ended December 31,
Customer	2005	2004	2005	2004	2003
A	9%	17%	45%	22%	10%
B	—	12	1	5	12
C	16	10	4	2	—
D	13	—	4	13	15
E	2	11	7	15	12
F	—	—	—	1	11
G	9	10	11	14	7
H	—	10	1	1	5
I	20	—	6	—	—

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Identified Intangible Assets

Identified intangible assets at December 31, 2005 consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(15,275)	$8,424
Acquisition-related customer relationships	18,510	(5,837)	12,673
Acquisition-related assembled workforce	524	(524)	—
Acquisition-related patents	2,000	(90)	1,910

Total acquisition-related intangible assets	44,733	(21,726)	23,007
Intellectual property assets	1,319	(461)	858

Total identified intangible assets	$46,052	$(22,187)	$23,865

Identified intangible assets at December 31, 2004 consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$19,599	$(7,422)	$12,177
Acquisition-related customer relationships	6,000	(3,900)	2,100
Acquisition-related assembled workforce	524	(460)	64

Total acquisition-related intangible assets	26,123	(11,782)	14,341
Intellectual property assets	1,233	(392)	841

Total identified intangible assets	$27,356	$(12,174)	$15,182

In fiscal 2005, in connection with the acquisitions of Kisel, Motorola’s GPS chip set product line and Impulsesoft, the Company acquired aggregated amounts of developed and core technology, customer relationships, and patents of $4.1 million, $12.5 million, and $2 million, respectively. These acquisition-related intangible assets are being amortized using the straight line method over their useful lives ranging from two to thirteen years. In fiscal 2005, the Company acquired intellectual property assets at a cost of approximately $468,000. The acquired intellectual property assets are being amortized using the straight line method over their useful lives ranging from two to three years.

During the fourth quarter, the Company determined it was more likely than not that certain net operating losses acquired in connection with the Enuvis acquisition will be realized and therefore recognized an associated deferred tax asset of approximately $5.0 million. Recognizing this deferred tax asset resulted in the reduction of the remaining $4.3 million unamortized cost of acquisition-related developed technology from the Company’s Enuvis acquisition to zero and a benefit from income taxes of approximately $2.3 million in the year ended December 31, 2005 (refer to Note 13).

Amortization expense of acquisition-related intangible assets was $5.6 million, $4.6 million and $4.1 million in 2005, 2004 and 2003, respectively. Amortization of intellectual property assets of $363,000, $242,000 and $150,000 in 2005, 2004 and 2003, respectively, was included in research and development expense.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future amortization expense related to identified intangible assets at December 31, 2005 is as follows:

(In thousands)
Fiscal year:
2006	$5,370
2007	4,160
2008	3,740
2009	2,801
2010	1,387
Thereafter	6,407

Total	$23,865

Note 10.	Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred revenue	$2,109	$688
Less inventory held by distributors	(913)	(269)

Deferred margin on shipments to distributors	$1,196	$419

Note 11.	Long-Term Obligations

Long-term obligations consist of the following:

	December 31,
	2005	2004
	(In thousands)
Litigation settlement obligation	$—	$2,107
Deferred rent	170	75
Capital leases	14	36
Other long-term liabilities	269	226

	453	2,444
Current portion	(14)	(673)

Long-term portion	$439	$1,771

On September 8, 2000, the Company entered into an agreement to settle a lawsuit regarding certain patent rights, the terms of which include, among other things, total royalty payments of up to $5.0 million consisting of $200,000 due on the agreement date, quarterly payments of $100,000 through July 30, 2001, and minimum quarterly payments of $125,000 commencing on January 30, 2002. The Company also issued a warrant to purchase 212,796 shares of Series F preferred stock at an exercise price of $10.00 per share in connection with this settlement. The warrant to purchase 212,796 shares of preferred stock was adjusted based on an anti-dilution

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clause in the agreement, which reduced the exercise price to $6.50. In connection with the events of dilution in 2001, 2002, and 2003, following the Company’s initial public offering this warrant was converted into a warrant to purchase 221,893 shares of common stock at an effective exercise price of $6.23 per share, the Warrant Shares. During the year ended December 31, 1999, SiRF recorded litigation settlement expense of approximately $5.7 million, which consisted of the $5.0 million in cash payments and $717,000 for the estimated deemed fair value of the warrant to be issued. During the year ended December 31, 2000, SiRF recognized an additional $638,000 of expense for the estimated increase in the deemed fair value of the warrant when the warrant was issued and earned.

The litigation settlement agreement allows for a reduction in the $5.0 million cash obligation of the litigation settlement upon the occurrence of certain events, the first of which was the Company’s initial public offering. If at any time, the potential net proceeds from the exercise and sale of the Warrant Shares combined with the royalty payments made to date exceeded an aggregate of $9 million, the settlement would be deemed paid in full. During the third quarter of 2005, the Company’s common stock closed at a price per share such that if the Warrant Shares had been exercised and sold, the aggregate settlement amount, including royalty payments made to date, would have exceeded $9 million. As a result, the settlement has been paid in full and the Company recorded a reversal of short- and long-term settlement liabilities of approximately $1.2 million as a non-operating gain presented as part of the ‘Other income (expense), net’ caption in the consolidated statement of operations. As of December 31, 2004, the balance of this litigation settlement obligation was approximately $2.1 million, of which approximately $652,000 was classified as short-term.

In February 2005, the Company modified the short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (7.25% as of December 31, 2005) or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of December 31, 2005 or 2004. There were no letters of credit collateralized by the line of credit as of December 31, 2005 or 2004. As of December 31, 2005, the Company was in compliance with all financial and non-financial covenants, including borrowing base requirements.

The Company’s Swedish subsidiary has an overdraft facility on its checking account, which it may borrow up to approximately $251,000 with an annual floating interest rate equal to 6.1%. The overdraft arrangement is evaluated and renewed on an annual basis and is secured by the Company’s property. There were no amounts outstanding as of December 31, 2005.

Note 12.	Preferred Stock and Stockholders’ Equity

Preferred Stock

In April 2004, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2005 and 2004, there were no shares of preferred stock issued or outstanding.

Warrant Arrangements

In connection with certain transactions, SiRF issued warrants to third parties for the purchase of convertible preferred stock. In connection with the Company’s initial public offering on April 22, 2004, the warrants discussed in the following paragraphs to purchase preferred stock were automatically converted to purchase shares of common stock.

In March 2003, the Company issued warrants to purchase 4,782 shares of Series H preferred stock at $11.50 per share to equipment financers in connection with the Enuvis acquisition described in Note 3. These warrants

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expire in 2008. The estimated fair value of the warrants was determined at the date of issuance using the following assumptions: risk free interest rate of 3.0%, volatility of 70%, contractual life of 5.5 years, and dividend yield of zero. The fair value of the warrants was insignificant. As of December 31, 2005, no warrants were exercised and warrants to purchase 4,782 shares of common stock remained outstanding. Also in March 2003 in connection with the Enuvis acquisition, the Company issued fully vested warrants to purchase 127,582 shares of Series H preferred stock at $1.63 per share to former employees and non-employees of Enuvis. These warrants expire in 2013. The estimated fair value of the warrants was determined at the date of grant using the following assumptions: risk free interest rate of 3.9%, volatility of 70%, contractual life of ten years, and dividend yield of zero. The fair value of the warrants was $752,202 and was included in the Enuvis purchase price consideration. As of December 31, 2005, warrants to purchase 91,391 shares were exercised and warrants to purchase 36,191 shares of common stock remained outstanding.

In 2002, the Company issued warrants to purchase 63,246 shares of Series H preferred stock at $6.50 per share to investors in the Series H round of financing. These warrants expire in 2007. The estimated fair value of the warrants was $252,000, determined at the date of grant using the following assumptions: risk free interest rate of 4.4%, volatility of 70%, contractual life of five years, and dividend yield of zero. SiRF did not record the fair value of these warrants as a deemed dividend as the Company believed events which would trigger repayment of the liquidation preference of the underlying Series H preferred stock were not probable due to the financial position of SiRF, the long-term commitment of the Company’s investors, and the likelihood of conversion upon an initial public offering. As of December 31, 2005, warrants to purchase 62,580 shares were exercised and warrants to purchase 666 shares of common stock remained outstanding.

In 2001, the Company issued warrants to purchase 239,526 shares of Series H preferred stock at $6.50 per share to investors in the Series H round of financing. These warrants expire in 2006. The estimated fair value of the warrants was $939,000, determined at the date of grant using the following assumptions: risk free interest rate of 3.5%, volatility of 70%, contractual life of five years, and dividend yield of zero. The Company did not record the fair value of these warrants as a deemed dividend as it believed events which would trigger repayment of the liquidation preference of the underlying Series H preferred stock were not probable due to the financial position of SiRF, the long-term commitment of the Company’s investors, and the likelihood of conversion upon an initial public offering. As of December 31, 2005, warrants to purchase 172,304 shares were exercised and warrants to purchase 67,222 shares of common stock remained outstanding.

In September 2000, in connection with a settlement agreement described in Note 11, SiRF granted a warrant to purchase 212,796 shares of Series F preferred stock at an exercise price of $10.00 per share. The warrant to purchase 212,796 shares of preferred stock was adjusted based on an anti-dilution clause in the agreement, which reduced the exercise price to $6.50. In connection with the events of dilution in 2001, 2002, and 2003, following the Company’s initial public offering this warrant was converted into a warrant to purchase 221,893 shares of common stock at an effective exercise price of $6.23 per share. These warrants expire in 2009. The estimated fair value of this warrant was approximately $1.4 million, determined at the date of grant using the following assumptions: risk free interest rate of 6.1%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrant was recorded as a litigation expense in 2000 and 1999. As of December 31, 2005, warrants to purchase 221,893 shares of common stock remained outstanding.

In 1999, the Company issued warrants to purchase 187,190 shares of Series E preferred stock at $6.15 per share to investors in the Series E round of financing. Any unexercised warrants expired in 2004. The estimated fair value of these warrants was $656,000, determined at the date of grant using the following assumptions: risk free interest rate of 5.7%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrants was recorded as a deemed dividend to Series E preferred stockholders. As of December 31, 2005, warrants to purchase 186,290 shares had been exercised and the remaining warrants to purchase Series E preferred stock expired in 2004.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2005, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 5,202,913 shares of common stock were outstanding.

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

2004 Stock Incentive Plan

In March 2004, SiRF adopted the 2004 Stock Incentive Plan, or the 2004 Plan, and on April 22, 2004, the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of the Company’s initial public offering. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding at that time, or (iii) a number of shares determined by the Board of Directors. Forfeited options or awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

Under the 2004 Plan, options generally expire in ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest ratably over a four-year period. As of December 31, 2005, 3,160,534 options to purchase common stock were outstanding and 3,835,642 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the 2004 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. The Company issued 92,608 shares of common stock under the Purchase Plan in the year ended December 31, 2004 at a weighted-average purchase price of $9.56 per share. Under the Purchase Plan the Company issued 214,983 shares of common stock at a weighted-average purchase price of $9.49 for the year ended December 31, 2005.

A summary of the activity under the 1995 Plan and the 2004 Plan is as follows:

	Years ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	9,169,838	$5.97	8,221,199	$3.72	6,208,436	$3.24
Granted	1,372,500	17.36	2,579,627	12.21	4,151,150	4.07
Exercised	(1,936,110)	4.17	(1,131,335)	3.90	(1,003,873)	2.36
Canceled	(242,781)	10.55	(499,653)	5.83	(1,134,514)	3.58

Options outstanding—end of year	8,363,447	8.12	9,169,838	5.97	8,221,199	3.72
Options exercisable—end of year	4,703,373	$4.51	4,969,546	$3.59	4,759,414	$3.40

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan and 1995 Plan at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.08 — $ 2.25	880,197	3.93	$1.79	880,197	$1.79
$ 3.50 — $ 3.50	61,500	4.74	$3.50	61,500	$3.50
$ 4.00 — $ 4.00	3,588,732	7.20	$4.00	2,986,209	$4.00
$ 5.50 — $11.32	907,526	7.45	$8.79	464,527	$7.58
$12.18 — $12.40	125,124	8.95	$12.31	25,663	$12.35
$12.51 — $12.51	1,491,671	8.95	$12.51	231,169	$12.51
$13.07 — $18.96	999,197	9.22	$15.12	54,108	$13.96
$22.19 — $29.16	231,000	9.85	$26.54	—	—
$29.96 — $29.96	19,500	9.99	$29.96	—	—
$30.13 — $30.13	59,000	9.75	$30.13	—	—

$ 0.08 — $30.13	8,363,447	7.54	$8.12	4,703,373	$4.51

Deferred Stock Compensation

SiRF recorded deferred stock compensation of approximately $14.6 million, $27,000 and $10.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, the Company recorded deferred stock compensation in connection with the acquisition of Kisel, Motorola’s GPS chipset product line and Impulsesoft. In connection with the Kisel acquisition, SiRF issued 784,926 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. Such issuance resulted in the recording of deferred stock compensation of approximately $8.9 million. In connection with the acquisition of Motorola’s GPS chip set product line, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. All of the common stock options and restricted stock units issued at the closing are contingent upon the continued employment of the recipients, with the contingency being released over four years. The issuance of restricted stock units resulted in the recording of deferred stock compensation of approximately $2.2 million. In connection with the acquisition of Impulsesoft SiRF issued 119,134 restricted stock units. The restricted stock units issued at the closing are contingent upon the continued employment of the recipients, with the contingency being released over four years. The issuance of the restricted stock units resulted in the recording of deferred stock compensation of approximately $3.5 million.

In connection with options granted to employees to purchase common stock, the Company recorded deferred stock compensation of approximately $27,000 and $10.1 million for the years ended December 31, 2004 and 2003, respectively. Such amounts represent, for employee stock options, the difference between the exercise price and the deemed fair market value of SiRF’s common stock at the date of grant. No deferred stock compensation was recorded in 2005 in connection with options granted to employees to purchase common stock.

The deferred charges for common stock, restricted stock units and employee common stock options are amortized as compensation expense over the service period, using a multiple option valuation approach, on an accelerated basis in accordance with FIN No. 28. In 2005, the Company recorded additional deferred stock

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation expense of approximately $15,000 in connection with the termination of the related employees. The Company reversed previously recorded deferred stock compensation expense of approximately $116,000 and $825,000 in 2004 and 2003, respectively, in connection with the termination of the related employees. Net stock compensation expense was $5.8 million, $6.0 million and $3.0 million in 2005, 2004 and 2003, respectively. SiRF allocates amortization of deferred stock-based compensation amounts to cost of sales and the various operating expense categories based on the primary activity of the individuals who received the option grants.

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

The Company recorded stock compensation expense of $488,000, $259,000 and $65,000 in fiscal 2005, 2004 and 2003, respectively, in connection with options granted to non-employees. The fair value of stock options issued to non-employees was calculated using a weighted average risk-free interest rate of 3.89%, 3.88% and 4.25% in 2005, 2004 and 2003, respectively, expected volatility of 70% and the contractual term of the option. In 2005, SiRF granted options to purchase 20,000 shares of common stock to non-employees at exercise prices of $25.50 per share. In 2004, SiRF granted options to purchase 83,000 shares of common stock to non-employees at exercise prices of $10.45 and $12.51 per share. In 2003, SiRF granted options to purchase 12,000 shares of common stock to non-employees at an exercise price of $4.00 per share.

Common Shares Reserved for Issuance

At December 31, 2005, the Company had reserved shares of common stock for issuance as follows:

Exercise of outstanding stock options	8,363,447
Employee stock purchase plan	1,396,793
Shares of common stock available for grant	3,835,642
Warrants to purchase common stock	330,754

Total	13,926,636

Common Stock Subject to Repurchase

At December 31, 2005, 784,926 shares of common stock were subject to a repurchase right at a weighted average price of $11.28 per share. Such shares were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No shares of common stock were subject to a repurchase right at December 31, 2004.

Common Shares Granted to Non-employees

On October 16, 2003, the Company issued 73,750 shares of common stock to Conexant for consulting services rendered in 2003 and 2002. The shares were valued between $4.00 and $4.85 per share. SiRF recorded consulting expenses of $286,000 in 2003 in connection with this issuance.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes

The components of net income before (benefit from) provision for income taxes consisted of the following:

	December 31,
	2005	2004	2003
	(In thousands)
Domestic	$25,249	$17,171	$3,809
Foreign	744	62	—

Net income before (benefit from) provision for income taxes	$25,993	$17,233	$3,809

The (benefit from) provision for income taxes consisted of the following:

	December 31,
	2005	2004	2003
	(In thousands)
Current:
Federal	$(39)	$411	$242
State	114	10	2
Foreign	47	294	—

Total	122	715	244

Deferred:
Federal	(3,072)	(11,191)	—
State	(1,097)	(3,014)	—

Total	$(4,169)	$(14,205)	—

(Benefit from) provision for income taxes	$(4,047)	$(13,490)	$244

The (benefit from) provision for income taxes differs from the expected tax (benefit) expense computed by applying the statutory federal income tax rates to income before taxes as follows:

	December 31,
	2005	2004	2003
	(In thousands)
Federal tax at statutory rate	$9,097	$5,868	$1,386
State taxes, net of federal benefit	(982)	6	2
Non-deductible expenses	53	19	18
Impact of stock compensation	(4,114)	(681)	980
Research and development credit benefit	(1,627)	—	—
Benefit from recording net deferred tax assets	(4,286)	(14,205)	—
Acquisition related tax benefits	(2,310)	—	—
Benefit of operating loss carryforwards	—	(4,497)	(2,142)
Other	122	—	—

Total (benefit from) provision for income taxes	$(4,047)	$(13,490)	$244

The statutory federal income tax rate was changed to 35% in fiscal 2005 to reflect the expected federal statutory tax rate based upon our estimated taxable income. The 2005 benefit from income taxes also includes a

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit for recording deferred taxes at the revised expected federal statutory tax rate. Also in 2005 we revised our estimated blended state income tax rate, which is reflected in our benefit from income taxes and deferred taxes.

In 2005, the Company completed an additional assessment of various tax items, which resulted in the recording of net deferred taxes of approximately $2.0 million related to additional federal research and development credits for the years 1997 through 2004, approximately $1.8 million related to previously unrecorded net deferred tax assets at December 31, 2004 and approximately $0.5 million of other items identified in conjunction with the filing of the Company’s 2004 income tax return.

In 2005, the Company completed an assessment of its ability to utilize certain net operating losses that were acquired in connection with the 2003 Enuvis acquisition pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. Through this assessment, the Company determined it is more likely than not that it will be able to utilize these net operating losses. On this basis, the Company recorded a deferred tax asset of approximately $5.0 million, which resulted in the reduction of the remaining unamortized value of acquired Enuvis identified intangibles of approximately $4.3 million and the associated deferred tax liabilities of approximately $1.6 million, as well as the recognition of a benefit from income taxes of approximately $2.3 million.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$12,886	$9,965
Research and development credits	9,838	2,514
Capitalized research and development	587	1,654
Non-qualified stock option expense	—	3,314
Restricted stock expenses	1,332	—
Other, net	5,334	2,494

Total deferred tax assets	29,977	19,941
Deferred tax liabilities:
Purchased intangibles	(2,304)	(5,736)

Subtotal	27,673	14,205
Valuation allowance	—	—

Net deferred tax assets	$27,673	$14,205

The Company periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At December 31, 2005, and 2004, the Company did not provide a valuation allowance against its deferred tax assets because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

As of December 31, 2005, approximately $4.8 million of the deferred tax asset balance pertains to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. The tax benefits of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $34.0 million and $17.0 million, respectively, federal research and development tax credits of approximately $6.1 million and California research and development credits of approximately $5.7 million. The federal and state net operating loss and credit carryforwards expire at various dates in the years 2011 through 2025, if not utilized. As of December 31, 2005, the Company had other tax credits of approximately $855,000, which will expire beginning in 2014, if not utilized.

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

The Company has performed an analysis of its net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. Due in part to equity financings, the Company experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Such annual limitations pursuant to Sections 382 and 383 of the Code could result in the expiration of net operating loss carryforwards and/or credit carryforwards before utilization.

Note 14.	Employee Benefit Plan

The Company has a 401(k) profit-sharing plan, or the Plan, covering substantially all employees. The Plan is a Group Annuity Contract in accordance with Section 401 of the Internal Revenue Code. SiRF made no contributions to the Plan in any period.

Note 15.	Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, are considered as related parties.

In connection with the purchase of the GPS semiconductor product line of Conexant in September 2001, the Company entered into an agreement with Conexant, a significant stockholder of SiRF as of December 31, 2005 and 2004, to manufacture certain GPS semiconductors. Under this agreement, the Company did not purchase any products during the year ended December 31, 2005 and purchased products for approximately $49,000 during the year ended December 31, 2004. As of December 31, 2004, SiRF had an immaterial amount of trade payables to Conexant. This agreement expired in March 2003.

The Company entered into an agreement with Skyworks Solutions, Inc., or Skyworks, to manufacture some of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. In the year ended December 31, 2005, SiRF purchased approximately $1.2 million of product from Skyworks, had zero in trade payables to Skyworks and non-cancelable purchase orders of approximately $2,000. In the year ended December 31, 2004, SiRF purchased $3.8 million of product from Skyworks, had $563,000 of trade payables to Skyworks and non-cancelable purchase orders of $299,000.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also has contractual obligations in the form of non-cancelable purchase orders, which totaled approximately $3.8 million as of December 31, 2005. The future payments required under these obligations is approximately $1.7 million and $2.1 million in 2006 and 2007, respectively.

Leases

The Company leases facilities and certain equipment under operating lease agreements, which require payment of property taxes, insurance and normal maintenance costs. Many of our facility leases contain renewal options, which provide the Company the option to extend its lease based upon the terms of the agreement. These renewal options do not represent a future commitment on behalf of the Company. The Company also has a standby letter of credit collateralizing one of its facility leases, which will expire in December 2006. This letter of credit has a borrowing amount of up to approximately $96,000. As of December 31, 2005, there were no amounts outstanding under this letter of credit.

Future minimum rental payments required under capital and operating leases and the present value of annual minimum lease payments under capital leases are as follows:

	Capital Leases		Operating Leases
	(In thousands)
Year Ending December 31,
2006	$14		$1,971
2007	—		667
2008	—		618
2009	—		429
2010	—		84
Thereafter	—		—

Future minimum lease payments	14		$3,769

Less amount representing interest	—	(1)

Present value of minimum lease payments	$14

(1)	Amounts to less than $1,000.

Rent expense was $2.0 million, $1.2 million and $1.1 million in 2005, 2004 and 2003, respectively.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17.    Selected Quarterly Financial Data (Unaudited)

The selected unaudited quarterly financial data are as follows:

	Quarter Ended (1)
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(unaudited)
	(in thousands except per share data)
Net revenue	$28,358	$30,450	$31,024	$27,536	$27,031	$35,410	$48,336	$54,293

Cost of revenue (a)	12,099	13,490	13,586	11,956	11,908	15,580	21,470	24,725

Gross profit	16,259	16,960	17,438	15,580	15,123	19,830	26,866	29,568
Operating expenses:
Research and development (b)	5,884	5,931	6,175	6,626	6,258	8,547	11,163	11,717
Sales and marketing (b)	3,117	2,940	3,029	2,974	3,266	3,276	3,482	3,544
General and administrative (b)	1,849	2,306	2,315	2,644	2,947	2,487	3,124	3,541
Amortization of acquisition-related intangibles	1,158	1,158	1,158	1,158	1,158	1,281	1,595	1,595
In-process research and development	—	—	—	—	—	760	—	890

Total operating expenses	12,008	12,335	12,677	13,402	13,629	16,351	19,364	21,287

Operating income (loss)	4,251	4,625	4,761	2,178	1,494	3,479	7,502	8,281
Other income (expense), net	27	208	484	699	855	898	2,175	1,309

Net income (loss) before income taxes	4,278	4,833	5,245	2,877	2,349	4,377	9,677	9,590
(Benefit from) Provision for income taxes	214	242	273	(14,219)	720	482	(4,607)	(642)

Net income (loss)	$4,064	$4,591	$4,972	$17,096	$1,629	$3,895	$14,284	$10,232

Basic net income (loss) per common share	$0.53	$0.12	$0.11	$0.37	$0.03	$0.08	$0.29	$0.21

Diluted net income (loss) per common share	$0.10	$0.09	$0.10	$0.33	$0.03	$0.07	$0.26	$0.19

Weighted average number of common shares used to compute basic net income (loss) per common share	7,726	36,764	45,640	46,429	47,113	47,474	48,750	49,420

Weighted average number of common shares used to compute diluted net income (loss) per common share	41,500	49,427	50,846	51,583	51,606	52,001	54,469	55,241

(a) Cost of product revenue includes:
Stock compensation expense	$225	$225	$132	$109	$56	$71	$60	$48

(b) Operating expenses include the following stock compensation expense:
Research and development	773	609	543	416	219	1,025	1,447	1,435
Sales and marketing	472	423	384	300	158	163	188	158
General and administrative	489	369	306	245	181	160	372	107

	$1,734	$1,401	$1,233	$961	$558	$1,348	$2,007	$1,700

(1)	Reclassifications have been made to prior year amounts to include stock compensation expense within the operating expense categories to conform to the current year presentation, rather than including it as a separate line item with operating expenses.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting can be found on page 45.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

After the completion of our fourth fiscal quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. To remediate this error, in the first quarter of 2005, we engaged a new third-party tax advisor to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets, established formal internal procedures for the review and preparation of our provision for income taxes. Based on our assessment during the first half of 2005, we believed these measures had remediated this error; however, during the review of our quarterly financial statements for the third quarter of 2005, our independent registered public accounting firm discovered certain errors in the calculation of our benefit from income taxes and our deferred tax assets. These errors were discovered and corrected prior to the release of our September 30, 2005 financial results. Based on these findings, we revisited the measures previously taken and refined certain aspects of our internal controls around our income tax accounting process to mitigate the risk of such errors in the future, including enhancing our internal procedures for the review and preparation of our provision for income taxes, as well as the financial statements. Based on our assessment as of the end of 2005, we believe that these refinements, together with the measures previously taken, have remediated the material weakness and that we have effective internal controls over financial reporting.

Item 9B.    Other Information

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item 10 regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement for its 2006 annual meeting of stockholders that will be filed within 120 days of its fiscal year ended December 31, 2005, or the Proxy Statement.

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

We have adopted the SiRF Technology Holdings, Inc. Code of Ethics and Business Conduct for Employees, Officers and Directors, or the code of ethics. The code of ethics applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and all other SiRF employees and is publicly available on our website at www.sirf.com. If we make any amendments to the code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

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

The following table sets forth information as of December 31, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Stock Option Plan, 2004 Stock Incentive Plan and 2004 Employee Stock Purchase Plan.

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	B Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	C Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	8,363,447	$8.12	5,232,435	(1),(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	8,363,447	$8.12	5,232,435

(1)	Includes the number of shares reserved for issuance under the Company’s 2004 Stock Incentive Plan. The number of shares reserved for issuance under the Company’s 2004 Stock Incentive Plan will be increased on the first day of each of the Company’s fiscal years from 2005 to 2014 by the lesser of 5,000,000 shares, 5% of the outstanding shares of the Company’s common stock on that date or a lesser amount determined by the Company’s Board of Directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2004 Stock Incentive Plan.

(2)	Includes 1,396,793 shares available for sale pursuant to the Company’s 2004 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2005, by the lesser of 750,000 shares, 1.5% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements:

2.	Financial Statements Schedule:

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Accounts receivable allowance:
Year ended December 31, 2005	$226	$158	$(171)	$213
Year ended December 31, 2004	$329	$148	$(251)	$226
Year ended December 31, 2003	$462	$144	$(277)	$329

3.	Exhibits

Exhibit Number	Exhibit

2.1*

Share Purchase Agreement, dated as of April 15, 2005, by and among SiRF Technology Holdings, Inc. and the persons and entities listed on Schedule I hereto. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

The following exhibits and schedules to the Share Purchase Agreement have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit A-1           Form of Standard Employment Agreement

Exhibit A-2           Form of Managing Employment Agreement

Exhibit B               Form of Power of Attorney

Exhibit C               Form of Acknowledgement

Exhibit D               Form of Proprietary Information and Inventions Agreement

Exhibit E               Form of Non-Competition and Non-Solicitation Agreement

Exhibit F               Form of Opinion of White & Case Advokat AB

Exhibit G               Form of Share Reserve Agreement

Exhibit H               Form of Escrow Agreement

Schedule I             List of Shareholders

Schedule II           Consideration Schedule

Schedule 7.3(e)   Third Party Consents

Schedule 7.3(p)   Indebtedness

Exhibit Number	Exhibit

2.2	Amendment No. 1 to Share Purchase Agreement, dated as of April 28, 2005, by and between SiRF Technology Holdings, Inc. and Tomas Melander, acting as the Shareholders’ Representative. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

The following exhibits and schedules to the Amendment No. 1 to Share Purchase Agreement have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit A               Schedule II – Consideration Schedule

2.3*

Asset Sale Agreement, dated as of May 31, 2005, by and between SiRF Technology Holdings, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005)

The following exhibits and schedules to the Asset Sale Agreement have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Schedule 1            GPS IC Products

Schedule 2            Engineering Assets, Equipment, Computers (Leased and Owned), Software Licenses, etc.

Schedule 3(a)       Hired Employees

Schedule 3(b)       Transferred Employees

Schedule 5(e)       Agreements

Exhibit A               Form of General Assignment, Bill of Sale and Assumption Agreement

Exhibit B               Form of Intellectual Property Agreement

Exhibit C               Form of Corporate Supply Agreement

Exhibit D               Form of Joint Use and Occupancy Agreement

3.(i)1	Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.(i)2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

3.(ii)1	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.(ii)2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.1	Specimen Common Stock Certificate. (incorporated by reference to the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.3 #	2004 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.4 #	2004 Employee Stock Purchase Plan. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.5	Lease, dated September 23, 1999, between the Registrant and San Jose Technology, LLC. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

Exhibit Number	Exhibit

10.6	Lease Abstract, dated March 7, 2002, between the Registrant and The Irvine Company and Office Space Lease, dated February 5, 2002, between the Registrant and The Irvine Company. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.7	Sublease, dated July 1, 2002, between the Registrant and Westinghouse Air Brake Technologies, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.9	Purchase and License Agreement, dated January 28, 2003, between the Registrant and Skyworks Solutions, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.10	Office Lease, dated May 23, 2003, between the Registrant and Kashiwa Fudosan America, Inc. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 88 of this Form 10-K).

31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a).

32.1	Section 1350 Certification. (1)

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(b)	Exhibits

The exhibits set forth in 3 above are filed or incorporated by reference as part of this report on Form 10-K.

(c)	Financial Statement Schedules

The Valuation and Qualifying Accounts Schedule in 2 above is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2006

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

Name	Title	Date

/S/ MICHAEL L. CANNING Michael L. Canning	President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2006

/S/ WALTER D. AMARAL Walter D. Amaral	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2006

/S/ KANWAR CHADHA Kanwar Chadha	Director	March 2, 2006

/S/ DIOSDADO P. BANATAO Diosdado P. Banatao	Chairman of the Board	March 2, 2006

/S/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	March 2, 2006

/S/ MOHANBIR GYANI Mohanbir Gyani	Director	March 2, 2006

/S/ STEPHEN C. SHERMAN Stephen C. Sherman	Director	March 2, 2006

/S/ JAMES M. SMAHA James M. Smaha	Director	March 2, 2006

/S/ SAM S. SRINIVASAN Sam S. Srinivasan	Director	March 2, 2006

Exhibit Index

Exhibit Number	Exhibit

2.1*

Share Purchase Agreement, dated as of April 15, 2005, by and among SiRF Technology Holdings, Inc. and the persons and entities listed on Schedule I hereto. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

The following exhibits and schedules to the Share Purchase Agreement have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

	Exhibit A-1	Form of Standard Employment Agreement
	Exhibit A-2	Form of Managing Employment Agreement
	Exhibit B	Form of Power of Attorney
	Exhibit C	Form of Acknowledgement
	Exhibit D	Form of Proprietary Information and Inventions Agreement
	Exhibit E	Form of Non-Competition and Non-Solicitation Agreement
	Exhibit F	Form of Opinion of White & Case Advokat AB
	Exhibit G	Form of Share Reserve Agreement
	Exhibit H	Form of Escrow Agreement
	Schedule I	List of Shareholders
	Schedule II	Consideration Schedule
	Schedule 7.3(e)	Third Party Consents
	Schedule 7.3(p)	Indebtedness

2.2

Amendment No. 1 to Share Purchase Agreement, dated as of April 28, 2005, by and between SiRF Technology Holdings, Inc. and Tomas Melander, acting as the Shareholders’ Representative. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on May 4, 2005)

The following exhibits and schedules to the Amendment No. 1 to Share Purchase Agreement have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit A Schedule II – Consideration Schedule

2.3*

Asset Sale Agreement, dated as of May 31, 2005, by and between SiRF Technology Holdings, Inc. and Motorola, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 3, 2005)

The following exhibits and schedules to the Asset Sale Agreement have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

	Schedule 1	GPS IC Products
	Schedule 2	Engineering Assets, Equipment, Computers (Leased and Owned), Software Licenses, etc.
	Schedule 3(a)	Hired Employees
	Schedule 3(b)	Transferred Employees
	Schedule 5(e)	Agreements
	Exhibit A	Form of General Assignment, Bill of Sale and Assumption Agreement
	Exhibit B	Form of Intellectual Property Agreement
	Exhibit C	Form of Corporate Supply Agreement
	Exhibit D	Form of Joint Use and Occupancy Agreement

Exhibit Number	Exhibit

3.(i)1	Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.(i)2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

3.(ii)1	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.(ii)2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.1	Specimen Common Stock Certificate. (incorporated by reference to the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.3 #	2004 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.4 #	2004 Employee Stock Purchase Plan. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.5	Lease, dated September 23, 1999, between the Registrant and San Jose Technology, LLC. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.6	Lease Abstract, dated March 7, 2002, between the Registrant and The Irvine Company and Office Space Lease, dated February 5, 2002, between the Registrant and The Irvine Company. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.7	Sublease, dated July 1, 2002, between the Registrant and Westinghouse Air Brake Technologies, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.9	Purchase and License Agreement, dated January 28, 2003, between the Registrant and Skyworks Solutions, Inc. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.10	Office Lease, dated May 23, 2003, between the Registrant and Kashiwa Fudosan America, Inc. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit

24.1	Power of Attorney (see page 88 of this Form 10-K).

31.1	Certification of Michael P. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).

31.2	Certification of Walter D. Amaral pursuant to Rule 13(a)-14(a)/15(d)-14(a).

32.1	Section 1350 Certification. (1)

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.