Form 10-Q
period 2006-03-21
SIRF TECHNOLOGY HOLDINGS INC
filed 2006-05-09
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(408) 392-8300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

51,340,007 shares of the Registrant’s common stock were outstanding as of April 28, 2006

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005 (1) (2)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,682	$83,882
Marketable securities	36,340	34,060
Accounts receivable, net of allowance for doubtful accounts of $236 and $213 as of March 31, 2006 and December 31, 2005, respectively	22,829	11,918
Inventories	9,236	13,567
Current deferred tax assets	13,257	15,495
Prepaid expenses and other current assets	5,908	5,575

Total current assets	161,252	164,497
Long-term investments	17,887	20,844
Property and equipment, net	8,570	9,063
Goodwill	53,790	53,790
Identified intangible assets, net	23,534	23,865
Long-term deferred tax assets	29,216	12,347
Other long-term assets	1,221	1,409

Total assets	$295,470	$285,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,480	$9,711
Accrued payroll and related benefits	5,838	5,363
Other accrued liabilities	3,377	2,653
Deferred margin on shipments to distributors	1,863	1,196
Advance contract billings	207	470
Rebates payable to customers	1,213	2,964
Current portion of long-term obligations	8	14

Total current liabilities	19,986	22,371
Long-term deferred tax liability	163	169
Long-term obligations	282	439

Total liabilities	20,431	22,979
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	317,002	305,544
Deferred stock-based compensation	—	(11,697)
Accumulated other comprehensive loss	(393)	(406)
Accumulated deficit	(41,575)	(30,610)

Total stockholders’ equity	275,039	262,836

Total liabilities and stockholders’ equity	$295,470	$285,815

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2005.
(2)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2006	2005 (1)
Revenue:
Product revenue	$50,163	$25,021
License royalty revenue	2,517	2,010

Net revenue	52,680	27,031
Cost of revenue:
Cost of product revenue (a)	23,625	11,908

Gross profit	29,055	15,123
Operating expenses:
Research and development(b)	17,025	6,258
Sales and marketing(b)	4,449	3,266
General and administrative(b)	3,767	2,947
Amortization of acquisition-related intangible assets	1,323	1,158
Acquired in-process research and development expense	13,251	—

Total operating expenses	39,815	13,629

Operating (loss) income	(10,760)	1,494
Interest income, net	1,363	889
Other expense, net	(61)	(34)

Other income, net	1,302	855

Net (loss) income before provision for income taxes	(9,458)	2,349
Provision for income taxes	1,507	720

Net (loss) income	$(10,965)	$1,629

Net (loss) income per share:
Basic	$(0.22)	$0.03

Diluted	$(0.20)	$0.03

Weighted average number of shares used in per share calculations:
Basic	50,179	47,113

Diluted	55,828	51,606

(a) Cost of product revenue includes:
Stock compensation expense	$65	$56

(b) Operating expenses include the following stock compensation expense:
Research and development	3,310	219
Sales and marketing	658	158
General and administrative	684	181

	$4,652	$558

(1)	Reclassifications have been made to prior year amounts to include stock compensation expense within the operating expense categories to conform to the current year presentation, rather than including it as a separate line item with operating expenses.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net (loss) income	$(10,965)	$1,629
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	4,887	693
Depreciation and amortization	1,363	666
Amortization of acquired identified intangible assets	1,444	1,244
Acquired in-process research and development expense	13,251	—
Deferred tax assets	1,357	736
Excess tax benefits from stock-based compensation	(12,601)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,911)	(2,453)
Inventories	4,406	2,161
Prepaid expenses and other current assets	(88)	(240)
Other long-term assets	189	44
Accounts payable	(2,310)	(4,524)
Accrued payroll and related benefits	450	(696)
Other accrued liabilities	(554)	83
Deferred margin on shipments to distributors	667	92
Advance contracts billings	(263)	(170)
Rebates payable to customers	(1,751)	701

Net cash used in operating activities	(11,429)	(34)

Investing activities:
Purchases of available-for-sale investments	(7,972)	(32,550)
Maturities and sales of available-for-sale investments	8,636	24,528
Net cash paid for business acquisitions, net of cash acquired	(16,785)	—
Purchases of property and equipment	(669)	(725)
Purchases of intellectual property assets	(158)	(50)

Net cash used in investing activities	(16,948)	(8,797)

Financing activities:
Principal payments under debt obligations	—	(5)
Principal payments under capital leases obligations	(16)	—
Payments on litigation settlement obligation	—	(275)
Excess tax benefits from stock-based compensation	12,601	—
Proceeds from issuance of common stock	5,592	797

Net cash provided by financing activities	18,177	517

Net decrease in cash and cash equivalents	(10,200)	(8,314)
Effect of exchange rate changes	—	6
Cash and cash equivalents at beginning of period	83,882	86,462

Cash and cash equivalents at end of period	$73,682	$78,154

See accompanying Notes to Condensed Consolidated Financial Statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SiRF and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The condensed consolidated results of operations for the interim periods presented are not necessarily indicative of the results for any future interim period or for the entire fiscal year. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with United States, or U.S., generally accepted accounting principles have been condensed or omitted pursuant to the U.S. Securities and Exchange Commission, or SEC, rules and regulations regarding interim financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of SiRF’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Rebate reserves to be paid to indirect customers previously included as a reduction in net accounts receivable in the quarterly balance sheets during fiscal 2005, have been separately presented in the balance sheet as a liability under the caption ‘Rebates payable to customers’ as of December 31, 2005, along with their related impact on the statement of cash flows for the quarter ended March 31, 2005. Stock compensation expense for the quarter ended March 31, 2005 has been reclassified to the specific operating expense categories, which was previously classified as a single line within the statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory

The Company records a reserve for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. SiRF performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, SiRF may have higher gross margins when products incorporating inventory that was previously reserved are sold.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable Allowance

The Company makes estimates of the collectibility of accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the Company’s collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of March 31, 2006, 51% of SiRF’s receivables were concentrated in two customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

Assessment of Long-Lived and Other Intangible Assets and Goodwill

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net income by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net (loss) income per share is computed giving effect to all potential dilutive common stock including stock options, stock warrants, common stock subject to repurchase, restricted stock units and potential shares associated with employee stock purchase plan withholding.

The reconciliation of the numerators and denominators used in computing basic and diluted net (loss) income per share was as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(10,965)	$1,629

Denominator:
Weighted average common shares outstanding	50,612	47,113
Less: Weighted average common shares outstanding subject to repurchase	(433)	—

Weighted average shares used in net income per share, basic	50,179	47,113
Dilutive potential common shares:
Weighted average of repurchasable common stock outstanding	433	—
Weighted average of common stock options	4,751	4,234
Weighted average of stock warrants	271	192
Weighted average of restricted stock units	100	—
Weighted average of employee stock purchase plan shares	94	67

Total weighted average shares used in net income per share, diluted	55,828	51,606

Net (loss) income per share:
Basic	$(0.22)	$0.03
Diluted	$(0.20)	$0.03

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following common stock equivalents, which could potentially dilute basic net income per share in future periods, were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Outstanding options	268	1,990
Stock warrants	—	5

Total	268	1,995

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

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Gross research and development expense	$17,250	$6,501
Less: recognized engineering services income	(225)	(243)

Net research and development expense	$17,025	$6,258

Indemnifications

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chip sets and to license the Company’s

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IP core technology or embedded software, under which the Company may indemnify customers for intellectual property infringement claims, product liability claims or recall campaign claims related specifically to the Company’s products. As for indemnifications related to intellectual property, these guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims alleged against the Company’s products. As for indemnifications related to product liability claims, these guarantees generally require the Company to compensate the other party for death or destruction stemming from use of the Company’s products. As for indemnifications related to recall campaigns, these guarantees generally require the Company to compensate the other party for costs related to the repair or replacement of defective products. The nature of the intellectual property indemnification, the product liability indemnification, and the recall campaign indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers in the event the Company is required to meet its contractual obligations. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

Foreign Currency

During the fourth quarter of 2005, SiRF reevaluated its functional currency determination due to the current year acquisitions and as the foreign subsidiaries have grown both in volume and size. As a result, SiRF changed the functional currency for all its foreign subsidiaries to the US dollar. Previously, the functional currency of SiRF’s foreign subsidiaries’ was deemed to be the local currency, with all translation adjustments being included as a separate component of stockholders’ equity within ‘Accumulated other comprehensive loss’ on the balance sheet. At the time the original determination of functional currency was made, there were only two foreign subsidiaries which were not material to SiRF and resulting effects of foreign currency translation were insignificant. This policy change did not have a material effect on SiRF’s results of operations or financial position.

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of the periods presented.

Recent Accounting Pronouncements

Share-Based Payment

Effective January 1, 2006, SiRF adopted SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: the modified-prospective method or the modified-retrospective method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Prior periods remain unchanged and pro forma disclosures previously required by SFAS No. 123 continue to be required for all prior periods for which a statement of operations is presented. The modified-retrospective method includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Under SFAS No. 123R, the pro-forma disclosures previously permitted will no longer be an alternative to financial statement recognition. Upon adoption of SFAS No. 123R in the first quarter of fiscal 2006, SiRF has applied the Black-Scholes option pricing model to determine the fair value of share-based payments to employees and have elected to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options, restricted stock and restricted stock units, and elimination of any deferred stock compensation recorded in the balance sheet as of January 1, 2006.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement has reduced net operating cash flows and increased net financing cash flows during the first quarter of 2006 by approximately $12.6 million. Prior to the adoption of SFAS No. 123R, SiRF accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. During the first quarter of 2006, SiRF recognized approximately $4.7 million of total employee stock-based compensation of which approximately $2.0 million related to the first quarter of 2006 and prior quarter’s acquisition-related stock compensation awards. The requirements of SFAS No. 123R and SAB No. 107 had a material adverse impact on SiRF’s condensed consolidated results of operations and earnings per share.

See Note 3, Stock-Based Compensation, below for further discussion of SiRF’s SFAS No. 123R adoption and the corresponding impact on our financial results.

Note 2. Acquisitions

Development-Stage Company

In the first quarter of fiscal 2006, SiRF acquired TrueSpan Incorporated, or TrueSpan, a development-stage company specializing in systems communication. The aggregate purchase consideration for this acquisition was approximately $18.0 million, which includes direct transaction costs and cash acquired and excludes the fair value of assumed unvested TrueSpan stock options, issuance of unvested SiRF restricted stock units and future contingent payments. Such contingent payments will be made to certain former TrueSpan employees contingent upon their continued employment with SiRF and will not exceed $3.0 million. These contingent payments will result in compensation expense amortized on a straight-line basis over the related two-year service period. TrueSpan did not have a developed product, had no customers and was not generating revenue. Accordingly, the Company concluded the TrueSpan acquisition did not met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations, as TrueSpan did not possess the ability to generate outputs in order to continue normal operations and generate a revenue stream by providing its products to customers. The negative excess of the fair value of the net assets acquired over purchase consideration was allocated on a proportionate basis to reduce the fair value of non-monetary assets acquired. The total fair value of net assets acquired, as adjusted for the allocation of excess fair value over purchase consideration, consisted of current assets of $1.0 million, property and equipment of $200,000, identified amortizable intangible assets of $955,000, net deferred tax assets of $3.4 million, less current liabilities assumed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $900,000 and recognition of $13.3 million of charges for acquired in-process research and development. The in-process research and development projects had not yet reached technological feasibility at the time of acquisition. These projects will require substantial additional investment relative to the fair value of the transferred set of assets acquired and were at least a year away from commercial viability. As SiRF finalizes certain valuation assumptions, adjustments may be recorded to the TrueSpan purchase price allocation in future periods.

The acquisition of TrueSpan, a technology company with significant communications systems expertise, is intended to add to SiRF’s systems expertise as the Company expands its offerings to include complex multifunction and location technology platform solutions. In connection with the TrueSpan acquisition, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued of 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock units is approximately $10.0 million, which will be amortized as compensation expense on a straight-line basis over the service period. SiRF included the results of operations of this transaction prospectively from the date of transaction closing.

Businesses

In fiscal 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product line of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft, a privately held software company based in Bangalore, India.

In connection with the Kisel acquisition, SiRF issued 784,926 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. The approximate $8.9 million fair value related to these shares of common stock is being amortized as compensation expense over the service period using the accelerated method prescribed by the Financial Accounting Standards Board Interpretation, or FIN, No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Certain adjustments to the aggregate purchase consideration for Kisel will be recorded in future periods as contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. Such contingent payments will not exceed $3.7 million and will result in an increase in goodwill related to this acquisition.

In connection with the acquisition of Motorola’s GPS chip set product line, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. The approximate $2.2 million fair value related to these restricted stock units is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. These common stock options and restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years.

In connection with the acquisition of Impulsesoft SiRF issued 119,134 restricted stock units, with an approximate fair value of $3.5 million, which is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. The restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. In addition, future contingent payments will be made to certain former Impulsesoft shareholders contingent upon their continued employment with SiRF, which will not exceed $2.2 million and will result in compensation expense recorded over the related two-year service period.

Note 3. Stock-Based Compensation

On January 1, 2006, SiRF adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

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

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, SiRF applied the intrinsic-value-based method prescribed in APB Opinion No. 25 in accounting for employee stock option plans, Purchase Plan rights and other stock-based compensation, and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Under APB Opinion No. 25, SiRF recognized compensation expense when it issued equity awards such as restricted stock and restricted stock units or granted common stock options with a discounted exercise price, and recognized any resulting compensation expense over the associated service period, which was generally the award or option vesting term. SiRF recognized compensation expense related to restricted stock, restricted stock units and common stock options using a multiple option valuation approach in accordance with FIN No. 28. Prior to there being a public market for SiRF’s common stock, the Board of Directors determined the deemed fair value of the Company’s common stock based on factors such as the sale of SiRF’s preferred stock, results of operations and consideration of the fair value of comparable publicly traded companies.

Prior to the adoption of SFAS No. 123R, SiRF provided the disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense for the first quarter of fiscal 2005 was as follows:

Three Months Ended March 31, 2005
(In thousands, except per share data)
Net income as reported	$1,629
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	530
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(2,214)

Pro forma net loss	$(55)

Net income (loss) per share
Basic:
As reported	$0.03
Pro forma	$—
Diluted:
As reported	$0.03
Pro forma	$—

The information above regarding net loss and net loss per share was prepared in accordance with SFAS No. 123 and has been determined as if SiRF accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the fair value method prescribed by SFAS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. For purposes of pro forma disclosures, the estimated fair value of the Purchase Plan rights is amortized over the individual accumulation periods comprising the offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method. Options granted on or after February 10, 2004 have been valued using the Black-Scholes option pricing model.

Adoption of SFAS No. 123R

SiRF elected to adopt the modified prospective application method as provided by SFAS No. 123R. Accordingly, during the first quarter of fiscal 2006, SiRF recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported financial statements have not been restated. The effect of recording stock-based compensation for the first quarter of fiscal 2006 was as follows:

Three months ended March 31, 2006
(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$2,283
Employee purchase plan rights	460
Restricted stock units	2,049
Stock-based compensation expense capitalized as inventory	(75)

Total employee stock based compensation	4,717
Tax effect on stock-based compensation	(917)

Net effect on net income	$3,800

Tax effect on:
Cash flows from operating activities	$(12,601)
Cash flows from financing activities	$12,601
Effect on earnings per share:
Basic	$0.08
Diluted	$0.07

The fair value of SiRF’s stock options and the Purchase Plan rights was estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS No. 123R, including the options’ expected life and the price volatility of the Company’s underlying stock. Actual volatility, expected lives, and interest rates may be different than the Company’s assumptions which would result in an actual value of the options being different than estimated. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within SAB No. 107. SAB No. 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. SiRF will utilize this simplified method as provided within SAB No. 107 only for stock option grants through December 31, 2007 (the maximum allowed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transition period per SAB No. 107). During the transition period, SiRF will evaluate its expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. During the first quarter of fiscal 2006, SiRF’s estimated expected term was approximately 6.08 years based upon the simplified method provided by SAB No. 107, as compared to approximately 2.92 years during the first quarter of fiscal 2005, which was estimated utilizing a weighted average calculated based on the vesting term of the underlying options.

Expected Volatility: The fair value of stock-based payments for the first quarter of fiscal 2006, were valued using the Black-Scholes option pricing model with a volatility factor based on SiRF’s historical and implied volatility, as well as historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time. During the fourth quarter of fiscal 2005, SiRF refined its estimate of the stock volatility assumption used in the Black-Scholes option pricing model to value employee stock options at 50% and purchase rights under the Purchase Plan to be 55%.

Expected Dividend: The Black-Scholes option pricing model calls for a single expected dividend yield as an input. SiRF has not issued any dividends, nor does it expect to in the near future; therefore, a dividend yield of zero was used.

Risk-Free Interest Rate: SiRF bases the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent expected term.

Estimated Pre-vesting Forfeitures: SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. SiRF has considered historical termination behavior, as well as retention related incentives in its forfeiture estimation process.

The fair value of stock options was estimated with the following weighted-average assumptions:

	Stock Options
	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.6%	3.6%
Average expected life of options (in years)	6.08	2.92
Volatility	50%	55%
Dividend yield	—	—

The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock utilizing the Black-Scholes option pricing model during the first quarter of fiscal 2006 and 2005, was $17.98 and $4.43, respectively. The weighted average fair value of options assumed during the first quarter of fiscal 2006 was $34.31, utilizing the Black-Scholes option pricing model and assumptions specific to the acquisition. No options were granted in the first quarter of fiscal 2006 or 2005 with exercise prices below the deemed fair value of common stock. There were no Purchase Plan purchases made during the first quarter of fiscal 2006 or 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 31, 2006, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 4,151,012 shares of common stock were outstanding.

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

Under the 2004 Plan, options generally expire in ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest ratably over a four-year period. As of March 31, 2006, 3,293,321 options to purchase common stock were outstanding and 5,763,388 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the 2004 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were no shares of common stock issued under the Purchase Plan for the quarter ended March 31, 2006 and 2,146,793 shares were available for issuance under the Purchase Plan.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition. As of March 31, 2006, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 29,410 shares of common stock were outstanding.

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan, 1995 Plan and the TrueSpan Plan at March 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.08 — $ 3.76	632,367	3.84	$1.85	$21,254	603,738	$1.76	$20,347
$ 4.00 — $ 4.00	2,971,769	7.02	$4.00	$93,492	2,082,205	$4.00	$65,506
$ 5.50 — $11.32	790,295	7.37	$8.98	$20,927	409,474	$7.98	$11,251
$12.18 — $12.40	108,406	8.71	$12.31	$2,510	29,734	$12.33	$688
$12.51 — $12.51	1,273,213	8.71	$12.51	$29,220	157,969	$12.51	$3,625
$13.07 — $15.19	770,693	8.94	$14.31	$16,300	38,403	$13.95	$826
$18.96 — $30.13	659,100	9.57	$25.81	$6,358	—	—	—
$35.18 — $35.18	120,000	10.00	$35.18	$34	—	—	—
$35.46 — $35.46	48,300	10.00	$35.46	—	—	—	—
$36.79 — $36.79	99,600	9.86	$36.79	—	—	—	—

$ 0.08 — $36.79	7,473,743	7.63	$10.04	$190,095	3,321,523	$4.68	$102,243

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $35.46 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at March 31, 2006 was approximately 6.35 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity as of March 31, 2006 and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,363,447	$8.12
Granted and acquisition-related assumed options	467,310	$31.73
Exercised	(1,188,806)	$4.70
Forfeited/Expired	(168,208)	$12.55

Outstanding at March 31, 2006	7,473,743	$10.04

As of March 31, 2006, there was approximately $17.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. Net cash proceeds from the exercise of stock options were approximately $5.6 million and $797,000 for first quarter of fiscal 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the first fiscal quarter of 2006 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $35.46 as of March 31, 2006, was approximately $36.6 million.

A summary of the restricted stock units as of March 31, 2006 and changes during the quarter ended is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value (in thousands)
Unvested at December 31, 2005	264,792	$22.21
Granted	302,722	$36.53
Vested	—	—
Forfeited	(136)	$29.96

Unvested at March 31, 2006	567,378	$29.85

The fair value of the Company’s restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant or as determined under EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, for the acquisition related restricted stock units. As of March 31, 2006, there was $15.5 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 3.5 years.

As of March 31, 2006, there was $524,000 of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

Deferred Stock Compensation

SiRF recorded deferred stock compensation of approximately $14.6 million for the year ended December 31, 2005 in connection with the acquisition of Kisel, Motorola’s GPS chipset product line and Impulsesoft. No deferred stock compensation was recorded in 2005 in connection with options granted to employees to purchase common stock. See Note 2, Acquisitions, above for further discussion of the stock-based awards issued in conjunction with these acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition of TrueSpan, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued of 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock issuance is approximately $10.0 million, which will be amortized as compensation expense on a straight-line basis over the service period. There was no deferred stock compensation recorded after the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, the deferred charges for common stock, restricted stock units and employee common stock options were amortized as compensation expense over the service period, using a multiple option valuation approach, on an accelerated basis in accordance with FIN No. 28. Upon the adoption of SFAS No. 123R, SiRF reversed the remaining previously recorded deferred stock compensation expense of approximately $11.7 million to additional paid-in capital. The remaining stock compensation expense associated with equity awards units granted prior to the adoption of SFAS No. 123R will continue to be recorded as compensation expense over the service period, using a multiple option valuation approach, on an accelerated basis in accordance with FIN No. 28. The stock compensation expense associated with equity awards granted after the adoption of SFAS No. 123R will be recorded as compensation expense over the service period, on a straight-line basis.

Note 4. Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Work in process	$501	$393
Finished goods	8,735	13,174

	$9,236	$13,567

Note 5. Segment and Geographical Information

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net revenue:
United States	$11,872	$6,746
Export sales from the United States:
Taiwan	30,047	12,821
Japan	1,217	578
New Zealand	1,355	883
Europe	1,872	1,755
Singapore	3,992	1,827
Other	2,325	2,421

Net revenue	$52,680	$27,031

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added manufacturer customers, and based upon distributor location for all its distributor customers.

Note 6. Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

Customer	Net Accounts Receivable		Net Revenue
	March 31, 2006	December 31, 2005	Three Months Ended March 31,
			2006	2005
A	41%	9%	42%	38%
B	8	16	4	5
C	10	13	6	—
D	7	9	14	18
E	7	20	4	7

Note 7. Identified Intangible Assets

As discussed in Note 2, SiRF acquired a development stage company in the first quarter of fiscal 2006, resulting in an increase in acquisition-related intangible assets. Identified intangible assets at March 31, 2006, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(15,881)	$7,818
Acquisition-related customer relationships	18,510	(6,517)	11,993
Acquisition-related assembled workforce	1,479	(524)	955
Acquisition-related patents	2,000	(128)	1,872

Total acquisition-related intangible assets	45,688	(23,050)	22,638
Intellectual property assets	1,477	(581)	896

Total identified intangible assets	$47,165	$(23,631)	$23,534

Identified intangible assets at December 31, 2005, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(15,275)	$8,424
Acquisition-related customer relationships	18,510	(5,837)	12,673
Acquisition-related assembled workforce	524	(524)	—
Acquisition-related patents	2,000	(90)	1,910

Total acquisition-related intangible assets	44,733	(21,726)	23,007
Intellectual property assets	1,319	(461)	858

Total identified intangible assets	$46,052	$(22,187)	$23,865

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of acquisition-related intangible assets was approximately $1.3 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Amortization of intellectual property assets was approximately $121,000 and $86,000 for the three months ended March 31, 2006 and 2005, respectively, and was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at March 31, 2006 is as follows:

Fiscal year:	(In thousands)
2006 (remaining 9 months)	$4,274
2007	4,528
2008	4,127
2009	2,867
2010	1,331
Thereafter	6,407

Total	$23,534

Note 8. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	March 31, 2006	December 31, 2005
	(In thousands)
Deferred distributor revenue	$3,090	$2,109
Less: inventory held at distributors	(1,227)	(913)

Deferred margin on shipments to distributors	$1,863	$1,196

Note 9. Comprehensive Income

The Components of comprehensive income, net of tax, are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net (loss) income	$(10,965)	$1,629
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	13	(134)
Change in cumulative translation adjustments	—	6

Total comprehensive (loss) income	$(10,952)	$1,501

Note 10. Long-Term Obligations

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (7.75% as of March 31, 2006) or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of SiRF’s assets. There were no borrowings under the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

line of credit as of March 31, 2006 or December 31, 2005. There were no letters of credit collateralized by the line of credit as of March 31, 2006 or December 31, 2005.

Note 11. Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, are considered as related parties. The Company entered into an agreement with Skyworks Solutions, Inc., or Skyworks, to manufacture some of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three months ended March 31, 2006 and 2005, SiRF purchased zero and approximately $126,000 of product from Skyworks, respectively. As of March 31, 2006, SiRF did not have any trade payables or non-cancelable purchase orders to Skyworks. As of March 31, 2005, SiRF had $22,000 of trade payables to Skyworks and non-cancelable purchase orders of $139,000.

As discussed above in Note 2, Acquisitions, during the first quarter of fiscal 2006, SiRF acquired TrueSpan, a development-stage company specializing in systems communication. One of SiRF’s board members, Diosdado P. Banatao, is a founder of Tallwood Venture Capital, or Tallwood, a venture capital firm focusing on semiconductors and semiconductor related technologies. Tallwood was an investor in TrueSpan and owned 4.0 million shares of preferred stock at the time of acquisition. Diosdado P. Banatao recused himself from the Company’s decision to acquire TrueSpan. There was no preferential treatment given to Tallwood as part of this acquisition, the preferred stock owned by Tallwood was purchased at the same payout rate as other holders of preferred stock.

Note 12. Commitments and Contingencies

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

On August 5, 2005, SiRF’s subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. In January 2006, u-Nav counterclaimed by alleging that one of its patents was infringed by SiRF’s subsidiary. The outcome of any litigation, including the lawsuit against u-Nav, is uncertain and either favorable or unfavorable outcomes could have a material impact.

Leases

The Company leases facilities and certain equipment under operating lease agreements, which require payment of property taxes, insurance and normal maintenance costs. Many of the Company’s facility leases contain renewal options, which provide the option to extend its lease based upon the terms of the agreement. These renewal options do not represent a future commitment on behalf of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the acquisition and other facility lease renewals during the first quarter of fiscal 2006, the Company’s future minimum rental payments required under capital and operating leases and the present value of annual minimum lease payments under capital leases are as follows:

	Capital Leases		Operating Leases
	(In thousands)
Fiscal Year
2006 (remaining 9 months)	$8		$1,648
2007	—		1,007
2008	—		968
2009	—		597
2010	—		103
Thereafter	—		—

Future minimum lease payments	8		$4,323

Less amount representing interest	—	(1)

Present value of minimum lease payments	$8

(1)	Amounts to less than $1,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers outside of that region, our ability to obtain additional production capacity, the qualification of new foundries, our dependency on establishing and maintaining relationships with established providers and industry leaders, increases in research and development costs, sales and marketing expenses and general and administrative expenses, stock-based compensation charges and amortization of intangible assets, the anticipated features and benefits of our products and prices of mature products, anticipated benefits of our recent acquisitions, the success of SiRFStarIII and the importance of its success on our revenue growth, our ability to meet market demand for low power and small size GPS functionality products, impact from changes in interest rates, our profitability, our critical accounting policies and impact of recent accounting pronouncements, our gross margins, our expenses, our revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, our dependency on relationships with and concentration of our customers, costs of being a public company, our disclosure controls and procedures, future acquisitions or investments, competition and our competitive position, our intellectual property including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on foundries to manufacture our products, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

Overview

We are a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of March 31, 2006, we had an intellectual property portfolio of 127 patents granted in the United States and 33 patents granted in foreign countries.

We market and sell our products to original equipment manufacturers, or OEMs, of three target platforms: wireless handheld devices, including mobile phones; automotive electronics systems, including navigation and telematics systems; and consumer devices, including personal digital assistants, notebook computers, recreational GPS handhelds, digital cameras and watches. Additionally, we market and sell our products to value-added manufacturers, or VAMs, who typically provide GPS modules or sub-systems to the end-customer, and through intellectual property partners, who integrate our core technology into their products. Intellectual property partners are typically large semiconductor companies.

As usage of GPS technology for high volume applications is generally in early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. In fiscal 2004, we saw the emergence of portable navigation systems as a new growth driver and in 2005 it was a major driver in our growth, while the location based services, or LBS, market for wireless operators is in its early stages. Our long term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant efforts on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

In March 2006, we acquired TrueSpan Incorporated, or TrueSpan, a privately-held Delaware corporation, formed in August 2004 located in Long Beach, California and in Bangalore, India. The acquisition of TrueSpan, a technology company with significant communications systems expertise, is intended to add to our systems expertise as we expand our offerings to include complex multifunction and location technology platform solutions.

In fiscal 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product line of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft, a privately held software company based in Bangalore, India. The acquisition of Kisel, a company with extensive expertise in complex integrated transceiver designs, is intended to complement our existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Motorola’s GPS chip set product line is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement our existing products and a strong customer base. The acquisition of Impulsesoft, an expert in Bluetooth stereo solutions and embedded software, is intended to provide users of Bluetooth technology with a rich audio experience and deliver and support value-added embedded software solutions to complement our chip set offerings.

In February 2004, we announced three new products: (a) SiRFstarIII, our latest generation GPS architecture with SiRFLoc client software, both in a chip set and intellectual property core form, (b) SiRFSoft with SiRFLoc client software, our GPS solution for signal processing in software on application processor powered wireless platforms and (c) SiRFLoc server, a multimode aiding platform that is deployed in wireless networks to improve the performance of GPS enabled devices. In 2005, we launched a range of new products including: (a) the GSC3 family, our highly integrated, low-power GPS products, which are based on the SiRFstarIII architecture that combine radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package and (b) the GSC2 family, which combines radio frequency integrated circuit and a digital signal processing circuit in a single package with one third the power and half the size of it’s predecessor. In the second quarter of 2005, we started to ramp-up the first product line based on our SiRFstarIII architecture in volume production and in the second half of 2005, SiRFstarIII was a significant contributor to our revenue stream. SiRFstarIII continues to be a significant contributor to our overall revenue mix during the first fiscal quarter of 2006, as we continued to see customers migrate from products based on our SiRFstarII architecture to products based on our SiRFstarIII architecture. Our SiRFLoc server platform is key to our success in penetrating the market for wireless operators and in the third quarter of 2005, one of our operator customers commenced deployment of our SiRFLoc server platform in their network and in first quarter of 2006, another operator customer commenced deployment. Our SiRFSoft with SiRFLoc client software is not yet in high-volume commercial production.

In first quarter of 2006, we announced four new products: (a) SiRFLink, our first multifunction architecture and product line that utilizes the synergies between GPS and Bluetooth for a range of consumer platforms and accessories, (b) SiRFInstantFix, our unique service that minimizes the start-up wait time for GPS systems, (c) SiRFstarIII-LT, our most power-efficient and the smallest version of our flagship SiRFstarIII architecture ideal for a wide range of GPS enabled consumer mobile devices and (d) GSCi-5000, our extremely small multimode A-GPS chip, based on a new architecture, and optimized to address the space and cost constraints of cellular handsets. We do not expect any significant revenue contribution from these product lines until late 2006. Strong interest and design win activity for these products, especially the SiRFstarIII based products are important for our revenue growth in 2006 and beyond.

Our ability to develop and deliver new products successfully depends on a number of factors, including our ability to predict market requirements, anticipate changes in technology standards, and develop and introduce new products that meet market needs in a timely manner. We are seeing significant demand in the market for low power and small size GPS functionality. Our ability to meet these market requirements is a key element for our revenue growth. If we do not deliver new products on a timely basis or if these products do not achieve market acceptance, the variability of our revenue may increase and our revenue, earnings and stock price may decline.

Our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on faster design cycle time and lower cost structure. In the first quarter of 2006 and in fiscal 2005, we acquired one development stage company and three businesses, respectively, intended to complement our existing engineering group and expand our product offerings. We also continue to enhance our efficiencies in logistics management and work with our semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain our overall cost structure.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the first fiscal quarter of 2006, two of our customers, which each accounted for 10% or more of our net revenue, collectively accounted for 56% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires us to record the expense associated with the fair value of employee stock option grants and other equity incentives within our financial statements. We may have significant and ongoing accounting charges resulting from employee stock option grants and other equity incentive expensing that could reduce our overall net income.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SoftGPS® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFSoft™, SiRFstarII™, WinSiRF™, SiRFNav™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™,

UrbanGPS™, SiRF Powered™, SiRFLink and Multimode Location Engine™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States, or U.S., generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock-based compensation, which impacts cost of revenue, gross margin and operating expenses, as well as footnote disclosure; (d) accounts receivable allowance, which impacts general and administrative expense; (e) product warranty, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts operating expenses; and (e) income taxes which impacts (benefit from) provision for income taxes. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

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

Sales to distributors are made under agreements providing price protection and rights of return under certain circumstances. We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributors to their customers. Accounts receivable from distributors are recognized and inventory is released upon shipment as title to inventories generally transfers upon shipment at which point we have a legally enforceable right to collection under normal payment terms. Revenue recognition depends on notification from the distributor that the product has been sold to the end customer. Information reported to us by the distributor includes quantity and end-customer shipment information, as well as monthly inventory on hand at the distributor. Distributor month-end inventory quantities are subsequently reconciled to related deferred distributor revenue balances.

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

Inventory. We record a reserve for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Stock-Based Compensation. Beginning on January 1, 2006 we account for our employee stock options and the purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the provisions of SFAS No. 123R and U.S. Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107. SFAS No. 123R requires stock-based compensation cost to be measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. We adopted the modified prospective application method as provided by SFAS No. 123R. Under the modified-prospective method compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously reported financial statements have not been restated and pro forma disclosures previously required by SFAS No. 123 continue to be required. The fair value of our restricted stock units was calculated based upon the fair market value of our stock at the date of grant. The fair value of our stock options and our Purchase Plan rights was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, as disclosed in Note 3 of our condensed consolidated financial statements, and elections in adopting and implementing SFAS No. 123R, including the option’s expected life and the price volatility of the underlying stock. Actual volatility, expected lives, and interest rates may be different than our assumptions which would result in an actual value of the options being different than estimated. During the fourth quarter of fiscal 2005, SiRF refined its estimate of the stock volatility assumption, whereby we considered our historical and implied volatility, as well as historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No. 123R, we elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our stock option plans and our Purchase Plan rights, and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As such, prior to the adoption of SFAS No. 123R, we did not record compensation expense for stock options granted to our employees when the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We recognized compensation expense when we issued equity awards with a discounted exercise price, and recognized any resulting compensation expense over the associated service period, which was generally the award or option vesting term. We recognized deferred compensation expense related to our equity awards using a multiple option valuation approach in accordance with the Financial Accounting Standards Board Interpretation, or FIN, No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In accordance with SFAS No. 123, we disclosed our pro forma net income and net income per share as if we had expensed the fair value of the options.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. We report charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. We regularly review past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of March 31, 2006, 51% of our receivables were concentrated in two customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

Product Warranty. We provide for the estimated cost of product warranties at the time revenue is recognized. We continuously monitor chip set returns for product failures and maintain a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that we believe to be reasonable under the circumstances. Our product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Due to effective product testing and the short time between product shipment and the detection and correction of product failures, the warranty accrual based on historical activity and the related expense were not significant as of the periods presented.

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

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During the first quarter of 2006, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

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

Results of Operations

Revenue

	Three Months Ended March 31,
	2006		2005
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$50,163	95%	$25,021	93%
License royalty revenue	2,517	5%	2,010	7%

Net revenue	$52,680		$27,031

Increase, period over period	$25,649

Percentage increase, period over period	95%

Net revenue increased 95% in the first quarter of fiscal 2006 as compared to the corresponding prior year period due primarily to an increase in product revenue, and to a lesser extent, an increase in license royalty revenue. The increase in product revenue in the first quarter of 2006 as compared to the corresponding prior year period resulted primarily from a 128% increase in unit shipments of chip sets, which was due in part to increased sales of our first product line based on our SiRFStarIII architecture during the first quarter of 2006. This increase was partially offset by a 12% decline in average selling prices from the corresponding prior year period.

License royalty revenue increased in the first quarter of 2006 compared to the prior year period due primarily to an increase in licensees’ sales of products containing our licensed intellectual property. License royalty revenue represented 5% of our net revenue in the first quarter of fiscal 2006, as compared to 7% of our net revenue in the first quarter of fiscal 2005. License royalty revenue as a percentage of total net revenue declined in the first quarter of 2006, as compared to 2005 primarily due to the significant growth in product revenue and a decline in the per-unit royalty rates, although unit volumes increased year over year. This trend is expected to continue based our long-term business model.

Export sales from the United States to customers outside the United States accounted for 77% and 75% of net revenue in the first quarter of fiscal 2006 and 2005, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 72% and 63% of net revenue in the first quarter of 2006 and 2005, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in the Asia/Pacific region. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

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

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cost of revenue	$23,625	$11,908

Percentage of net revenue	45%	44%

Increase, period over period	$11,717

Percentage increase, period over period	98%

Cost of revenue increased in the first quarter of fiscal 2006 as compared to the corresponding prior year period due primarily to an increase in the volume of chip sets shipped and recognized as product revenue, partially offset by declines in the average per-unit materials cost.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Gross profit	$29,055	$15,123

Gross profit percentage	55%	56%

Increase, period over period	$13,932

Percentage decrease, period over period	92%

	Three Months Ended March 31,
	2006	2005
Gross margin percentage	55%	56%
Product gross margin percentage	53%	52%

Gross margin increased by approximately $13.9 million and as a percentage of net revenue decreased by approximately 1% in the first quarter of fiscal 2006 as compared to the corresponding prior year period due primarily to a larger increase in product revenue as compared to license royalty revenue, partially moderated by declines in the average per unit materials cost and declines in average selling prices. Included within cost of revenue for the first quarter of fiscal 2006 is approximately $65,000 of stock compensation expense, which had an insignificant impact on gross margin. Product gross margin increased by approximately 1% in the first quarter of 2006 as compared to the corresponding prior year period due primarily to a decline in materials costs, moderated by a decrease in average selling prices. In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold (including the extent of license royalty revenue), the availability and cost of products from our suppliers, manufacturing yields (particularly on new products), increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Our results of operations for the first quarter of fiscal 2006 were impacted by the adoption of SFAS No. 123R, which requires us to recognize a non-cash expense related to the fair value of all our employee stock-based compensation awards. We elected to use the modified prospective transition method of adoption, which requires the inclusion of stock-based compensation expense in our results of operations beginning in the first quarter of 2006 without restating prior periods to include stock-based compensation expense. In periods prior to the adoption of SFAS No. 123R, when employee stock-based compensation awards had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation expense was recognized in statement of operations. Of the approximately $4.7 million in stock-based compensation expense recognized in the first quarter of fiscal 2006, $3.3 million is included in research and development expense, $658,000 is included in sales and marketing expense and $684,000 is included in general and administrative expense.

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $225,000 and $243,000 in the first quarter of fiscal 2006 and 2005, respectively. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Research and development	$17,025	$6,258

Percentage of net revenue	32%	23%

Increase, period over period	$10,767

Percentage increase, period over period	172%

Research and development expense increased in the first quarter of fiscal 2006 as compared to the corresponding prior year period due primarily to a 155% increase in headcount and related expenses of approximately $5.6 million. The increase in headcount is attributable to the acquisition of Kisel, the GPS product line of Motorola and Impulsesoft in 2005 and the acquisition of TrueSpan in the first quarter of 2006, as well as the overall growth of our business. In conjunction with these acquisitions, approximately $383,000 of acquisition-related contingent payments was recorded as compensation expense during the first quarter of fiscal 2006, with no similar expense in the corresponding prior year period. The increase in research and development expense is further attributable to increased stock compensation expense of approximately $3.1 million associated with the adoption of SFAS No. 123R and our recent acquisition related stock compensation awards as compared to the corresponding prior year period. Additionally, increased costs associated with physical implementation of chip designs, as well as increased depreciation and amortization of engineering equipment and licensed technology attributed to the overall increase in research and development expense. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Sales and marketing	$4,449	$3,266

Percentage of net revenue	8%	12%

Increase, period over period	$1,183

Percentage increase, period over period	36%

Sales and marketing expense increased in the first quarter of fiscal 2006 as compared to the corresponding prior year period due primarily to a 16% increase in headcount and related expenses of approximately $600,000. The increase in sales and marketing expense is further attributable to increased stock compensation expense of approximately $500,000 associated with the adoption of SFAS No. 123R as compared to the corresponding prior year period. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
General and administrative	$3,767	$2,947

Percentage of net revenue	7%	11%

Increase, period over period	$820

Percentage increase, period over period	28%

General and administrative expense increased in the first quarter of fiscal 2006 as compared to the corresponding prior year period due primarily to increases in headcount related expenses of approximately $159,000 and increases in costs for accounting and professional consulting services. Additionally an increase in stock compensation expense of approximately $503,000 associated with the adoption of SFAS No. 123R increased general and administrative expense as compared to the corresponding prior year period. The increase in general and administrative expense is primarily associated with the growth of our business, as well as our recent acquisitions. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business and investments in our information technology infrastructure.

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

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,323	$1,158

Percentage of net revenue	3%	4%

Increase, period over period	$165

Percentage increase, period over period	14%

Amortization of acquisition-related intangible assets remained relatively flat in the first quarter of fiscal 2006 as compared to the prior year period. During the fourth quarter of 2005, we determined it was more likely than not that certain net operating losses acquired in connection with the Enuvis acquisition will be realized and therefore recognized an associated deferred tax asset of approximately $5.0 million. Recognizing this deferred tax asset resulted in the reduction of the remaining $4.3 million unamortized cost of acquisition-related developed technology to zero. This reduction in associated amortization in the first quarter of fiscal 2006 was offset by increased amortization expense for acquisition-related intangible assets acquired in the acquisition of Kisel and the GPS product line of Motorola in the second quarter of 2005 and the acquisition of Impulsesoft in the fourth quarter of 2005.

Acquired in-Process Research and Development

In connection with the acquisition of TrueSpan in the first quarter of fiscal 2006, we allocated approximately $13.3 million of the purchase price to acquired in-process research and development, or IPR&D. The amount allocated to the acquired IPR&D was immediately expensed in the period the acquisition was completed because the associated project had not yet reached technological feasibility and no future alternative uses existed for the acquired technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was approximately $1.3 million and $855,000 in the first quarter of fiscal 2006 and 2005, respectively. The increase in other income, net, in the first quarter of 2006 as compared to the corresponding prior year period is attributable to the increased interest rates earned on our cash equivalents, short- and long-term investments.

Provision for Income Taxes

Provision for income taxes was $1.5 million and $720,000 in the first quarter of fiscal 2006 and 2005, respectively. Our estimated effective tax rate was approximately (16)% and 31% in the first quarter of fiscal 2006 and 2005, respectively. The provision for income taxes in the first quarter of 2006 differs from the amount computed by applying the statutory federal rate principally due to nondeductible acquired in-process research and development expense, nondeductible stock-based compensation expense, and tax benefits from disqualified dispositions of incentive stock options and our employee stock purchase plan during the quarter. With the expiration of the federal research and development tax credit on December 31, 2005, we did not factor this credit into our effective rate calculations for the first quarter of 2006. The provision for income taxes in the first quarter of 2005 was slightly lower than the statutory federal rate due to the income tax benefit recognized from disqualified dispositions of incentive stock options during the quarter.

Subsequent to our earnings release on April 25, 2006, we recorded adjustments to our financial statements, including an increase to our provision for income taxes of approximately $570,000 due to certain new tax accounting requirements specified under SFAS No. 123R. As a result of this adjustment, basic and diluted net loss per share each increased by $0.01.

Liquidity and Capital Resources

Financial Condition

	Three Month Ended March 31,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(11,429)	$(34)
Net cash used in investing activities	(16,948)	(8,797)
Net cash provided by financing activities	18,177	517

Net decrease in cash and cash equivalents	$(10,200)	$(8,314)

Key Performance Metrics

	March 31,
	2006	2005
Days of sales outstanding in accounts receivable (“DSO”) (1)	30	36
Days of supply in inventory (“DOS”) (2)	44	53

(1)	DSO measures the number of days it takes, based on a 90 day average, to turn our receivables into cash.
(2)	DOS measures the number of days it takes, based on a 90 day average, to sell our inventory.

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit. As of March 31, 2006, we had $110.0 million in cash, cash equivalents, and marketable securities and $141.3 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $117.9 million and $142.1 million in working capital as of December 31, 2005. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our financial resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility.

Operating Activities. Net cash used in operating activities was $11.4 million in the first quarter of fiscal 2006, which resulted primarily from net loss of $11.0 million, adjusted for non-cash reconciling items of approximately $9.7 million related to stock compensation expense, depreciation and amortization, and acquired in-process research and development. Net cash used in operating activities was also partially impacted by a decrease in inventories of $4.4 million, an increase in accounts receivables of $10.9 million, and a decrease in accounts payable of $2.3 million. In conjunction with the adoption of SFAS No. 123R during the first quarter of fiscal 2006, we are now required to present the cash retained in connection with the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement has reduced net operating cash flows and increased net financing cash flows during the first quarter of 2006 by approximately $12.6 million.

Net cash used in operating activities was $34,000 in the first quarter of fiscal 2005, which resulted primarily from declines in accounts payable of $4.5 million due to timing of payments and increases in accounts receivable of $2.5 million related to timing of product shipment in the first quarter of 2005. Cash used in operating activities was offset by net income of $1.6 million, adjusted for non-cash reconciling items of $3.3 million in stock compensation expense, depreciation and amortization and a decline in the deferred tax assets balance, as well as a decrease in inventories of $2.2 million due to strong customer demand.

Investing Activities. Net cash used in investing activities was $16.9 million in the first quarter of fiscal 2006, which was primarily due to the acquisition of TrueSpan during the quarter that represented approximately $16.8 million, net of cash acquired. The cash paid in connection with the TrueSpan acquisition excludes approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over the related two-year service period. See Note 2 of “Notes to Condensed Consolidated Financial Statements” in Item 1 for further information. To a lesser extent, capital expenditures of $669,000 and the net proceeds from maturities and sales of available-for-sale investments of $664,000 impacted net cash used in investing activities.

Net cash used in investing activities was $8.8 million in the first quarter of 2005, which was driven by purchases of available-for-sale investments, net of maturities and sales of available-for-sale investments of $8.0 million, and to a lesser extent, capital expenditures of $725,000.

Financing Activities. Net cash provided by financing activities was approximately $18.2 million in the first quarter of fiscal 2006, which was primarily due to the proceeds from stock option exercises of approximately $5.6 million and an increase in net financing cash flows of approximately $12.6 million related to the cash retained in connection with the benefits of tax deductions in excess of recognized compensation cost as required under SFAS No. 123R.

Net cash provided by financing activities was $517,000 in the first quarter of 2005, which was driven primarily by proceeds from stock option exercises, moderated by payment on our litigation settlement obligation.

In February 2005, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (7.25% as of March 31, 2006), or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of our assets. We had no borrowings under the line of credit as of March 31, 2006 or December 31, 2005. As of March 31, 2006, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. However, we may require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future and may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2006, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

After the completion of our fourth fiscal quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. To remediate this error, in the first quarter of 2005, we engaged a new third-party tax advisor to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets, established formal internal procedures for the review and preparation of our provision for income taxes. Based on our assessment during the first half of 2005, we believed these measures had remediated this error; however, during the review of our quarterly financial statements for the third quarter of 2005, our independent registered public accounting firm discovered certain errors in the calculation of our benefit from income taxes and our deferred tax assets. These errors were discovered and corrected prior to the release of our September 30, 2005 financial results. Based on these findings, we revisited the measures previously taken and refined certain aspects of our internal controls around our income tax accounting process to mitigate the risk of such errors in the future, including enhancing our internal procedures for the review and preparation of our provision for income taxes, as well as the financial statements. Based on our assessment as of the end of 2005 and the first quarter of 2006, we believe that these refinements, together with the measures previously taken, have remediated the material weakness and that we have effective internal controls over financial reporting.

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

Those certifications should be read in conjunction with this Item 4(a) for a more complete understanding of the matters covered by the certifications.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

During the quarter ended March 31, 2006, we were not a party to any material legal proceedings.

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

We have only been profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of March 31, 2006, we had an accumulated deficit of approximately $42 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with the acquisition of Kisel, Motorola’s GPS chip set product line, Impulsesoft and TrueSpan. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

The market for high-volume consumer and commercial GPS-based applications and other technologies that we are developing is characterized by rapidly changing technology, such as low power or smaller form factors. This requires us to continuously develop new products and enhancements for existing products to keep pace with evolving industry standards and rapidly changing customer requirements. We may not have the financial resources necessary to fund future innovations. If we are unable to successfully define, develop and introduce competitive new products and enhance existing products, we may not be able to compete successfully in our markets.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, in 2004 we introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. In 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures and in first quarter of 2006 we launched four new products: SiRFstarIII/LT, GSCi5000, SiRFLink and SiRFInstantFix. While some of the product lines based on our SiRFstarIII architecture are now in high-volume production, others are still in prototype or sampling stages. If these or other products we introduce do not achieve market acceptance in a timely manner, our business would suffer.

Our products are becoming more complex and defects in our products could result in a decrease of customers and revenue, unexpected expenses and loss of market share.

Our products are complex and must meet stringent quality requirements. With some of our recent acquisitions we are expanding into even more complex technologies that may require a significant investment of resources to be successful. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. Errors or defects may not be detected until after commercial shipments. In addition, errors or defects in our server software could cause our customers to experience a loss of network service effecting end-users. As our products become more complex, such as the multifunction SiRFLink product line, which is more complex than our single function GPS products, we face significantly higher research and development risks and risk of undetected defects. Any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customers’ rejection of our products, damage to our reputation, a decline in our stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

We are entering into new markets that are highly competitive with well established competitors.

As a result of some of our recent acquisitions, we are entering into more complex market areas and we may need to invest a significant amount of resources to compete successfully. For example, in both the Bluetooth and mobile TV space there are a range of well established semiconductor companies, including CSR and Broadcom in the Bluetooth space and Qualcomm in the mobile TV space, as well as start-ups that have established a market presence. As new entrants into these markets, we believe that our success depends on our ability to establish relationships with leading providers and our failure to do so could harm our ability to successful compete in these new markets.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. We had two customers, which each accounted for 10% or more of our net revenue in the first quarter of 2006. These two customers collectively accounted for approximately 42% and 14% of our net revenue in the first quarter of 2006. In addition, in June 2005 we purchased Motorola’s GPS chip set product line. Motorola had historically been one of our customers and we cannot assure you that they will continue to be a customer in the future. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our revenue could decline.

We believe that over 90% of our net revenue during the first quarter of 2006 and 2005 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in April 2005, we acquired Kisel, an independent European design house for complex integrated transceiver circuits. In June 2005, we acquired Motorola’s GPS chip set product line. Motorola has historically been one of our customers and as a result of this transaction we cannot assure you that they will continue to be a customer in the future. In December 2005, we acquired Impulsesoft, an expert in Bluetooth stereo solutions and embedded software. In March 2006, we acquired TrueSpan, a technology company with significant communications systems expertise. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any future acquisitions and investments would have several risks, including:

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

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products. In the first quarter of 2006, one of our distributors accounted for approximately 42% of our net revenues. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

Our previous chief financial officer retired at the end of March 2006. We have hired a new senior vice president finance who assumed the role of chief financial officer at the beginning of April 2006. This change could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. If the integration of this new member to our senior management team does not go as smoothly as anticipated, it could negatively affect our business.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of March 31, 2006, we had 127 patents granted in the United States, 136 patent applications pending in the United States, 33 patents granted in foreign countries and 156 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

We prepare our financial statements to conform with U.S. generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been adopted. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that now require us to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 3 of the “Notes to Condensed Consolidated Financial Statements” in Item 1 for a discussion of the impact on our financial results.

RISKS RELATED TO OUR INDUSTRY

Because many companies sell in the market for GPS-based products, we must compete successfully to gain market share.

The market for our products is competitive and rapidly evolving. We expect competition to increase. Increased competition may result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include Analog Devices, Philips, QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments and Trimble, as well as several private companies. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. Licensees of our competitors’ products may also compete against us.

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

We derived approximately 77% and 75% of our net revenue on export sales from the United States in the first quarter of 2006 and 2005, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 72% and 63% of our net revenue in the first quarter of 2006 and 2005, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations. Risks we face in conducting business internationally include:

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

Economic growth in the United States and international markets has slowed significantly. In addition, the terrorist attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United

States economy and may contribute to a decline in economic conditions, both domestically and internationally. Terrorist acts and similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including demand for our products. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results.

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

(a) On the following dates we issued the following shares of common stock pursuant to exercises of outstanding warrants by net issuance in which the holders relinquished their right to purchase shares of common stock:

Date of Sale	Shares of Common Stock Issued	Shares of Common Stock Relinquished
February 16, 2006	8,815	430

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

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1#	Amended and Restated 2004 Stock Incentive Plan.

10.2#	TrueSpan Incorporated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-13214).

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

#	Indicates management contract or compensatory plan or arrangement.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc

Date: May 9, 2006	By:	/s/ MICHAEL L. CANNING
Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: May 9, 2006		/s/ GEOFF RIBAR
Geoff Ribar Senior Vice President Finance and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit

10.1#	Amended and Restated 2004 Stock Incentive Plan.

10.2#	TrueSpan Incorporated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-13214).

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).

31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a).

32.1	Section 1350 Certification(1)

#	Indicates management contract or compensatory plan or arrangement.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.