Form 10-Q/A
period 2006-03-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2006-05-10
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non–accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

51,340,007 shares of the Registrant’s common stock were outstanding as of April 28, 2006

EXPLANATORY NOTE

The Registrant, by this Form 10-Q/A, Amendment No. 1 to Form 10-Q, hereby amends Part II, Item 6 of our Form 10-Q for the quarter ended March 31, 2006 (the “Original Report”) filed on May 9, 2006, to file Exhibit 10.1. As a result of this amendment, we are also filing as exhibits the certifications pursuant to section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained with this amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This amendment continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

Part II. Other Information

Item 6. Exhibits

Exhibit No.	Exhibit
10.1#	Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)

#	Indicates management contract or compensatory plan or arrangement.

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc

Date: May 9, 2006	By:	/s/ MICHAEL L. CANNING
`		Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: May 9, 2006		/s/ GEOFF RIBAR
Geoff Ribar Senior Vice President Finance and Chief Financial Officer (Duly authorized officer and principal financial officer)

2

Exhibit Index

Exhibit No.	Exhibit
10.1#	Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).

31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a).

#	Indicates management contract or compensatory plan or arrangement.

3