Form 10-Q
period 2006-06-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2006-08-07
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

51,700,974 shares of the Registrant’s common stock were outstanding as of July 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005 (1)(2)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,737	$83,882
Marketable securities	40,310	34,060
Accounts receivable, net of allowance for doubtful accounts of $247 and $213 as of June 30, 2006 and December 31, 2005, respectively	25,336	11,918
Inventories	12,070	13,567
Current deferred tax assets	11,533	15,495
Prepaid expenses and other current assets	6,754	5,575

Total current assets	161,740	164,497
Long-term investments	33,613	20,844
Property and equipment, net	7,808	9,063
Goodwill	55,967	53,790
Identified intangible assets, net	22,550	23,865
Long-term deferred tax assets	34,052	12,347
Other long-term assets	1,038	1,409

Total assets	$316,768	$285,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,376	$9,711
Accrued payroll and related benefits	6,552	5,363
Other accrued liabilities	3,364	2,628
Deferred margin on shipments to distributors	450	1,196
Advance contract billings	281	470
Deferred revenue	439	25
Rebates payable to customers	2,114	2,964
Current portion of long-term obligations	2	14

Total current liabilities	24,578	22,371
Long-term deferred tax liability	163	169
Long-term obligations	297	439

Total liabilities	25,038	22,979
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	332,023	305,544
Deferred stock-based compensation	—	(11,697)
Accumulated other comprehensive loss	(410)	(406)
Accumulated deficit	(39,888)	(30,610)

Total stockholders’ equity	291,730	262,836

Total liabilities and stockholders’ equity	$316,768	$285,815

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2005.
(2)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006		2005
Revenue:
Product revenue	$54,386	$32,522	$104,549		$57,543
License royalty revenue	2,784	2,888	5,301		4,898

Net revenue	57,170	35,410	109,850		62,441

Cost of revenue:
Cost of product revenue (includes stock compensation expense of $195 and $71 for the three months ended June 30, 2006 and 2005, respectively, and $260 and $127 for the six months ended June 30, 2006 and 2005, respectively)	24,998	15,580	48,623		27,488

Gross profit	32,172	19,830	61,227		34,953
Operating expenses:
Research and development (includes stock compensation expense of $4,528 and $1,025 for the three months ended June 30, 2006 and 2005, respectively, and $7,838 and $1,244 for the six months ended June 30, 2006 and 2005, respectively)	19,376	8,547	36,401		14,805
Sales and marketing (includes stock compensation expense of $965 and $163 for the three months ended June 30, 2006 and 2005, respectively, and $1,623 and $321 for the six months ended June 30, 2006 and 2005, respectively)	4,583	3,276	9,032		6,542
General and administrative (includes stock compensation expense of $1,194 and $160 for the three months ended June 30, 2006 and 2005, respectively, and $1,878 and $341 for the six months ended June 30, 2006 and 2005, respectively)	4,761	2,487	8,528		5,434
Amortization of acquisition-related intangible assets	1,383	1,281	2,706		2,439
Acquired in-process research and development expense	—	760	13,251		760

Total operating expenses	30,103	16,351	69,918		29,980

Operating income (loss)	2,069	3,479	(8,691)		4,973
Interest income, net	1,488	914	2,851		1,803
Other expense, net	(124)	(16)	(185)		(50)

Other income, net	1,364	898	2,666		1,753

Net income (loss) before provision for income taxes	3,433	4,377	(6,025)		6,726
Provision for income taxes	1,746	482	3,253		1,202

Net income (loss)	$1,687	$3,895	$(9,278)		$5,524

Net income (loss) per share:
Basic	$0.03	$0.08	$(0.18)		$0.12

Diluted	$0.03	$0.07	$(0.18	)(1)	$0.11

Weighted average number of shares used in per share calculations:
Basic	51,129	47,474	50,660		47,294

Diluted	56,024	52,001	50,660		51,222

(1)	Refer to Note 1 of Notes to Condensed Consolidated Financial Statements for additional information related to a correction made to diluted loss per share information for the three months ended March 31, 2006 as reported in SiRF’s March 31, 2006 Form 10-Q.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net (loss) income	$(9,278)	$5,524
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock compensation expense	11,928	2,185
Depreciation and amortization	2,727	1,449
Amortization of acquired identified intangible assets	2,982	2,615
Acquired in-process research and development expense	13,251	760
Deferred tax assets	3,013	1,157
Excess tax benefits from stock-based compensation	(17,397)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,418)	(1,395)
Inventories	1,577	(1,396)
Prepaid expenses and other current assets	(1,264)	(1,014)
Other long-term assets	372	35
Accounts payable	1,586	3,923
Accrued payroll and related benefits	2,736	(379)
Other accrued liabilities	(127)	321
Deferred margin on shipments to distributors	(746)	62
Advance contracts billings	(189)	(147)
Rebates payable to customers	(850)	767

Net cash (used in) provided by operating activities	(3,097)	14,467

Investing activities:
Purchases of available-for-sale investments	(31,390)	(37,586)
Maturities and sales of available-for-sale investments	12,369	45,670
Net cash paid for business acquisitions, net of cash acquired and purchase accounting adjustments	(18,633)	(40,793)
Purchases of property and equipment	(1,270)	(1,582)
Purchases of intellectual property assets	(712)	(105)

Net cash used in investing activities	(39,636)	(34,396)

Financing activities:
Principal payments under debt obligations	—	(10)
Principal payments under capital leases obligations	(7)	—
Payments on litigation settlement obligation	—	(546)
Excess tax benefits from stock-based compensation	17,397	—
Proceeds from issuance of common stock	7,198	2,989

Net cash provided by financing activities	24,588	2,433

Net decrease in cash and cash equivalents	(18,145)	(17,496)
Effect of exchange rate changes	—	(45)
Cash and cash equivalents at beginning of period	83,882	86,462

Cash and cash equivalents at end of period	$65,737	$68,921

Supplemental disclosures of cash flow information:
Non-cash transactions:
Acquisition-related purchase accounting adjustment	$330	—
Deferred stock compensation	—	$10,830

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Rebate reserves to be paid to indirect customers previously included as a reduction in net accounts receivable in the quarterly balance sheets during fiscal 2005, have been separately presented in the balance sheet as a liability under the caption ‘Rebates payable to customers’ as of December 31, 2005, along with their related impact on the statement of cash flows for the six months ended June 30, 2005.

Revenue Recognition

SiRF derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. As business activities related to licenses of intellectual property and premium software products are not considered significant to SiRF’s consolidated operating results, SiRF operates as a single operating segment and thus does not present discrete financial information for business activities related to this component of our business. Revenue is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders. The Company records reductions to revenue for expected product returns based on the Company’s historical experience. SiRF defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to credit in the event of decreases in the price of SiRF’s products. SiRF enters into co-branding rebate agreements with certain customers and provides marketing incentives to certain distributors. Payments made under such agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). SiRF records rebate reserves for both direct and indirect customers. Rebates to direct customers are presented in the consolidated balance sheet as a reduction of accounts receivables as the rebates are offset against amounts owed from direct customers and rebates to indirect customers are separately presented in the consolidated balance sheet as rebates payable to customers.

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

Accounts Receivable Allowance

The Company makes estimates of the collectibility of accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the Company’s collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of June 30, 2006, 49% of our receivables were concentrated in two customers, which each accounted for 10% or more of our net receivables. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

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

When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the long-lived assets or goodwill’s carrying value. If the initial test for recovery fails, measurement of impairment is based on the Company’s projected discounted cash flow, which requires the Company to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in the Company’s working capital and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result.

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

In preparing condensed consolidated financial statements, the Company assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining provision for income taxes, deferred tax assets and liabilities for purposes of assessing the Company’s ability to utilize any future tax benefit from deferred tax assets.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including stock options, stock warrants, common stock subject to repurchase, restricted stock units and potential shares associated with employee stock purchase plan withholding.

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and six months ended June 31, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net income (loss)	$1,687	$3,895	$(9,278)	$5,524

Denominator:
Weighted average common shares outstanding	51,452	48,015	51,035	47,566
Less: Weighted average common shares outstanding subject to repurchase	(323)	(541)	(375)	(272)

Weighted average shares used in net income (loss) per common share, basic	51,129	47,474	50,660	47,294
Dilutive potential common shares:
Weighted average of repurchasable common stock outstanding	323	541	—	272
Weighted average of common stock options	4,049	3,624	—	3,363
Weighted average of preferred stock warrants	263	207	—	203
Weighted average of restricted stock units	104	43	—	21
Weighted average of employee stock purchase plan shares	156	112	—	69

Total weighted average shares used in net income (loss) per share, diluted	56,024	52,001	50,660	51,222

Net income (loss) per share:
Basic	$0.03	$0.08	$(0.18)	$0.12
Diluted	$0.03	$0.07	$(0.18)	$0.11

The net loss for the three months ended March 31, 2006 was $11.0 million, as previously disclosed in SiRF’s March 31, 2006 Form 10-Q. The net loss per diluted common share should have been disclosed as $0.22 per diluted share based on 50,179,000 weighted average shares outstanding, which is equivalent to the reported net loss per basic common share. This corrected presentation of diluted earnings per share is necessitated by generally accepted accounting principles, which excludes the effects of anti-dilution when calculating diluted earnings per share. The following table presents a numerical comparison of the amounts and shares previously reported as compared to the corrected presentation for the three months ended March 31, 2006:

	Three Months Ended March 31,
	2006 (As reported)	2006 (As corrected)
	(In thousands, except per share data)
Numerator:
Net loss	$(10,965)	$(10,965)

Denominator:
Weighted average common shares outstanding	50,612	50,612
Less: Weighted average common shares outstanding subject to repurchase	(433)	(433)

Weighted average shares used in net loss per share, basic	50,179	50,179
Dilutive potential common shares:
Weighted average of repurchasable common stock outstanding	433	—
Weighted average of common stock options	4,751	—
Weighted average of stock warrants	271	—
Weighted average of restricted stock units	100	—
Weighted average of employee stock purchase plan shares	94	—

Total weighted average shares used in net loss per share, diluted	55,828	50,179

Net loss per share:
Basic	$(0.22)	$(0.22)
Diluted	$(0.20)	$(0.22)

The following common stock equivalents, which could potentially dilute basic net income per share in future periods, were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Outstanding common stock options	1,345	766	4,827	2,409
Shares of common stock subject to repurchase	—	—	375	—
Warrants	—	—	267	—
Restricted stock units	—	—	119	—
Employee purchase plan rights	—	—	96	—

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, the Company believes that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as the current software development process is essentially completed concurrent with the establishment of technological feasibility and the time period between the establishment of technological feasibility and product release is relatively short.

SiRF generates engineering services income with various commercial customers thereby enabling them to accelerate their product development efforts. SiRF retains ownership of the technology developed under these arrangements. Such development income has moderately contributed to the funding of SiRF’s product development activities. Development costs related to the underlying contracts are classified as research and development expense, and any income generated is classified as a reduction of research and development expense. Engineering services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering services income is recognized as a reduction of research and development expense only if the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, for which SiRF has not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are accepted. The following table summarizes these services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Gross research and development expense	$19,474	$8,568	$36,724	$15,069
Less: recognized engineering services income	(98)	(21)	(323)	(264)

Net research and development expense	$19,376	$8,547	$36,401	$14,805

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

Foreign Currency

During the fourth quarter of 2005, SiRF reevaluated its functional currency determination due to acquisitions that occurred during fiscal year 2005 and growth of the foreign subsidiaries in both volume and size. As a result, SiRF changed the functional currency for all its foreign subsidiaries to the US dollar. Previously, the functional currency of SiRF’s foreign subsidiaries’ was deemed to be the local currency, with all translation adjustments included as a separate component of stockholders’ equity within ‘Accumulated other comprehensive loss’ on the balance sheet. At the time the original determination of functional currency was made, there were only two foreign subsidiaries which were not material to SiRF and resulting effects of foreign currency translation were insignificant. This policy change did not have a material effect on SiRF’s results of operations or financial position.

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. SiRF’s warranty accrual is based on historical activity and the related expense was not significant for the periods presented.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS No. 131, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments, SiRF determined it operates as a single operating and reportable segment under SFAS No. 131.

Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” or EITF 06-02. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF 06-02 is effective for fiscal years beginning after December 15, 2006, and may be applied by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings or through retrospective application. Currently, SiRF has accrued for the expense related to sabbatical leave when the employee fully vests. SiRF plans to implement EITF 06-02 by recognizing a cumulative effect of the change accounting principle recorded as an adjustment to the beginning balance of retained earnings at January 1, 2007 and is still evaluating the impact of the adoption of EITF 06-02; however, it will likely have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows, as the Company would be required to recognize an additional liability and corresponding operating expense for its existing sabbatical program.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings. The Company is currently assessing FIN 48 and has not determined the impact, if any, that the adoption of FIN 48 will have on its results of operations.

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

SFAS No. 123R permits public companies to adopt its requirements using one of two methods: the modified-prospective method or the modified-retrospective method. Under SFAS No. 123R, the pro-forma disclosures previously permitted will no longer be an alternative to financial statement recognition. Upon adoption of SFAS No. 123R in the first quarter of fiscal 2006, SiRF has applied the Black-Scholes option pricing model to determine the fair value of share-based payments to employees and have elected to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options, restricted stock and restricted stock units, for all new stock options, restricted stock and restricted stock unit grants and elimination of any deferred stock compensation recorded in the balance sheet as of January 1, 2006.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement has reduced net operating cash flows and increased net financing cash flows for the six months ended June 30, 2006 by approximately $17.4 million. Prior to the adoption of SFAS No. 123R, SiRF accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. During the three and six months ended June 30, 2006, SiRF recognized approximately $6.9 million and $11.6 million, respectively, of total employee stock-based compensation. The requirements of SFAS No. 123R and SAB No. 107 had a material adverse impact on SiRF’s condensed consolidated results of operations and earnings per share.

See Note 3, Stock-Based Compensation, below for further discussion of SiRF’s SFAS No. 123R adoption and the corresponding impact on our financial results.

Note 2. Acquisitions

Development-Stage Company

On March 14, 2006, SiRF acquired TrueSpan Incorporated, or TrueSpan, a development-stage company specializing in systems communication. The aggregate purchase consideration for this acquisition was approximately $18.0 million, which includes direct transaction costs and cash acquired and excludes the fair value of assumed unvested TrueSpan stock options, issuance of unvested SiRF restricted stock units and future contingent payments. Such contingent payments will be made to certain former TrueSpan employees contingent upon their continued employment with SiRF and will not exceed $3.0 million. These contingent payments will result in compensation expense amortized on a straight-line basis over the related two-year service period. TrueSpan did not have a developed product, had no customers and was not generating revenue. Accordingly, the Company concluded the TrueSpan acquisition did not met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations, as TrueSpan did not possess the ability to generate outputs in order to continue normal operations and generate a revenue stream by providing its products to customers. The negative excess of the fair value of the net assets acquired over purchase consideration was allocated on a proportionate basis to reduce the fair value of non-monetary assets acquired. The total fair value of net assets acquired, as adjusted for the allocation of excess fair value over purchase consideration, consisted of current assets of $1.2 million, property and equipment of $0.2 million, identified amortizable intangible assets of $1.0 million, net deferred tax assets of $3.4 million, less current liabilities assumed of $0.9 million and recognition of $13.3 million of charges for acquired in-process research and development. The in-process research and development projects had not yet reached technological feasibility at the time of acquisition. These projects will require substantial additional investment relative to the fair value of the transferred set of assets acquired and were at least a year away from commercial viability.

The acquisition of TrueSpan, a technology company with significant communications systems expertise, is intended to add to SiRF’s systems expertise as the Company expands its offerings to include complex multifunction and location technology platform solutions. In connection with the TrueSpan acquisition, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued of 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock units is approximately $10.0 million based upon the average SiRF stock price a few days before and after the acquisition announcement date on March 16, 2006 in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, which will be amortized as compensation expense on a straight-line basis over the service period. SiRF has concluded that this acquisition is insignificant in accordance with the SEC’s Regulation S-X requirements and therefore has not presented pro-forma financial information with respect to this acquisition. SiRF included the results of operations of this transaction prospectively from the date of transaction closing.

Businesses

In fiscal 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product line of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft, a privately held software company based in Bangalore, India. SiRF has concluded that these acquisitions were insignificant on an individual basis and on an aggregate basis in accordance with the SEC’s Regulation S-X requirements and therefore has not presented pro-forma financial information with respect to these acquisitions.

In connection with the Kisel acquisition on April 28, 2005, SiRF issued 784,926 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. The approximate $8.9 million fair value related to these shares of common stock is being amortized as compensation expense over the service period using the accelerated method prescribed by the Financial Accounting Standards Board Interpretation, or FIN, No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Certain adjustments to the aggregate purchase consideration for Kisel will be recorded in future periods as contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. Such contingent payments will not exceed $3.7 million and will result in an increase in goodwill related to this acquisition. During the second quarter of fiscal 2006, SiRF recorded approximately $1.8 million in contingent cash payments to certain former Kisel shareholders upon achievement of certain milestones, which resulted in an increase in goodwill related to this acquisition.

In connection with the acquisition of Motorola’s GPS chip set product line on June 1, 2005, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. The approximate $2.2 million fair value related to these restricted stock units is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. These common stock options and restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. During the second quarter of fiscal 2006, SiRF recorded a purchase accounting adjustment to de-recognize a portion of an acquisition related prepaid asset that was no longer realizable, which resulted in an increase of approximately $0.3 million in goodwill related to this acquisition.

In connection with the acquisition of Impulsesoft on December 24, 2005, SiRF issued 119,134 restricted stock units, with an approximate fair value of $3.5 million, which is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. The restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. In addition, future contingent payments will be made to certain former Impulsesoft shareholders contingent upon their continued employment with SiRF, which will not exceed $2.2 million and will result in compensation expense recorded over the related two-year service period.

Note 3. Stock-Based Compensation

On January 1, 2006, SiRF adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

SiRF accounts for equity instruments issued to non-employees in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF Issue No. 96-18, compensation expense for non-employee stock options is calculated using the Black-Scholes option pricing model and is recorded as the shares underlying the options are earned. The unvested shares underlying the options are subject to periodic revaluation over the remaining vesting period, as these options have similar characteristics to our employee options.

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, SiRF applied the intrinsic-value-based method prescribed in APB Opinion No. 25 in accounting for employee stock option plans, our 2004 Employee Stock Purchase Plan, or the Purchase Plan, rights and other stock-based compensation, and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures. Under APB Opinion No. 25, SiRF recognized compensation expense when it issued equity awards such as restricted stock and restricted stock units or granted common stock options with a discounted exercise price, and recognized any resulting compensation expense over the associated service period, which was generally the award or option vesting term. SiRF recognized compensation expense related to restricted stock, restricted stock units and common stock options using a multiple option valuation approach in accordance with FIN No. 28. Prior to there being a public market for SiRF’s common stock, the Board of Directors determined the deemed fair value of the Company’s common stock based on factors such as the sale of SiRF’s preferred stock, results of operations and consideration of the fair value of comparable publicly traded companies.

Prior to the adoption of SFAS No. 123R, SiRF provided the disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense for the three and six months ended June 30, 2005 was as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share data)
Net income as reported	$3,895	$5,524
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	497	1,027
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(2,373)	(4,588)

Pro forma net income	$2,019	$1,963

Net income per share
Basic:
As reported	$0.08	$0.12
Pro forma	$0.04	$0.04
Diluted:
As reported	$0.07	$0.11
Pro forma	$0.04	$0.04

The information above regarding net income and net income per share was prepared in accordance with SFAS No. 123 and has been determined as if SiRF accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the fair value method prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. For purposes of pro forma disclosures, the estimated fair value of the Purchase Plan rights is amortized over the individual accumulation periods comprising the offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method. Options granted on or after February 10, 2004 have been valued using the Black-Scholes option pricing model.

Adoption of SFAS No. 123R

SiRF elected to adopt the modified prospective application method as provided by SFAS No. 123R. Accordingly, during the second quarter and first half of fiscal 2006, SiRF recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported financial statements have not been restated. The effect of recording employee stock-based compensation for the second quarter and first half of fiscal 2006 were as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$3,633	$5,916
Employee purchase plan rights	416	876
Restricted stock units	2,913	4,962
Stock-based compensation expense capitalized as inventory	(80)	(155)

Total employee stock based compensation	6,882	11,599
Tax effect on stock-based compensation	(1,443)	(2,360)

Net effect on net income	$5,439	$9,239

Effect on earnings per share:
Basic	$0.11	$0.18
Diluted	$0.10	$0.18

Six months ended June 30, 2006
Tax effect on:
Cash flows from operating activities	$(17,397)
Cash flows from financing activities	$17,397

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

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within SAB No. 107. SAB No. 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. As SiRF’s options are considered “plain vanilla” and no awards have been issued with a market condition, SiRF has elected to use this simplified method as it has limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. SiRF will utilize this simplified method as provided within SAB No. 107 only for stock option grants through December 31, 2007 (the maximum allowed transition period per SAB No. 107). During the transition period, SiRF will evaluate its expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. During the second quarter and first half of fiscal 2006, SiRF’s estimated expected term was approximately 4.57 and 4.97 years, respectively, based upon the simplified method provided by SAB No. 107, as compared to approximately 2.96 years during the second quarter and first half of fiscal 2005, which was estimated utilizing a weighted average calculated based on the vesting term of the underlying options.

Expected Volatility: SiRF utilized its own historical and implied volatility in valuing its stock option grants. SiRF also evaluated the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of its volatility assumption. During the second quarter of fiscal 2006, the volatility used to value employee stock options was 50% and the volatility used to value the purchase rights under the Purchase Plan was 55%.

Expected Dividend: The Black-Scholes option pricing model calls for a single expected dividend yield as an input. SiRF has not issued any dividends, nor does it expect to issue dividends in the near future; therefore, a dividend yield of zero was used.

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

The fair value of stock options and new ESPP purchase rights were estimated with the following weighted-average assumptions:

	Stock Options				ESPP
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Risk-free interest rate	5.0%	3.6%	4.9%	3.6%	5.0%	3.36%	5.0%	3.36%
Average expected life of options (in years)	4.57	2.96	4.97	2.96	1.25	1.25	1.25	1.25
Volatility	50%	55%	50%	55%	55%	55%	55%	55%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock utilizing the Black-Scholes option pricing model during the second quarter of fiscal 2006 and 2005, was $16.03 and $5.47, respectively. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock utilizing the Black-Scholes option pricing model during the first half of fiscal 2006 and 2005, was $16.56 and $5.25, respectively. No options were granted in the second quarter or first half of fiscal 2006 or 2005 with exercise prices below the deemed fair value of common stock.

The estimated fair value of ESPP purchase rights is amortized over the individual accumulation periods comprising the offering period. The weighted average fair value of new ESPP purchase rights was $14.35 during the second quarter and first half of fiscal 2006.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of June 30, 2006, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 3,959,960 shares of common stock were outstanding.

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

Under the 2004 Plan, options generally expire between seven and ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods are determined by the Company’s Board of Directors and generally provide for shares to vest ratably over a four-year period. As of June 30, 2006, 4,391,721 options to purchase common stock and 777,454 unvested shares granted were outstanding and 4,379,963 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the 2004 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were 147,232 shares of common stock issued under the Purchase Plan with weighted-average purchase price of $11.52 during the second quarter of fiscal 2006. As of June 30, 2006, there were 1,999,561 shares available for issuance under the Purchase Plan.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition. As of June 30, 2006, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 29,032 shares of common stock were outstanding.

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan, 1995 Plan and the TrueSpan Plan at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.08 — $ 3.76	625,989	3.58	$1.84	$19,015	599,854	$1.76	$18,272
$ 4.00 — $ 4.00	2,812,784	6.76	$4.00	$79,377	2,124,161	$4.00	$59,944
$ 5.50 — $12.40	842,223	7.26	$9.39	$19,229	461,817	$8.45	$10,977
$12.51 — $12.51	1,261,399	8.46	$12.51	$24,862	157,266	$12.51	$3,100
$13.07 — $18.96	900,612	8.77	$15.17	$15,352	194,832	$14.58	$3,436
$22.19 — $30.90	592,500	8.93	$28.75	$2,057	—	—	—
$33.98 — $33.98	925,356	6.84	$33.98	—	—	—	—
$35.18 — $36.40	320,050	9.45	$35.70	—	—	—	—
$36.79 — $36.79	99,600	9.61	$36.79	—	—	—	—
$39.73 — $39.73	200	9.80	$39.73	—	—	—	—

$ 0.08 — $39.73	8,380,713	7.35	$13.52	$159,892	3,537,930	$5.16	$95,729

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $32.22 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at June 30, 2006 was approximately 6.27 years.

A summary of stock option activity as of June 30, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,363,447	$8.12
Granted and acquisition-related assumed options	1,663,616	$33.27
Exercised	(1,426,569)	$5.05
Forfeited/Expired	(219,781)	$12.54

Outstanding at June 30, 2006	8,380,713	$13.52

As of June 30, 2006, there was approximately $30.6 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years. Net cash proceeds from the exercise of stock options were approximately $7.2 million and $3.0 million for first half of fiscal 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the first half of fiscal 2006 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $32.22 as of June 30, 2006, was approximately $38.8 million.

A summary of restricted stock unit activity as of June 30, 2006 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	264,792	$22.21
Granted	528,032	$35.44
Vested	(15,115)	$16.22
Forfeited	(255)	$29.96

Unvested at June 30, 2006	777,454	$31.31

The fair value of the Company’s acquisition related restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant or as determined under EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. As of June 30, 2006, there was $23.7 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 3.1 years.

As of June 30, 2006, there was $0.9 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

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

In connection with the acquisition of TrueSpan, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock issuance is approximately $10.0 million based upon the average SiRF stock price a few days before and after the acquisition announcement date on March 16, 2006 in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, which will be amortized as compensation expense on a straight-line basis over the service period. There was no deferred stock compensation recorded after the adoption of SFAS No. 123R.

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

Note 4. Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Work in process	$1,224	$393
Finished goods	10,846	13,174

Total inventories	$12,070	$13,567

Note 5. Segment and Geographical Information

As discussed in Note 1, SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision maker in evaluating our financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the chief executive officer, or CEO. Based on the financial information available to and reviewed by the CEO, the Company has determined that it operates in a single operating segment.

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net revenue:
United States	$8,453	$6,686	$20,325	$13,433
Export sales from the United States:
Taiwan	33,594	18,528	63,634	31,348
Singapore	7,982	2,772	11,973	4,599
Canada	1,497	2,543	2,587	4,032
Europe	2,725	2,676	4,597	4,431
New Zealand	361	676	1,716	1,558
Japan	1,238	638	2,455	1,217
China	833	550	1,346	1,477
Other	487	341	1,217	346

Net revenue	$57,170	$35,410	$109,850	$62,441

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

Note 6. Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	June 30, 2006	December 31, 2005	Three Months Ended June 30,		Six Months ended June 30,
			2006	2005	2006	2005
Customer
A	38%	9%	42%	42%	42%	40%
B	7%	—	15%	—	12%	—
C	6%	10%	7%	11%	11%	14%
D	11%	20%	11%	8%	8%	7%
E	8%	16%	4%	4%	4%	5%
F	6%	13%	3%	2%	4%	1%

Note 7. Identified Intangible Assets

Identified intangible assets at June 30, 2006, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(16,485)	$7,214
Acquisition-related customer relationships	18,510	(7,196)	11,314
Acquisition-related assembled workforce	1,479	(584)	895
Acquisition-related patents	2,000	(167)	1,833

Total acquisition-related intangible assets	45,688	(24,432)	21,256
Intellectual property assets	2,030	(736)	1,294

Total identified intangible assets	$47,718	$(25,168)	$22,550

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

Amortization expense of acquisition-related intangible assets was $1.4 million and $2.7 million for the three and six months ended June 30, 2006, respectively, and $1.3 million and $2.4 million for the three and six months ended June 30, 2005, respectively. Amortization of intellectual property assets was $0.2 million and $0.3 million for the three and six months ended June 30, 2006, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively, and was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at June 30, 2006 is as follows:

Fiscal year:	(In thousands)
2006 (remaining 6 months)	$2,893
2007	4,738
2008	4,259
2009	2,923
2010	1,331
Thereafter	6,406

Total	$22,550

Note 8. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	June 30, 2006	December 31, 2005
	(In thousands)
Deferred distributor revenue	$739	$2,109
Less: inventory held at distributors	(289)	(913)

Deferred margin on shipments to distributors	$450	$1,196

Note 9. Comprehensive Income (Loss)

The Components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$1,687	$3,895	$(9,278)	$5,524
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	(16)	76	(3)	(58)
Change in cumulative translation adjustments	—	(120)	—	(114)

Total comprehensive income (loss)	$1,671	$3,851	$(9,281)	$5,352

Note 10. Long-Term Obligations

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (8.25% of June 30, 2006) or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of June 30, 2006 or December 31, 2005. There were no letters of credit collateralized by the line of credit as of June 30, 2006 or December 31, 2005.

Note 11. Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, are considered as related parties. The Company entered into an agreement with Skyworks Solutions, Inc., or Skyworks, to manufacture some of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three and six months ended June 30, 2006, SiRF purchased zero products from Skyworks. In the three and six months ended June 30, 2005, SiRF purchased approximately $0.1 million and $0.3 million of product from Skyworks, respectively. As of June 30, 2006, SiRF did not have any trade payables to Skyworks and had approximately $0.2 million of non-cancelable purchase orders with Skyworks. As of December 31, 2005, SiRF did not have any trade payables to Skyworks and had an insignificant amount of non-cancelable purchase orders with Skyworks.

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

On August 5, 2005, SiRF’s subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. In January 2006, u-Nav counterclaimed by alleging that one of its patents was infringed by SiRF’s subsidiary. On June 6, 2006, SiRF Technology, Inc. filed a second amended complaint with the Court adding four additional patents to its claims of infringement against u-Nav, and u-Nav counterclaimed on the same day alleging that our subsidiary infringed a second patent. Discovery in this case is continuing, and a trial date has been set for July 24, 2007. The outcome of any litigation, including the lawsuit against u-Nav, is uncertain and either favorable or unfavorable outcomes could have a material impact.

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

In conjunction with the acquisition and other facility lease renewals during the first and second quarters of fiscal 2006, the Company’s future minimum rental payments required under capital and operating leases and the present value of annual minimum lease payments under capital leases are as follows:

Operating Leases (1)
(In thousands)
Fiscal Year
2006 (remaining 6 months)	$1,405
2007	1,841
2008	1,862
2009	1,493
2010	419
Thereafter	148

Future minimum lease payments	$7,168

(1)	Obligations under capital leases are insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our operating segment, our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers outside of that region, the expected growth of the LBS market and its impact on our business, our dependency on establishing and maintaining relationships with established providers and industry leaders, increases in research and development costs, sales and marketing expenses and general and administrative expenses, stock-based compensation charges and amortization of intangible assets, our granting of stock options, adjustments for our tax liability, expansion of our engineering group, expansion of our product lines, enhancing our efficiencies in logistic management, anticipated benefits of our recent acquisitions, the success of SiRFStarIII and SiRFLoc and the importance of their success on our revenue growth, our ability to meet market demand for low power and small size GPS functionality products, impact from changes in interest rates, our profitability, our critical accounting policies and impact of recent accounting pronouncements, our gross margins, our expenses, our revenues and sources of revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, our dependency on relationships with and concentration of our customers, costs of being a public company, our disclosure controls and procedures, future acquisitions or investments, competition and our competitive position, our intellectual property including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

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

Overview

We are a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of June 30, 2006, we had an intellectual property portfolio of 136 patents granted in the United States and 39 patents granted in foreign countries.

We market and sell our products to original equipment manufacturers, or OEMs, of three target platforms: wireless handheld devices, such as mobile phones; automotive electronics systems, including navigation and telematics systems; and consumer and compute devices, including personal digital assistants, notebook computers, recreational GPS handhelds, mobile gaming machines, digital cameras and watches. As we supply products that support multiple applications within these three target platforms, we do not have the ability to discreetly track separate financial information for each of these three target platforms. Additionally, we market and sell our products to value-added manufacturers, or VAMs, who typically provide GPS modules or sub-systems to the OEMs, and through intellectual property partners, who integrate our core technology into their products. Intellectual property partners are typically large semiconductor companies.

As usage of GPS technology for high volume applications is generally in early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. In fiscal 2004, we saw the emergence of portable navigation systems as a new growth driver and in 2005 and in 2006 it continues to be a major driver in our growth. While the location based services, or LBS, market for wireless operators is in its early stages, we expect it to become a growth driver for our business starting the first half of 2007. Our long term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant efforts on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

On March 14, 2006, we acquired TrueSpan Incorporated, or TrueSpan, a privately-held Delaware corporation, formed in August 2004 located in Long Beach, California and in Bangalore, India. The acquisition of TrueSpan, a technology company with significant communications systems expertise, is intended to add to our systems expertise as we expand our offerings to include complex multifunction and location technology platform solutions. We concluded the TrueSpan acquisition did not meet the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations, as TrueSpan did not possess the ability to generate outputs in order to continue normal operations and generate a revenue stream by providing its products to customers. As such, we recognized $13.3 million of charges for acquired in-process research and development, which were projects that had not yet reached technological feasibility at the time of acquisition. These projects will require substantial additional investment relative to the fair value of the transferred set of assets acquired and were at least a year away from commercial viability at the time of acquisition.

In fiscal 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product line of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft, a privately held software company based in Bangalore, India. The acquisition of Kisel on April 28, 2005, a company with extensive expertise in complex integrated transceiver designs, is intended to complement our existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Motorola’s GPS chip set product line on June 1, 2005, is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement our existing products and a strong customer base. As part of the Motorola acquisition we recognized $0.8 million of charges for acquired in-process research and development, which related to a project that had not yet reached technological feasibility at the time of acquisition. The acquisition of Impulsesoft on December 24, 2005, an expert in Bluetooth stereo solutions and embedded software, is intended to provide users of Bluetooth technology with a rich audio experience and deliver and support value-added embedded software solutions to complement our chip set offerings.

In 2005, we launched a range of new products including: (a) the GSC3 family, our highly integrated, low-power GPS products, which are based on the SiRFstarIII architecture that combine radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package and (b) the GSC2 family, which combines radio frequency integrated circuit and a digital signal processing circuit in a single package with one third the power and half the size of it’s predecessor. In the second quarter of 2005, we started to ramp-up the first product line based on our SiRFstarIII architecture in volume production and now the SiRFstarIII architecture based products are the primary contributors to our revenue stream as we continue to see customers migrate from products based on our SiRFstarII architecture to products based on our SiRFstarIII architecture. Our SiRFLoc server platform is key to our success in penetrating the market for wireless operators and in the third quarter of 2005, one of our operator customers commenced deployment of our SiRFLoc server platform in their network and during the first half of fiscal 2006, another operator customer commenced deployment. Our SiRFSoft product family is not yet in high-volume commercial production.

During the first half of fiscal 2006, we announced four new products: (a) SiRFLink, our first multifunction architecture and product line that utilizes the synergies between GPS and Bluetooth for a range of consumer platforms and accessories, (b) SiRFInstantFix, our unique service that minimizes the start-up wait time for GPS systems, (c) SiRFstarIII-LT, our most power-efficient and the smallest version of our flagship SiRFstarIII architecture ideal for a wide range of GPS enabled consumer mobile devices and (d) GSCi-5000, our extremely small multimode A-GPS chip, based on a new architecture, and optimized to address the space and cost constraints of cellular handsets. None of these product lines are in volume production as yet and we do not expect any significant revenue contribution from these product lines until late 2006. Strong interest and design win activity for these products, especially the SiRFstarIII based products are important for our revenue growth in 2006 and beyond.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the second quarter of 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 68% of our net revenue. In the first half of fiscal 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 65% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SoftGPS® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFSoft™, SiRFstarII™, SiRFNav™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™ and Multimode Location Engine™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock-based compensation, which impacts cost of revenue, gross margin and operating expenses, as well as footnote disclosure; (d) accounts receivable allowance, which impacts general and administrative expense; (e) product warranty, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts operating expenses; and (e) income taxes which impacts provision for income taxes and our deferred tax assets and liabilities. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition. We recognize revenue from sales to our direct customers, both OEMs and VAMs, when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, as well as fixed or determinable pricing and probable collectibility. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. We assess the need for allowances at the time of sale to our direct customers for estimated sales returns. We determine these allowances based upon historical rates of returns.

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

We license rights to use our intellectual property to allow licensees to integrate our GPS technology into their products. We also license rights to use our premium software products to licensees to enable our chip sets to provide enhanced functionality in specific applications. We recognize software product revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Licensees pay ongoing royalties based on defined terms in software license agreements. Payments are generally made based on licensees’ sales of their products incorporating the licensed intellectual property or premium software. Royalty revenue is generally recognized at the time products containing the licensed intellectual property or premium software are sold by the licensees based on quarterly reports received from licensees detailing the number of chip sets shipped by licensees into which our intellectual property or premium software was embedded. For certain licensees, or Estimated Licensees, we estimate and record the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of our sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once we receive royalty reports from the Estimated Licensees, we record the variance between such reports and the estimate as royalty revenue in the quarter in which we receive the reports. To date, such variances have not been significant. Subsequent to the sale, we have no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

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

Stock-Based Compensation. Beginning on January 1, 2006 we account for our employee stock options and the purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the provisions of SFAS No. 123R and U.S. Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107. SFAS No. 123R requires stock-based compensation cost to be measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. We adopted the modified prospective application method as provided by SFAS No. 123R. Under the modified-prospective method compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously reported financial statements have not been restated and pro forma disclosures previously required by SFAS No. 123 continue to be required. The fair value of our restricted stock units was calculated based upon the fair market value of our stock at the date of grant or as determined under EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, for our acquisition related restricted stock units. The fair value of our stock options and our Purchase Plan rights was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, as disclosed in Note 3 of our condensed consolidated financial statements, and elections in adopting and implementing SFAS No. 123R, including the option’s expected term and the price volatility of the underlying stock. We have elected to use this simplified method as prescribed by the SEC’s Staff Accounting Bulletin, or SAB, No. 107, to estimate the option’s expected term as we have limited historical exercise data or alternative information to estimate a reasonable expected term assumption. Our options are considered “plain vanilla” as defined by SAB No. 107. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. We utilized our own historical and implied volatility in valuing our stock option grants. We also evaluated the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption. During the second quarter of fiscal 2006, the volatility used to value our employee stock options was 50% and the volatility used to value our purchase rights under the Purchase Plan was 55%. Actual volatility, expected lives, and interest rates may be different than our assumptions which would result in an actual value of the options being different than estimated. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

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

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. We report charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. We regularly review past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of June 30, 2006, 49% of our receivables were concentrated in two customers, which each accounted for 10% or more of our net receivables. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

Product Warranty. We provide for the estimated cost of product warranties at the time revenue is recognized. We continuously monitor chip set returns for product failures and maintain a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that we believe to be reasonable under the circumstances. Our product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. Our warranty accrual is based on historical activity and the related expense was not significant for the periods presented.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the long-lived assets or goodwill’s carrying value. If the initial test for recovery fails, measurement of impairment is based on projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital and the relevant discount rate. Should actual results differ significantly from our current estimates, impairment charges may result.

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

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During the second quarter of 2006, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

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

Results of Operations

Revenue

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$54,386	95%	$32,522	92%	$104,549	95%	$57,543	92%
License royalty revenue	2,784	5%	2,888	8%	5,301	5%	4,898	8%

Net revenue	$57,170		$35,410		$109,850		$62,441

Increase, period over period	$21,760				$47,409

Percentage increase, period over period	61%				76%

Net revenue increased 61% and 76% in the second quarter and first half of fiscal 2006, respectively, compared to the corresponding prior year periods due primarily to an increase in product revenue. The increase in product revenue in the second quarter and first half of 2006 as compared to the prior year periods resulted primarily from an 85% and 103% increase in unit shipments of chip sets, respectively, which was due in part to increased sales of our product line based on our SiRFStarIII architecture. This increase was partially offset by an 8% and 10% decline in average selling prices in the corresponding prior year periods, respectively.

License royalty revenue decreased slightly in the second quarter of fiscal 2006 compared to the prior year period due a change in the mix of customers selling products containing SiRF’s licensed intellectual property. License royalty revenue increased in the first half of fiscal 2006 compared to the prior year period due primarily to an increase in licensees’ sales of products containing our licensed intellectual property during the first quarter of fiscal 2006. License royalty revenue represented 5% of our net revenue in the second quarter and first half of fiscal 2006, as compared to 8% of our net revenue in the second quarter and first half of fiscal 2005. License royalty revenue as a percentage of total net revenue declined as compared to the prior year periods primarily due to the significant growth in product revenue, although the license royalty unit volumes increased year over year. This trend is expected to continue based on our long-term business model.

Export sales from the United States to customers outside the United States accounted for 85% and 81% of net revenue in the second quarter of fiscal 2006 and 2005, respectively, and 81% and 78% of net revenue in the first half of fiscal 2006 and 2005, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 77% and 64% of net revenue in the second quarter of 2006 and 2005, respectively, and approximately 73% and 62% in the first half of fiscal 2006 and 2005, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our chip-set sales are denominated in United States dollars.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of revenue	$24,998	$15,580	$48,623	$27,488

Percentage of net revenue	44%	44%	44%	44%

Increase, period over period	$9,418		$21,135

Percentage increase, period over period	60%		77%

Cost of revenue increased in the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods due primarily to an increase in the volume of chip sets shipped and recognized as product revenue, partially offset by declines in per-unit materials cost. Cost of product revenue includes stock compensation expense of $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross margin	$32,172	$19,830	$61,227	$34,953

Percentage of net revenue	56%	56%	56%	56%

Increase, period over period	$12,342		$26,274

Percentage increase, period over period	62%		75%

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross margin percentage	56%	56%	56%	56%
Product gross margin percentage	54%	52%	53%	52%

Gross margin as a percentage of net revenue remained flat in the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods. Gross margin as a percentage of net revenue was impacted by license royalty revenue becoming a smaller percentage of total net revenue and the decrease in average selling prices, which was offset by declines in per unit materials cost. Included within cost of revenue for the second quarter and first half of fiscal 2006 is approximately $0.2 million and $0.3 million of stock compensation expense, respectively, which had an insignificant impact on gross margin. Product gross margin as a percentage of net revenue increased in the second quarter and first half of 2006 as compared to the corresponding prior year periods due primarily to a decline in materials cost.

In the future, our gross margin percentages may be affected by increased competition and related decreases in unit average selling prices, changes in the mix of products sold (including the extent of license royalty revenue), the availability and cost of products from our suppliers, manufacturing yields (particularly on new products), increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Our results of operations for the second quarter and first half of fiscal 2006 were impacted by the adoption of SFAS No. 123R, which requires us to recognize a non-cash expense related to the estimated fair value of all our employee stock-based compensation awards. We elected to use the modified prospective transition method of adoption, which requires the inclusion of stock-based compensation expense in our results of operations beginning in the first quarter of 2006 without restating prior periods to include stock-based compensation expense. In periods prior to the adoption of SFAS No. 123R, when employee stock-based compensation awards had an exercise price equal to or higher than the market value of the underlying common stock on the date of grant, no stock-based compensation expense was recognized in statement of operations. In periods prior to the adoption of SFAS No. 123R, we recorded stock compensation expense associated with equity awards issued in conjunction with acquisitions and pre-IPO options granted at less than deemed fair market value. Of the approximately $6.9 million in total employee stock-based compensation expense recognized in the second quarter of fiscal 2006, $4.5 million is included in research and development expense, $1.0 million is included in sales and marketing expense and $1.2 million is included in general and administrative expense. Of the approximately $11.6 million in total employee stock-based compensation expense recognized in the first half of fiscal 2006, $7.8 million is included in research and development expense, $1.6 million is included in sales and marketing expense and $1.9 million is included in general and administrative expense. These amounts are depicted in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Operating expenses include the following stock compensation expense:
Research and development	$4,528	$1,025	$7,838	$1,244
Sales and marketing	965	163	1,623	321
General and administrative	1,194	160	1,878	341

Research and Development

Research and development expense consists primarily of salaries, bonuses and benefits for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $0.1 million and $0.02 million in the second quarter of fiscal 2006 and 2005, respectively, and $0.3 million in both the first half of 2006 and 2005, respectively. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Research and development	$19,376	$8,547	$36,401	$14,805

Percentage of net revenue	34%	24%	33%	24%

Increase, period over period	$10,829		$21,596

Percentage increase, period over period	127%		146%

Research and development expense increased in both the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods due primarily to a 71% increase in headcount, which resulted in increases in headcount related expenses of approximately $2.8 million and $6.1 million, respectively. The increase in headcount is primarily attributable to the acquisition of Impulsesoft in 2005 and the acquisition of TrueSpan in the first quarter of 2006, as well as the overall growth of our business. In conjunction with these acquisitions during the second quarter and first half of fiscal 2006, approximately $1.1 million and $1.5 million, respectively, of acquisition-related contingent payments were recorded as compensation expense, with no similar expense in the corresponding prior year period. Additional increases in both the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods was attributed to increases in product development expenses of approximately $1.4 million and $3.3 million, respectively. The increase in research and development expense during the second quarter and first half of fiscal 2006 is further attributable to the net increase in stock compensation expense of approximately $3.5 million and $6.6 million, respectively, which is primarily associated with our recent acquisition related stock compensation awards as compared to the corresponding prior year period. Additionally, increased costs associated with physical implementation of chip designs, as well as increased depreciation and amortization of engineering equipment and licensed technology attributed to the overall increase in research and development expense. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Sales and marketing	$4,583	$3,276	$9,032	$6,542

Percentage of net revenue	8%	9%	8%	10%

Increase, period over period	$1,307		$2,490

Percentage increase, period over period	40%		38%

Sales and marketing expense increased slightly in both the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods due primarily to the net increase in stock compensation expense of approximately $0.8 million and $1.3 million, respectively. The increase in sales and marketing expense during the second quarter and first half of fiscal 2006 is further attributable to increases in headcount related expenses of approximately $0.3 million and $0.8 million, respectively. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
General and administrative	$4,761	$2,487	$8,528	$5,434

Percentage of net revenue	8%	7%	8%	9%

Increase, period over period	$2,274		$3,094

Percentage increase, period over period	91%		57%

General and administrative expense increased in both the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods due primarily to increases in headcount related expenses and increased costs for legal, accounting and professional consulting services of approximately $1.0 million and $1.2 million, respectively. The increase in general and administrative expense during the second quarter and first half of fiscal 2006 is further attributable to the net increase in stock compensation expense of approximately $1.0 million and $1.5 million, respectively. The increase in general and administrative expense is primarily associated with the growth of our business, as well as our recent acquisitions. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business and investments in our information technology infrastructure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,383	$1,281	$2,706	$2,439

Percentage of net revenue	2%	4%	2%	4%

Increase, period over period	$102		$267

Percentage increase, period over period	8%		11%

Amortization of acquisition-related intangible assets increased in both the second quarter and first half of fiscal 2006 as compared to the corresponding prior year periods due primarily to increases in amortization expense for intangible assets acquired in the acquisition of TrueSpan in the first quarter of 2006 and the acquisition of Impulsesoft in the fourth quarter of 2005. During the fourth quarter of 2005, we determined it was more likely than not that certain net operating losses acquired in connection with the Enuvis acquisition will be realized and therefore recognized an associated deferred tax asset of approximately $5.0 million. Recognizing this deferred tax asset resulted in the reduction of the remaining $4.3 million unamortized cost of acquisition-related developed technology to zero. The resulting reduction in amortization of acquisition-related intangible assets for this asset, partially offset the increased intangible asset amortization associated with the TrueSpan and Impulsesoft acquisitions.

Acquired in-Process Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Acquired in-process research and development	$—	$760	$13,251	$760

Percentage of net revenue	—	2%	12%	1%

Decrease/Increase, period over period	$(760)		$12,491

Percentage decrease/increase, period over period	(100)%		1,644%

In connection with the acquisition of TrueSpan in the first quarter of fiscal 2006, we allocated approximately $13.3 million of the purchase price to acquired in-process research and development, or IPR&D, with no similar expense incurred during the second quarter of fiscal 2006. The corresponding prior year periods include approximately $0.8 million of acquired IPR&D associated with the acquisition of the Motorola’s GPS chipset product line in the second quarter of fiscal 2005. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the associated project had not yet reached technological feasibility and no future alternative uses existed for the acquired technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the projects in determining the value assigned to the acquired IPR&D.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was $1.4 million and $2.7 million in the second quarter and first half of fiscal 2006, respectively, and $0.9 million and $1.8 million in the second quarter and first half of 2005, respectively. The increase in other income, net, in both periods as compared to the corresponding prior year period is attributable to the increased interest rates earned on our cash equivalents, short- and long-term investments.

Provision for Income Taxes

Provision for income taxes was $1.7 million and $3.3 million in the second quarter and first half of fiscal 2006, respectively, and $0.5 million and $1.2 million in the second quarter and first half of 2005, respectively. Our estimated effective tax rate was 51% and (54%) in the second quarter and first half of 2006, respectively, and 11% and 18% in the second quarter and first half of 2005. The provision for income taxes in the second quarter of 2006 differs from the amount computed by applying the statutory federal rate principally due to nondeductible stock-based compensation expense and tax benefits from disqualified dispositions of incentive stock options and our employee stock purchase plan during the quarter. The provision for income taxes in the first half of 2006 also differs from the amount computed by applying the statutory federal rate principally due to nondeductible acquired in-process research and development expense incurred as part of the TrueSpan acquisition during the first quarter of 2006. With the expiration of the federal research and development tax credit on December 31, 2005, we did not factor this credit into our effective rate calculations for the second quarter or first half of 2006.

The provision for income taxes in the second quarter and first half of 2005 differs from the amount computed by applying the statutory federal rate principally due to a tax benefit from disqualified dispositions of incentive stock options and research and development tax credits.

Liquidity and Capital Resources

Financial Condition

	Six Month Ended June 30,
	2006	2005
	(In thousands)
Net cash (used in) provided by operating activities	$(3,097)	$14,467
Net cash used in investing activities	(39,636)	(34,396)
Net cash provided by financing activities	24,588	2,433

Net decrease in cash and cash equivalents	$(18,145)	$(17,496)

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit. As of June 30, 2006, we had $106.0 million in cash, cash equivalents, and marketable securities and $137.2 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $117.9 million and $142.1 million in working capital as of December 31, 2005. As of June 30, 2006, we had $33.6 million in long-term investments, as compared to a long-term investments balance of $20.8 million as of December 31, 2005. The increase of $12.8 million in long-term investments is consistent with our investment policy to manage our working capital.

Operating Activities – Net cash used in operating activities was $3.1 million in the first half of fiscal 2006, which resulted primarily from a net loss of $9.3 million, adjusted for non-cash reconciling items of approximately $16.5 million related to stock compensation expense, depreciation and amortization, acquired in-process research and development, and changes in deferred tax assets. In conjunction with the adoption of SFAS No. 123R, we present the cash retained in connection with the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement has reduced net operating cash flows and increased net financing cash flows during the first half of 2006 by approximately $17.4 million. Net cash used in operating activities was also partially impacted by an increase in accounts receivables of $13.4 million, an increase in prepaid expenses and other current assets of $1.3 million, offset by an increase in accounts payable and accrued payroll and related benefits of $4.3 million.

Net cash provided by operating activities was $14.5 million in the first half of fiscal 2005, which resulted primarily from net income of $5.5 million, adjusted for non-cash reconciling items of $8.2 million in stock compensation expense, depreciation, amortization, acquired in-process research and development, decline in the deferred tax assets balance due to utilization of tax attributes that otherwise would have offset income taxes payable, as well as an increase in accounts payable of $3.9 million due to timing of receipt of inventories from our suppliers. Cash provided by operating activities was partially offset by increases in inventory of $1.4 million due to the above mentioned timing of receipt of inventory, as well as an increase in prepaid expenses and other current assets of $1.0 million.

Investing Activities – Net cash used in investing activities was $39.6 million in the first half of fiscal 2006, which was primarily due to the acquisition of TrueSpan during the first quarter of fiscal 2006 that represented approximately $16.8 million, net of cash acquired. The cash paid in connection with the TrueSpan acquisition during the first quarter of fiscal 2006 excludes approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over the related two-year service period. See Note 2 of “Notes to Condensed Consolidated Financial Statements” in Item 1 for further information. During the second quarter of fiscal 2006, SiRF paid approximately $1.8 million in contingent cash payments associated with a past acquisition, which resulted in an increase in goodwill related to this acquisition. In addition, the net expenditures from maturities and sales of available-for-sale investments of $19.0 million and to a lesser extent capital expenditures during the first half of fiscal 2006 of $1.3 million impacted net cash used in investing activities.

Net cash used in investing activities was $34.4 million in the first half of 2005, which consisted primarily of our acquisitions of Kisel and the GPS chipset product line of Motorola for a total of $40.8 million, net of cash acquired and including in-process research and development expense of $0.8 million, as well as capital expenditures of $1.6 million. Net cash used in investing activities during the first half of 2005 was partially offset by maturities and sales of available-for-sale investments, net of purchases of available-for-sale investments of $8.1 million.

Financing Activities – Net cash provided by financing activities was approximately $24.6 million in the first half of fiscal 2006, which was primarily due to the proceeds from stock option exercises of approximately $7.2 million and an increase in net financing cash flows of approximately $17.4 million related to the cash retained in connection with the benefits of tax deductions in excess of recognized compensation cost as required under SFAS No. 123R.

Net cash provided by financing activities was $2.4 million in the first half of 2005 was driven primarily by proceeds from stock option exercises and employee purchases of common stock under our employee stock purchase plan, partially offset by payment on our litigation settlement obligation.

In February 2005, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (8.25% as of June 30, 2006), or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of our assets. We had no borrowings under the line of credit as of June 30, 2006 or December 31, 2005. As of June 30, 2006, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2006, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

After the completion of our fourth fiscal quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. To remediate this error, in the first quarter of 2005, we engaged a new third-party tax advisor to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets, established formal internal procedures for the review and preparation of our provision for income taxes. Based on our assessment during the first half of 2005, we believed these measures had remediated this error; however, during the review of our quarterly financial statements for the third quarter of 2005, our independent registered public accounting firm discovered certain errors in the calculation of our benefit from income taxes and our deferred tax assets. These errors were discovered and corrected prior to the release of our

September 30, 2005 financial results. Based on these findings, we revisited the measures previously taken and refined certain aspects of our internal controls around our income tax accounting process to mitigate the risk of such errors in the future, including enhancing our internal procedures for the review and preparation of our provision for income taxes, as well as the financial statements. Based on our assessment as of the end of 2005 and the first and second quarters of 2006, we believe that these refinements, together with the measures previously taken, have remediated the material weakness and that we have effective internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended June 30, 2006, we were not a party to any material legal proceedings.

However, we may be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. For example, in August 2005, our subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. In January 2006, u-Nav counterclaimed by alleging that one of its patents was infringed by our subsidiary. On June 6, 2006, SiRF Technology, Inc. filed a second amended complaint with the Court adding four additional patents to its claims of infringement against u-Nav, and u-Nav counterclaimed on the same day alleging that our subsidiary infringed a second patent. Discovery in this case is continuing, and a trial date has been set for July 24, 2007. The outcome of any litigation, including the lawsuit against u-Nav, is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

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

We have only been profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of June 30, 2006, we had an accumulated deficit of approximately $40 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with the acquisition of Kisel, Motorola’s GPS chip set product line, Impulsesoft and TrueSpan. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline

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

Our products are complex and must meet stringent quality requirements. With some of our recent acquisitions we are expanding into even more complex technologies that may require a significant investment of resources to be successful. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. Errors or defects may not be detected until after commercial shipments. In addition, errors or defects in our server software could cause our customers to experience a loss of network service effecting end-users. As our products become more complex, such as the multifunction SiRFLink product line, which is more complex than our single function GPS products, we face significantly higher research and development risks and risk of undetected defects. In addition, as our components become more complex we may be limited in the number of products that can utilize these components. Any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customers’ rejection of our products, damage to our reputation, a decline in our stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

We are entering into new markets that are highly competitive with well established competitors.

As a result of some of our recent acquisitions, we are entering into more complex market areas and we may need to invest a significant amount of resources to compete successfully. For example, in both the Bluetooth and mobile TV space there are a range of well established semiconductor companies, including CSR and Broadcom in the Bluetooth space and Qualcomm and Texas Instruments in the mobile TV space, as well as start-ups that have established a market presence. As new entrants into these markets, we believe that our success depends on our ability to establish relationships with leading providers and our failure to do so could harm our ability to successfully compete in these new markets.

Our quarterly revenue and operating results are difficult to predict, and if we do not meet quarterly financial expectations, our stock price will likely decline.

Our quarterly revenue and operating results are difficult to predict and, have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results may fluctuate because of many factors, including:

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the second quarter of 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 68% of our net revenue. In the first half of fiscal 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 65% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, on April 28 2005, we acquired Kisel, an independent European design house for complex integrated transceiver circuits. On June 1 2005, we acquired Motorola’s GPS chip set product line. Motorola has historically been one of our customers; however, we cannot be assured that they will continue to be a customer in the future. On December 24, 2005, we acquired Impulsesoft, an expert in Bluetooth stereo solutions and embedded software. On March 14, 2006, we acquired TrueSpan, a technology company with significant communications systems expertise. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any future acquisitions and investments would have several risks, including:

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

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products. In the second quarter and first half of fiscal 2006, one of our distributors accounted for approximately 42% of our net revenues. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of an unexpected significant decline in the price of our products, the price protection rights we offer to our distributors could materially adversely affect us because our revenue and product margin would decline.

Because competition for qualified personnel is intense in our industry and in our geographic regions, we may not be able to recruit and retain necessary personnel, which could impact the development or sales of our products.

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as GPS, radio frequency, or RF, and application-specific integrated circuit, or ASIC, engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay Area, Los Angeles Area and Phoenix Areas in the U.S. and Bangalore and Noida in India, we may be unable to attract and retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel. Also, we may have more difficulty attracting personnel as a public company because of the perception that the stock option component of our compensation package may not be as valuable.

We depend primarily on five independent foundries to manufacture substantially all of our current products, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our products and damage our customer relationships.

We do not own or operate a fabrication facility. We rely on third parties to manufacture our semiconductor products. Five outside foundries, Samsung in South Korea, IBM in the U.S., STMicroelectronics in Italy and France, SST in China and TSMC in Taiwan currently manufacture substantially all of our products.

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

The outside foundries and their subcontractors upon which we rely to manufacture most of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risks and social upheavals. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products. In addition, these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region and the outbreak of SARS or bird flu, which could disrupt the operation of these foundries and in turn harm our business. For example, South Korea is a neighboring state to North Korea, which is currently in discussions with the United States and other countries regarding its nuclear weapons program. Any geographical or social upheaval in these countries could materially disrupt the production capabilities of our foundries and could result in our experiencing a significant delay in delivery, or a substantial shortage of our products.

We place binding manufacturing orders based on our forecasts and if we fail to adequately forecast demand for our products, we may incur product shortages or excess product inventory.

Our third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we cannot easily increase or decrease our manufacturing orders. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short term, which could prevent us from fulfilling orders. In addition, our chip sets have rapidly declining average selling prices. As a result, an incorrect forecast may result in substantial product in inventory that is aged and obsolete, which could result in write-downs of excess or obsolete inventory. Our failure to adequately forecast demand for our products could cause our quarterly operating results to fluctuate and cause our stock price to decline.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of June 30, 2006, we had 136 patents granted in the United States, 114 patent applications pending in the United States, 39 patents granted in foreign countries and 159 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

Many of our customers are also large integrated circuit suppliers and some of our large customers already have GPS expertise in-house. These large customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology and support of such customers to effectuate the transfer of technology may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. For example, STMicroelectronics, a customer of ours, has internally developed a GPS solution for the automotive market in which we compete. Further, each new design by a customer presents a competitive situation. We, in the past, have lost design wins to divisions within our customers and this may occur again in the future. We cannot provide assurance that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to license products from us at the same volumes. Competition could increase pressure on us to lower our prices and profit margins.

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

We prepare our financial statements to conform with U.S. generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been adopted. The Financial Accounting Standards Board and other agencies have finalized changes to GAAP that now require us to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 3 of the “Notes to Condensed Consolidated Financial Statements” in Item 1 for a discussion of the impact on our financial results. In connection with our equity compensation program, we have reviewed certain stock option grants and our related procedures. Although we do not believe there are any matters that could have a material effect on our financial statements, the SEC or other government agency may inquire as to our granting of equity compensation or disagree with our findings.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. Also, in 2005, many of our private competitors raised additional financing. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. Our failure to establish and maintain these relationships, or the preemption of relationships by the actions of other competitors, will harm our ability to penetrate emerging markets.

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

We derived approximately 85% and 81% of our net revenue on export sales from the United States in the second quarter of 2006 and 2005, respectively, and approximately 81% and 78% in the first half of fiscal 2006 and 2005, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 77% and 64% of our net revenue in the second quarter of 2006 and 2005, respectively, and approximately 73% and 62% in the first half of fiscal 2006 and 2005, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations.

A significant amount of our business is international and our products are sold into markets that are very price sensitive. Tariffs and trade restrictions that favor local competition in some countries on our products could significantly impact our business. Any increase in tariffs changes on GPS products, in countries where we do business, could negatively impact our business. Additional risks we face in conducting business internationally include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On the following dates we withheld the following shares of common stock pursuant to the vesting of outstanding restricted stock units to cover the withholding taxes for such shares of common stock:

Date of Vesting	Shares of Common Stock Issued	Shares of Common Stock Withheld	Fair Market Value on Date of Vesting
April 28, 2006	385	530	$34.15
June 1, 2006	5,950	3,450	$30.70

Item 4. Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of our Stockholders on May 3, 2006, at which the following occurred:

ELECTION OF CLASS I DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Mohanbir Gyani, Stephen Sherman and Sam Srinivasan as Class II Directors. The votes on the matters were as follows:

Mohanbir Gyani

FOR	43,675,346
WITHHELD	571,963

Stephen Sherman

FOR	43,681,382
WITHHELD	565,927

Sam Srinivasan

FOR	43,679,791
WITHHELD	567,518

Other directors whose term of office as a director continued after the annual meeting were Diosdado P. Banatao, Moiz M. Beguwala, Michael L. Canning, Kanwar Chadha and James M. Smaha.

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accountants for the 2006 fiscal year. The vote on the matter was as follows:

FOR	44,129,911
AGAINST	20,602
ABSTAIN	96,796

Item 6. Exhibits

Exhibit No.	Exhibit

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)
31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)
32.1	Section 1350 Certification(1)

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc

Date: August 7, 2006	By:	/S/ MICHAEL L. CANNING
Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: August 7, 2006		/S/ GEOFF RIBAR
Geoff Ribar Senior Vice President Finance and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).
31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a).
32.1	Section 1350 Certification(1)

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.