Form 10-Q
period 2006-09-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2006-11-07
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

51,928,674 shares of the Registrant’s common stock were outstanding as of October 31, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005 (1)(2)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,346	$83,882
Marketable securities	39,408	34,060
Accounts receivable, net of allowance for doubtful accounts of $418 and $213 as of September 30, 2006 and December 31, 2005, respectively	21,390	11,918
Inventories	13,988	13,567
Current deferred tax assets	8,294	15,495
Prepaid expenses and other current assets	6,781	5,575

Total current assets	178,207	164,497
Long-term investments	36,319	20,844
Property and equipment, net	7,674	9,063
Goodwill	55,967	53,790
Identified intangible assets, net	20,890	23,865
Long-term deferred tax assets	34,312	12,347
Other assets	1,027	1,409

Total assets	$334,396	$285,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,954	$9,711
Accrued payroll and related benefits	9,618	5,363
Other accrued liabilities	3,096	2,628
Deferred margin on shipments to distributors	1,016	1,196
Deferred revenue	768	25
Advance contract billings	554	470
Rebates payable to customers	3,451	2,964
Current portion of long-term obligations	115	14

Total current liabilities	30,572	22,371
Long-term deferred tax liability	163	169
Long-term obligations	512	439

Total liabilities	31,247	22,979
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	340,625	305,544
Deferred stock-based compensation	0	(11,697)
Accumulated other comprehensive loss	(172)	(406)
Accumulated deficit	(37,309)	(30,610)

Total stockholders’ equity	303,149	262,836

Total liabilities and stockholders’ equity	$334,396	$285,815

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited consolidated financial statements for the year ended December 31, 2005.
(2)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$61,266	$45,077	$165,815	$102,620
License royalty revenue	2,409	3,259	7,710	8,157

Net revenue	63,675	48,336	173,525	110,777
Cost of revenue:
Cost of product revenue (includes stock compensation expense of $226 and $60 for the three months ended September 30, 2006 and 2005, respectively, and $486 and $187 for the nine months ended September 30, 2006 and 2005, respectively)	28,275	21,470	76,898	48,958

Gross profit	35,400	26,866	96,627	61,819
Operating expenses:
Research and development (includes stock compensation expense of $4,652 and $1,373 for the three months ended September 30, 2006 and 2005, respectively, and $12,490 and $2,617 for the nine months ended September 30, 2006 and 2005, respectively)	20,417	11,089	56,818	25,894
Sales and marketing (includes stock compensation expense of $1,132 and $262 for the three months ended September 30, 2006 and 2005, respectively, and $2,755 and $583 for the nine months ended September 30, 2006 and 2005, respectively)	4,875	3,556	13,907	10,098
General and administrative (includes stock compensation expense of $1,286 and $372 for the three months ended September 30, 2006 and 2005, respectively, and $3,164 and $713 for the nine months ended September 30, 2006 and 2005, respectively)	5,312	3,124	13,840	8,558
Amortization of acquisition-related intangible assets	1,382	1,595	4,088	4,034
Acquired in-process research and development expense	—	—	13,251	760

Total operating expenses	31,986	19,364	101,904	49,344

Operating income (loss)	3,414	7,502	(5,277)	12,475
Interest income, net	1,803	980	4,654	2,783
Other expense, net	(23)	1,195	(208)	1,145

Other income, net	1,780	2,175	4,446	3,928

Net income (loss) before provision for (benefit from) income taxes	5,194	9,677	(831)	16,403
Provision for (benefit from) income taxes	2,615	(4,607)	5,868	(3,405)

Net income (loss)	$2,579	$14,284	$(6,699)	$19,808

Net income (loss) per share:
Basic	$0.05	$0.29	$(0.13)	$0.41

Diluted	$0.05	$0.26	$(0.13)	$0.38

Weighted average number of shares used in per share calculations:
Basic	51,408	48,750	50,905	47,925

Diluted	55,585	54,469	50,905	52,787

See accompanying Notes to Condensed Consolidated Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net (loss) income	$(6,699)	$19,808
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock compensation expense	19,421	4,416
Depreciation and amortization	4,037	2,438
Amortization of acquired identified intangible assets	4,578	4,303
Impairment of acquired identified intangible assets	319	—
Acquired in-process research and development expense	13,251	760
Reversal of litigation settlement obligations	—	(1,208)
Deferred tax assets	5,663	(3,524)
Excess tax benefits from stock-based compensation	(17,168)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,472)	(10,346)
Inventories	(329)	(8,948)
Prepaid expenses and other current assets	(1,291)	(825)
Other long-term assets	382	(1)
Accounts payable	2,164	6,552
Accrued payroll and related benefits	5,879	1,005
Other accrued liabilities	(543)	749
Deferred margin on shipments to distributors	(180)	635
Deferred revenue	743	148
Rebates payable to customers	487	1,730
Advance contracts billings	84	(10)
Other	91	57

Net cash provided by operating activities	21,417	17,739

Investing activities:
Purchases of available-for-sale investments	(44,718)	(43,651)
Maturities and sales of available-for-sale investments	24,195	49,224
Net cash paid for business acquisitions, net of cash acquired and purchase accounting adjustments	(18,633)	(40,793)
Purchases of property and equipment	(2,444)	(4,182)
Purchases of intellectual property assets	(967)	(126)

Net cash used in investing activities	(42,567)	(39,528)

Financing activities:
Principal payments under debt obligations	—	(16)
Principal payments under capital leases obligations	(38)	—
Payments on litigation settlement obligation	—	(900)
Excess tax benefits from stock-based compensation	17,168	—
Proceeds from issuance of common stock	8,484	6,854

Net cash provided by financing activities	25,614	5,938

Net increase (decrease) in cash and cash equivalents	4,464	(15,851)
Effect of exchange rate changes	—	(52)
Cash and cash equivalents at beginning of period	83,882	86,462

Cash and cash equivalents at end of period	$88,346	$70,559

Supplemental disclosures of cash flow information:
Non-cash transactions:
Acquisition-related purchase accounting adjustment	$330	—
Deferred stock compensation	—	$10,982

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, allowance for doubtful accounts, valuation of stock options, provision for warranty claims, valuation of goodwill and long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Rebate reserves to be paid to indirect customers previously included as a reduction in net accounts receivable in the quarterly balance sheets during fiscal 2005, have been separately presented in the balance sheet as a liability under the caption ‘Rebates payable to customers’ as of December 31, 2005, along with their related impact on the statement of cash flows for the nine months ended September 30, 2005.

Revenue Recognition

The Company derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. As business activities related to licenses of intellectual property and premium software products are not considered significant to the Company’s consolidated operating results, it operates as a single operating segment and thus does not present discrete financial information for business activities related to this component of our business. Revenue from semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders.

The Company defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold merchandise until the merchandise is sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of decreases in the price of the

Company’s products. The Company records reductions to chip set revenue for expected product returns based on the Company’s historical experience.

The Company enters into co-branding rebate agreements with certain customers and provides marketing incentives to certain distributors. Payments made under such agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF, Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company records rebate reserves for both direct and indirect customers. Rebates to direct customers are presented in the consolidated balance sheets as a reduction of accounts receivables as the rebates are offset against amounts owed from direct customers and rebates to indirect customers are separately presented in the consolidated balance sheets as rebates payable to customers.

The Company licenses rights to use its intellectual property to allow licensees to integrate GPS technology into their products. The Company also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. Payments are generally made to SiRF based on licensees’ sales of their products incorporating the licensed intellectual property or premium software. Licensees pay ongoing royalties based on defined terms in software license agreements. Royalty revenue is generally recognized at the time products containing the licensed intellectual property or premium software are sold by the licensees based on quarterly reports received from licensees detailing the number of chip sets shipped by licensees into which the Company’s intellectual property or premium software was embedded. For certain licensees, or Estimated Licensees, the Company estimates and records the royalty revenue earned in the quarter in which such sales occur, but only when reasonable estimates of such amounts can be made. Estimates of royalty revenue for the Estimated Licensees are based on forecasts provided by Estimated Licensees, an analysis of the Company’s sales of chip sets to Estimated Licensees and historical attach rates, historical royalty data for Estimated Licensees and current market and economic trends. Once royalty reports are received from the Estimated Licensees, the variance between such reports and the estimate is recorded as royalty revenue in the quarter in which the reports are received. To date, such variances have been immaterial. Subsequent to the sale, the Company has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Inventory

The Company records a reserve for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Accounts Receivable Allowance

The Company makes estimates of the collectibility of accounts receivable. The Company regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the Company’s collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of September 30, 2006, 42% of our receivables was concentrated in one customer. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

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

When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the long-lived assets or goodwill’s carrying value. If the initial test for recovery fails, measurement of impairment is based on the Company’s projected discounted cash flow, which requires the Company to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in the Company’s working capital and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result. For the three months ended September 30, 2006, the Company recorded an impairment charge of approximately $0.3 million within ‘Research and development’ operating expenses related to intellectual property assets that have no future benefit as a result of reallocation of resources amongst existing research and development projects. Refer to Note 7, Identified Intangible Assets, for further information.

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

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and nine months ended September 31, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net income (loss)	$2,579	$14,284	$(6,699)	$19,808

Denominator:
Weighted average common shares outstanding	51,729	48,945	51,269	48,031
Less: Weighted average common shares outstanding subject to repurchase	(321)	(195)	(364)	(106)

Weighted average shares used in net income (loss) per common share, basic	51,408	48,750	50,905	47,925
Dilutive potential common shares:
Weighted average of repurchasable common stock outstanding	321	195	—	106
Weighted average of common stock options	3,454	5,168	—	4,383
Weighted average of preferred stock warrants	231	281	—	293
Weighted average of restricted stock units	78	68	—	80
Weighted average of employee stock purchase plan shares	93	7	—	—

Total weighted average shares used in net income (loss) per share, diluted	55,585	54,469	50,905	52,787

Net income (loss) per share:
Basic	$0.05	$0.29	$(0.13)	$0.41
Diluted	$0.05	$0.26	$(0.13)	$0.38

The following common stock equivalents, which could potentially dilute basic net income per share in future periods, were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Outstanding common stock options	2,175	59	5,484	275
Shares of common stock subject to repurchase	—	—	364	—
Warrants	—	—	257	—
Restricted stock units	472	—	139	—
Employee purchase plan rights	—	—	110	—

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, the Company believes that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized as they are not material since the current software development process is essentially completed concurrent with the establishment of technological feasibility and the time period between the establishment of technological feasibility and product release is relatively short.

SiRF generates engineering services income from various commercial customers through activities which enable those customers to accelerate their product development efforts. SiRF retains ownership of the technology developed under these arrangements. Development costs related to the underlying contracts are classified as research and development expense, and any income generated is classified as a reduction of research and development expense. Engineering services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering services income is recognized as a reduction of research and development expense only if the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, for which SiRF has not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are accepted. The following table summarizes these services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In Thousands)
Gross research and development expense	$20,484	$11,089	$57,208	$26,158
Less: recognized engineering services income	(67)	—	(390)	(264)

Net research and development expense	$20,417	$11,089	$56,818	$25,894

Indemnifications

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chip sets and to license the Company’s IP core technology or embedded software, under which the Company may indemnify customers for intellectual property infringement claims, product liability claims or recall campaign claims related specifically to the Company’s products. As for indemnifications related to intellectual property, these guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims alleged against the Company’s products. Indemnifications related to product liability claims generally require the Company to compensate the other party for damages stemming from use of the Company’s products. Indemnifications related to recall campaigns generally require the Company to compensate the other party for costs related to the repair or replacement of defective products. The nature of the intellectual property indemnification, the product liability indemnification, and the recall campaign indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers in the event the Company is required to meet its contractual obligations. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

Foreign Currency

During the fourth quarter of 2005, SiRF reevaluated its functional currency determination due to acquisitions that occurred during fiscal year 2005 and growth of the foreign subsidiaries in both volume and size. As a result, SiRF changed the functional currency for all its foreign subsidiaries to the US dollar. Previously, the functional currency of SiRF’s foreign subsidiaries’ was deemed to be the local currency, with all translation adjustments included as a separate component of stockholders’ equity within ‘Accumulated other comprehensive loss’ on the balance sheet. At the time the original determination of functional currency was made, there were only two foreign subsidiaries which were not material to SiRF and resulting effects of foreign currency translation were insignificant. This policy change did not have a material effect on SiRF’s results of operations or financial position for any of the periods presented in the accompanying condensed consolidated financial statements.

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. SiRF’s warranty accrual is based on historical activity and the related expense was not significant for any of the periods presented in the accompanying condensed consolidated financial statements.

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

Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” or EITF 06-02. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF 06-02 is effective for fiscal years beginning after December 15, 2006, and may be applied by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings or through retrospective application. Currently, SiRF has accrued for the expense related to sabbatical leave when the employee fully vests. SiRF is still evaluating whether it will implement EITF 06-02 through retrospective application or by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings at January 1, 2007. SiRF is continuing to evaluate the impact of the adoption of EITF 06-02; however, it will likely have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows, as the Company would be required to recognize an additional liability and corresponding operating expense for its existing sabbatical program.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings. The Company is currently assessing FIN 48 and has not determined the impact, if any, that the adoption of FIN 48 will have on its results of operations.

Fair Value Measurement

In September 2006, the FASB, issued FASB Statement No. 157, or FASB No. 157, “Fair Value Measurement.” FASB No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under FASB No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FASB No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FASB No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing FASB No. 157 and has not determined the impact, if any, that the adoption of FASB No. 157 will have on its results of operations.

Note 2. Acquisitions

Development-Stage Company

TrueSpan Incorporated

On March 14, 2006, SiRF acquired TrueSpan Incorporated, or TrueSpan, a development-stage company specializing in systems communication. The acquisition of TrueSpan is intended to add to SiRF’s systems expertise as the Company expands its offerings to include complex multifunction and location technology platform solutions. The aggregate purchase consideration for this acquisition was approximately $18.0 million, which includes direct transaction costs and cash acquired and excludes the fair value of assumed unvested TrueSpan stock options, issuance of unvested SiRF restricted stock units and future contingent payments. Such contingent payments will be made to certain former TrueSpan employees contingent upon their continued employment with SiRF and will not exceed $3.0 million. These contingent payments will result in compensation expense amortized on a straight-line basis over the related two-year service period. TrueSpan did not have a developed product, had no customers and was not generating revenue. Accordingly, the Company concluded the TrueSpan acquisition did not met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations, as TrueSpan did not possess the ability to generate outputs in order to continue normal operations and generate a revenue stream by providing its products to customers. The negative excess of the fair value of the net assets acquired over purchase consideration was allocated on a proportionate basis to reduce the fair value of non-monetary assets acquired. The total fair value of net assets acquired, as adjusted for the allocation of excess fair value over purchase consideration, consisted of current assets of $1.2 million, property and equipment of $0.2 million, identified amortizable intangible assets of $1.0 million, net deferred tax assets of $3.4 million, less current liabilities assumed of $0.9 million and recognition of $13.3 million of charges for acquired in-process research and development, or IPR&D.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. At the time of acquisition, both chips were expected to be released in 2007. Once released, the chips were expected to have a useful life of 7—10 years. Additionally, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in 2006. This software development project was still in process as of September 30, 2006. The DVB software was assumed to have a useful life of 5 years and TrueSpan was expected to begin benefiting from both projects in 2007.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of TrueSpan to IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon acquisition in accordance with FASB Interpretation No. 4, or FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, because technological feasibility had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2007. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 40.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of TrueSpan, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows:

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
	(In Thousands)
DVB Chip	$10,600	$3,528
DVB Software	3,300	57

Totals	$13,900	$3,585

The Company recorded a charge of approximately $13.3 million representing IPR&D acquired in connection with the TrueSpan acquisition during the first fiscal quarter of 2006, which reflects the fair value of the IPR&D adjusted for the proportionate allocation of negative excess of the fair value of the net assets acquired over purchase consideration.

In connection with the TrueSpan acquisition, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock units is approximately $10.0 million based upon the average SiRF stock price a few days before and after the acquisition announcement date on March 16, 2006 in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The fair value of the restricted stock units is being amortized as compensation expense on a straight-line basis over the service period. SiRF included the results of operations of this transaction prospectively from the date of transaction closing.

Businesses

In fiscal 2005, the Company acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product family of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft, a privately held software company based in Bangalore, India.

Kisel Microelectronics, AB

In connection with the Kisel acquisition on April 28, 2005, SiRF issued 784,926 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. The approximate $8.9 million fair value related to these shares of common stock is being amortized as compensation expense over the service period using the accelerated method prescribed by the Financial Accounting Standards Board Interpretation, or FIN, No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Certain adjustments to the aggregate purchase consideration for Kisel will be recorded in future periods as contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. Such contingent payments will not exceed $3.7 million and will result in an increase in goodwill related to this acquisition. During the second quarter of fiscal

2006, SiRF recorded approximately $1.8 million in contingent cash payments to certain former Kisel shareholders upon achievement of certain milestones, which resulted in an increase in goodwill related to this acquisition. There were no similar contingent cash payments made in the third quarter of fiscal 2006.

Motorola’s GPS chip set product family

In connection with the acquisition of Motorola’s GPS chip set product family on June 1, 2005, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. The approximate $2.2 million fair value related to these restricted stock units is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. These common stock options and restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. During the second quarter of fiscal 2006, SiRF recorded a purchase accounting adjustment to de-recognize a portion of an acquisition related prepaid asset that was no longer realizable, which resulted in an increase of approximately $0.3 million in goodwill related to this acquisition. There were no similar adjustments made in the third quarter of fiscal 2006.

As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line. The GSCi-5000 was an upgraded version of Motorola’s Phoenix chip, which was one of the existing developed technologies acquired by the Company. The GSCi-5000 featured a substantially new design, new architecture and new embedded software. As of the acquisition date, the GSCi-5000 was expected to be released in late 2006. Once released, the GSCi-5000 was expected to have a useful life of approximately 5 years.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of Motorola’s GPS chip set product family to IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon acquisition in accordance with FIN No. 4 because technological feasibility had not been established and no future alternative uses existed for the GSCi-5000 feature specific technology in any other current applications. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2006 (as of September 30, 2006 net cash flows from GSCi-5000 have yet to commence). The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the percentage of completion of the project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 32.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of Motorola’s GPS chip set product family, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows:

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
	(In Thousands)
GSCi-5000	$760	$4,470

The Company recorded a charge of approximately $0.8 million representing IPR&D acquired in connection with Motorola’s GPS chip set product family acquisition during the second fiscal quarter of 2005.

Impulsesoft

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

As of the acquisition date, Impulsesoft was working on a new mobile headset solution utilizing Bluetooth technology, or BT Stereo Headset with Display, for the communications accessories market. The primary component of the project was the display functionality, which supports display of data and caller name information. Additionally, Impulsesoft was working on a new BT solution for the automotive market, or BT Automotive Communication, which enables in-car telematics platforms to be BT enabled and supports hands-free voice and music streaming. As of the acquisition date, development work for both of these projects was expected to be completed in late 2006. Once released, the BT Stereo Headset with Display and the BT Automotive Communication were assumed to have a useful life of 3 and 4 years, respectively.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of Impulsesoft to IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon acquisition in accordance with FIN No. 4 because technological feasibility had not been established and no future alternative uses existed for these stand alone BT end user projects. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time net cash flows for the acquired IPR&D were expected to commence in 2006 under the assumption that the technology was completed and brought to market as stand alone products. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 27.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of Impulsesoft, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows:

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
	(In Thousands)
BT Stereo Headset with Display	$680	$32
BT Automotive Communication	210	32

Totals	$890	$64

The Company recorded a charge of approximately $0.9 million representing IPR&D acquired in connection with the Impulsesoft acquisition during the fourth fiscal quarter of 2005.

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

Prior to the adoption of SFAS No. 123R, SiRF provided the pro-forma disclosures required under SFAS No. 123. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense for the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share data)
Net income as reported	$14,284	$19,808
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	690	1,717
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(2,825)	(7,460)

Pro forma net income	$12,149	$14,065

Net income per share
Basic:
As reported	$0.29	$0.41
Pro forma	$0.25	$0.29
Diluted:
As reported	$0.26	$0.38
Pro forma	$0.22	$0.27

The information above regarding net income and net income per share was prepared in accordance with SFAS No. 123 and has been determined as if SiRF accounted for employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the fair value method prescribed by SFAS No. 123, and provisions of FASB Technical Bulletin 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” For purposes of pro forma disclosures, the estimated fair value of the Purchase Plan rights is amortized over the individual accumulation periods comprising the offering period, subject to modification on the date of purchase, on an accelerated basis, in accordance with FIN No. 28. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method. Options granted on or after February 10, 2004 have been valued using the Black-Scholes option pricing model.

Adoption of SFAS No. 123R

SiRF elected to adopt the modified prospective application method as provided by SFAS No. 123R. Accordingly, during the third quarter and first nine months of fiscal 2006, SiRF recorded stock-based compensation cost totaling the amount that would have been recognized had the fair value method been applied since the effective date of SFAS No. 123. Previously reported financial statements have not been restated. The effect of recording employee stock-based compensation for the third quarter and first nine months of fiscal 2006 were as follows:

	Three months ended September 30, 2006	Nine Months ended September 30, 2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$4,178	$10,094
Employee purchase plan rights	342	1,218
Restricted stock units	2,868	7,830
Stock-based compensation expense capitalized as inventory	(92)	(247)

Total employee stock based compensation	7,296	18,895
Tax effect on stock-based compensation	(2,104)	(4,464)

Net effect on net income	$5,192	$14,431

Effect on earnings per share:
Basic	$0.10	$0.28
Diluted	$0.09	$0.28

Nine Months ended September 30, 2006
Tax effect on:
Cash flows from operating activities	$(17,168)
Cash flows from financing activities	$17,168

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

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within SEC Staff Accounting Bulletin, or SAB, No. 107. SAB No. 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. As SiRF’s options are considered “plain vanilla” and no awards have been issued with a market condition, SiRF has elected to use this simplified method as it has limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. SiRF will utilize this simplified method as provided within SAB No. 107 only for stock option grants through December 31, 2007 (the maximum allowed transition period per SAB No. 107). During the transition period, SiRF will evaluate its expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. During the third quarter and first nine months of fiscal 2006, SiRF’s estimated expected term was approximately 4.58 years and 4.90 years, respectively, based upon the simplified method provided by SAB No. 107, as compared to approximately 2.86 years and 2.93 years during the third quarter and first nine months of fiscal 2005, respectively, which was estimated utilizing a weighted average calculated based on the vesting term of the underlying options.

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

Expected Dividend: SiRF has not issued any dividends, nor does it expect to issue dividends in the near future; therefore, a dividend yield of zero was used.

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

The fair value of stock options and new ESPP purchase rights were estimated with the following weighted-average assumptions:

	Stock Options				ESPP
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Risk-free interest rate	4.9%	4.0%	4.9%	3.7%	—	—	5.0%	3.36%
Average expected life of options (in years)	4.58	2.86	4.90	2.93	—	—	1.25	1.25
Volatility	50%	55%	50%	55%	—	—	55%	55%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock utilizing the Black-Scholes option pricing model during the third quarter of fiscal 2006 and 2005, was $12.41 and $8.41, respectively. The weighted average fair value of options granted with an exercise price equal to the deemed fair value of common stock utilizing the Black-Scholes option pricing model during the first nine months of fiscal 2006 and 2005, was $15.75 and $6.00, respectively. No options were granted in the third quarter or first nine months of fiscal 2006 or 2005 with exercise prices below the deemed fair value of common stock.

The estimated fair value of ESPP purchase rights is amortized over the individual accumulation periods comprising the offering period. There were no new ESPP purchase rights valued during the third quarter of fiscal 2006. The weighted average fair value of new ESPP purchase rights was $14.35 during the first nine months of fiscal 2006.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 30, 2006, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 3,817,130 shares of common stock were outstanding.

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

Under the 2004 Plan, options generally expire between seven and ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to vest over a two to four year period. As of September 30, 2006, 4,675,603 options to purchase common stock and 833,091 unvested restricted stock units granted were outstanding and 3,992,010 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the 2004 Employee Stock Purchase Plan, or the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were no shares of common stock issued under the Purchase Plan during the third quarter of fiscal 2006. As of September 30, 2006, there were 1,999,561 shares available for issuance under the Purchase Plan.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition. As of September 30, 2006, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 26,783 shares of common stock were outstanding.

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan, 1995 Plan and the TrueSpan Plan at September 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.08 — $ 3.76	577,970	3.47	$1.91	$12,762	555,657	$1.84	$12,308
$ 4.00 — $ 4.00	2,749,545	6.52	$4.00	$54,963	2,240,737	$4.00	$44,792
$ 5.50 — $12.40	803,591	7.03	$9.44	$11,692	469,766	$8.64	$7,211
$12.51 — $12.51	1,255,149	8.21	$12.51	$14,409	159,833	$12.51	$1,835
$13.07 — $22.19	875,055	8.52	$15.40	$7,517	250,528	$15.36	$2,162
$23.51 — $30.28	860,000	8.00	$27.91	—	14,750	$30.13	—
$30.48 — $33.01	64,500	6.74	$30.82	—	—	—	—
$33.98 — $33.98	917,456	6.58	$33.98	—	—	—	—
$35.18 — $39.73	416,250	9.24	$35.96	—	—	—	—

$ 0.08 — $39.73	8,519,516	7.11	$14.20	$101,343	3,691,271	$5.51	$68,308

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $23.99 as of September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at September 30, 2006 was approximately 6.18 years.

A summary of stock option activity as of September 30, 2006 is presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	8,363,447	$8.12
Granted and acquisition-related assumed options	2,058,616	$31.93
Exercised	(1,619,801)	$5.24
Forfeited/Expired	(282,746)	$14.79

Outstanding at September 30, 2006	8,519,516	$14.20

As of September 30, 2006, there was approximately $30.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years. Net cash proceeds from the exercise of stock options were approximately $8.5 million and $6.9 million for the first nine months of fiscal 2006 and 2005, respectively. The aggregate intrinsic value of options exercised during the first nine months of fiscal 2006 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $23.99 as of September 29, 2006, was approximately $30.4 million.

A summary of restricted stock unit activity as of September 30, 2006 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	264,792	$22.21
Granted	585,532	$34.62
Vested	(15,115)	$16.22
Forfeited	(2,118)	$36.38

Unvested at September 30, 2006	833,091	$31.00

The fair value of the Company’s acquisition related restricted stock units was calculated based upon the fair market value of the Company’s stock at the date of grant or as determined under EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. As of September 30, 2006, there was $18.9 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.95 years.

As of September 30, 2006, the Company had 585,959 contingent shares of common stock outstanding, which were issued in connection with the Kisel acquisition during the second quarter of fiscal 2005. As of September 30, 2006, there was $3.2 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 2.57 years.

As of September 30, 2006, there was $0.6 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

Deferred Stock Compensation

The Company recorded deferred stock compensation of approximately $14.6 million for the year ended December 31, 2005 in connection with the acquisition of Kisel, Motorola’s GPS chipset product family and Impulsesoft. See Note 2, Acquisitions, above for further discussion of the stock-based awards issued in conjunction with these acquisitions. The Company did not record any deferred stock compensation in 2005 in connection with options granted to employees to purchase common stock.

In connection with the acquisition of TrueSpan, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock issuance is approximately $10.0 million based upon the average SiRF stock price a few days before and after the acquisition announcement date on March 16, 2006 in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The fair value of the restricted stock units is being amortized as compensation expense on a straight-line basis over the service period. There was no deferred stock compensation recorded after the adoption of SFAS No. 123R.

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

Note 4. Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Work in process	$1,357	$393
Finished goods	12,631	13,174

Total inventories	$13,988	$13,567

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

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net revenue:
United States	$8,891	$8,918	$29,216	$22,351
Export sales from the United States:
Taiwan	42,763	29,187	106,397	60,535
Singapore	3,386	5,708	15,359	10,307
Canada	393	1,277	2,980	5,309
Europe	2,284	1,007	6,881	5,438
New Zealand	400	988	2,116	2,546
Japan	1,589	455	4,044	1,672
China	2,360	355	3,706	1,832
Other	1,609	441	2,826	787

Net revenue	$63,675	$48,336	$173,525	$110,777

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added manufacturer customers, and based upon distributor location for all its distributor customers.

The Company derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. The Company believes that over 90% of our net revenue during the third quarter and the first nine months of 2006 and 2005 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline, thus if we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could be affected.

Note 6. Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	September 30, 2006	December 31, 2005	Three Months Ended September 30,		Nine Months ended September 30,
			2006	2005	2006	2005
Customer
A	42%	9%	50%	45%	44%	43%
B	—	—	12%	—	12%	—
C	8%	10%	9%	9%	10%	12%
D	—	20%	1%	6%	5%	7%
E	9%	16%	3%	5%	3%	5%
F	2%	13%	2%	6%	3%	3%

Note 7. Identified Intangible Assets

Identified intangible assets at September 30, 2006, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(17,092)	$6,607
Acquisition-related customer relationships	18,510	(7,875)	10,635
Acquisition-related assembled workforce	1,479	(643)	836
Acquisition-related patents	2,000	(205)	1,795

Total acquisition-related intangible assets	45,688	(25,815)	19,873
Intellectual property assets	1,388	(371)	1,017

Total identified intangible assets	$47,076	$(26,186)	$20,890

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

Amortization expense of acquisition-related intangible assets was $1.4 million and $4.1 million for the three and nine months ended September 30, 2006, respectively, and $1.6 million and $4.0 million for the three and nine months ended September 30, 2005, respectively. Amortization of intellectual property assets was $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively, and was included in research and development expense.

During the three months ended September 30, 2006, the Company recorded a non-cash impairment charge of approximately $0.3 million in ‘Research and development’ operating expenses related to intellectual property assets that have no future benefit or alternative uses as a result of a reallocation of resources amongst existing research and development projects.

Estimated future amortization expense related to identified intangible assets at September 30, 2006 is as follows:

Fiscal year:	(In thousands)
2006 (remaining 3 months)	$1,210
2007	4,614
2008	4,386
2009	2,937
2010	1,331
Thereafter	6,412

Total	$20,890

Note 8. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Deferred distributor revenue	$1,632	$2,109
Less: inventory held at distributors	(616)	(913)

Deferred margin on shipments to distributors	$1,016	$1,196

Note 9. Comprehensive Income (Loss)

The Components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net income (loss)	$2,579	$14,284	$(6,699)	$19,808
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	238	(81)	235	(139)
Change in cumulative translation adjustments	—	—	—	(114)

Total comprehensive income (loss)	$2,817	$14,203	$(6,464)	$19,555

Note 10. Long-Term Obligations

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (8.25% of September 30, 2006) or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of SiRF’s assets. There were no borrowings under the line of credit as of September 30, 2006 or December 31, 2005. There were no letters of credit collateralized by the line of credit as of September 30, 2006 or December 31, 2005.

Note 11. Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, are considered as related parties. The Company entered into an agreement with Skyworks Solutions, Inc., or Skyworks, to manufacture some of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. In the three and nine months ended September 30, 2006, SiRF purchased $0.1 million from Skyworks. In the three and nine months ended September 30, 2005, SiRF purchased approximately $0.9 million and $1.2 million of product from Skyworks, respectively. As of September 30, 2006, SiRF had $0.1 million of trade payables to Skyworks and had approximately $0.2 million of non-cancelable purchase orders with Skyworks. As of December 31, 2005, SiRF did not have any trade payables to Skyworks and had an insignificant amount of non-cancelable purchase orders with Skyworks.

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

Note 12. Commitments and Contingencies

The Company may be subject to claims, legal actions and complaints, including patent infringement, arising in the normal course of business. The likelihood and ultimate outcome of such an occurrence is not presently determinable; however, there can be no assurance that the Company will not become involved in protracted litigation regarding alleged infringement of third party intellectual property rights or litigation to assert and protect the Company’s patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of the Company’s resources that could materially and adversely affect the Company’s business and operating results.

On August 5, 2005, the Company’s subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. In January 2006, u-Nav counterclaimed by alleging that one of its patents was infringed by the Company’s subsidiary. On June 6, 2006, SiRF Technology, Inc. filed a second amended complaint with the Court adding four additional patents to its claims of infringement against u-Nav, and u-Nav counterclaimed on the same day alleging that our subsidiary infringed a second patent. A trial date was set for July 24, 2007. On November 7, 2006, SiRF Technology, Inc. and u-Nav announced a settlement agreement and mutual release, which settles all patent claims under the aforementioned patent infringement litigation.

Leases

The Company leases facilities and certain equipment under operating lease agreements, which require payment of property taxes, insurance and normal maintenance costs. The Company also accounts for certain term-based software licenses as capital lease agreements, which require future payment commitments on behalf of the Company. Many of the Company’s facility leases contain renewal options, which provide the option to extend its lease based upon the terms of the agreement. These renewal options do not represent a future commitment on behalf of the Company.

In conjunction with lease agreements existing at the beginning of fiscal year 2006, as well as the acquisition of TrueSpan in the first quarter of fiscal 2006 and other facility lease renewals during the first nine months of fiscal 2006, the Company’s future minimum rental payments required under capital and operating leases and the present value of annual minimum lease payments under capital leases are as follows:

(In thousands) Fiscal Year	Capital Leases	Operating Leases
2006 (remaining 3 months)	$97	$1,114
2007	188	4,438
2008	129	4,363
2009	—	2,452
2010	—	412
Thereafter	—	139

Future minimum lease payments	$414	$12,918

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers outside of that region, the expected growth of the LBS market and its impact on our business, our dependency on establishing and maintaining relationships with established providers and industry leaders, increases in research and development costs, sales and marketing expenses and general and administrative expenses, stock-based compensation charges and amortization of intangible assets, our granting of stock options, adjustments for our tax liability, enhancing our efficiencies in logistic management, anticipated benefits of our recent acquisitions, the success of SiRFStarIII and SiRFLoc and the importance of their success on our revenue growth, our belief that we have leading edge technology, our ability to meet market demand for low power and small size GPS functionality products, impact from changes in interest rates, our profitability, our critical accounting policies and impact of recent accounting pronouncements, our gross margins, our expenses, our revenues and sources of revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, our dependency on relationships with and concentration of our customers, costs of being a public company, our disclosure controls and procedures, future acquisitions or investments, competition and our competitive position, our intellectual property including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and related notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, handheld navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of September 30, 2006, we had an intellectual property portfolio of 141 patents granted in the United States and 37 patents granted in foreign countries.

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

On March 14, 2006, we acquired TrueSpan Incorporated, or TrueSpan, a privately-held Delaware corporation, formed in August 2004 and located in Long Beach, California and in Bangalore, India. The acquisition of TrueSpan, a technology company with significant communications systems expertise, is intended to add to our systems expertise as we expand our offerings to include complex multifunction and location technology platform solutions. As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. In addition, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products. We concluded the TrueSpan acquisition did not meet the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations, as TrueSpan did not possess the ability to generate outputs in order to continue normal operations and generate a revenue stream by providing its products to customers. We recognized $13.3 million of charges for acquired in-process research and development, or IPR&D, which related to projects that had not yet reached technological feasibility at the time of acquisition. These projects will require substantial additional investment relative to the fair value of the transferred set of assets acquired and were at least a year away from commercial viability at the time of acquisition.

In fiscal 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product family of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft, a privately held software company based in Bangalore, India. The acquisition of Kisel on April 28, 2005, a company with extensive expertise in complex integrated transceiver designs, is intended to complement our existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Motorola’s GPS chip set product family on June 1, 2005, is intended to provide broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement our existing products and a strong customer base. As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line. The GSCi-5000 was an upgraded version of Motorola’s Phoenix chip, which was one of the existing developed technologies acquired by SiRF. As part of the Motorola acquisition we recognized $0.8 million of charges for IPR&D, which related to a project that had not yet reached technological feasibility at the time of acquisition. The acquisition of Impulsesoft on December 24, 2005, an expert in Bluetooth stereo solutions and embedded software, is intended to provide users of Bluetooth technology with a rich audio experience and deliver and support value-added embedded software solutions to complement our chip set offerings. As of the acquisition date, Impulsesoft was working on a new mobile headset solution utilizing Bluetooth technology, or BT, for the communications accessories market, as well as a new BT solution for the automotive market, which would enable in-car telematics platforms to be BT enabled and supports hands-free voice and music streaming. In connection with the Impulsesoft acquisition we recognized $0.9 million of charges for IPR&D during the fourth quarter of fiscal 2005, which related to projects that had not yet reached technological feasibility and no future alternative uses existed for these stand alone BT end user projects at the time of acquisition.

With respect to the in-process development projects associated with the TrueSpan and the Motorola GPS chip set product family acquisitions, we are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of its original estimates. At the time of the Impulsesoft acquisition, the development work for both BT development projects was still being evaluated as to whether we would continue these projects. Upon subsequent evaluation, we do not currently intend to bring these in-process development projects to market as individual stand alone products.

In 2005, we launched a range of new products including: (a) the GSC3 family, our highly integrated, low-power GPS products, which are based on the SiRFstarIII architecture that combine radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package and (b) the GSC2 family, which combines radio frequency integrated circuit and a digital signal processing circuit in a single package with one third the power and half the size of it’s predecessor. The SiRFstarIII architecture based products are the primary contributors to our revenue stream as we continue to see customers migrate from products based on our SiRFstarII architecture to products based on our SiRFstarIII architecture. Our chip-set families are complemented by our SiRFLoc server platform, which is key to our success in penetrating the market for wireless operators. The SiRFLoc server platform is now deployed at multiple customers.

During the first nine months of fiscal 2006, we announced four new products: (a) SiRFLink, our first multifunction architecture and product line that utilizes the synergies between GPS and Bluetooth for a range of consumer platforms and accessories, (b) SiRFInstantFix, our unique offering that minimizes the start-up wait time for GPS systems, (c) SiRFstarIII-

LT family, our most power-efficient and the smallest version of our flagship SiRFstarIII architecture ideal for a wide range of GPS enabled consumer mobile devices and (d) GSCi-5000, our extremely small multimode A-GPS chip, based on a new architecture related to the Motorola product family, which is optimized to address the space and cost constraints of cellular handsets. Some of the SiRFstarIII/LT family products and the GSCi-5000 product line are now production qualified, but we do not expect any significant revenue contribution from these product lines until the fourth quarter of fiscal 2006. In addition, we have also production qualified GSC3/LP, a lower power version of our GSC3 product line, which is moving into high volume production in the fourth quarter of 2006. Strong interest and design win activity for these products, especially the SiRFstarIII based products are important for our revenue growth in 2006 and beyond.

During the three months ended September 30, 2006, we observed steady growth in the overall market for GPS enabled devices across all our target platforms with the portable navigation devices again being the biggest contributor to our revenue mix. We strengthened our market leadership in this market with Magellan, a leader in the consumer GPS market, adopting the SiRFstarIII platform for a range of its portable navigation devices. There were many other SiRFstarIII based navigation devices launched by our customers during the three months ended September 30, 2006. The mobile phone market also showed steady progress with many of our handset customers designing SiRFstarIII architecture based platforms, with some of these handset customers entering inter-operability tests with major operators. Our design pipeline in the wireless space includes multiple platforms at tier one handset customers, as well as designs at leaders in the smartphone market and at many original design manufacturers.

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

Our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on faster design cycle time and lower cost structure. In the first quarter of 2006 and in fiscal 2005, we acquired one development stage company and three businesses, respectively, intended to complement our existing engineering group and expand our product offerings. However, many of these new product offerings are quite complex and we may not be successful in implementing these in a timely manner. We also continue to enhance our efficiencies in logistics management and work with our semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain our overall cost structure.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the third quarter of 2006, we had two customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 62% of our net revenue. In the first nine months of fiscal 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 66% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™,

SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™ and Multimode Location Engine™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States, or U.S., generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (a) revenue recognition, which impacts the recording of revenue; (b) valuation of inventories, which impacts cost of revenue and gross margin; (c) stock-based compensation, which impacts cost of revenue, gross margin and operating expenses, as well as footnote disclosure; (d) accounts receivable allowance, which impacts general and administrative expense; (e) product warranty, which impacts cost of revenue and gross margin; (f) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts cost of product revenue and operating expenses; and (e) income taxes which impacts provision for income taxes and our deferred tax assets and liabilities. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical accounting policies, as well as the estimates and judgments involved.

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

We license rights to use our intellectual property to allow licensees to integrate our GPS technology into their products. We also license rights to use our premium software products to licensees to enable our chip sets to provide enhanced functionality in specific applications. We recognize software product revenue in accordance with Statement of Position, or SOP, 97-2, Software Revenue Recognition, or SOP 97-2. Payments are generally made based on licensees’ sales of their products incorporating the licensed intellectual property or premium software. Licensees pay ongoing royalties based on defined terms in software license agreements. Royalty revenue is generally recognized at the time products containing the licensed intellectual property or premium software are sold by the licensees based on quarterly reports received from licensees detailing the number of chip sets shipped by licensees into which our intellectual property or premium software was embedded.

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

The fair value of our stock options and our Purchase Plan rights was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, as disclosed in Note 3 of our condensed consolidated financial statements, and elections in adopting and implementing SFAS No. 123R, including the option’s expected term and the price volatility of the underlying stock. We have elected to use this simplified method as prescribed by the SEC’s Staff Accounting Bulletin, or SAB, No. 107, to estimate the option’s expected term as we have limited historical exercise data or alternative information to estimate a reasonable expected term assumption. Our options are considered “plain vanilla” as defined by SAB No. 107. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. We utilized our own historical and implied volatility in valuing our stock option grants. We also evaluated the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption. During the third quarter of fiscal 2006, the volatility used to value our employee stock options was 50%. There were no new ESPP purchase rights valued during the third quarter of fiscal 2006; however, the volatility used to value our purchase rights during the first nine months of fiscal 2006 under the Purchase Plan was 55%. Actual volatility, expected lives, and interest rates may be different than our assumptions which would result in an actual value of the options being different than estimated. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Accounts Receivable Allowance. We make estimates of the collectibility of accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and our collection history with each customer. We report charges to the allowance for doubtful accounts as a portion of selling, general and administrative costs. We regularly review past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. As of September 30, 2006, 42% of our receivables was concentrated in one customer. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for us to collect our accounts receivable and may require us to record additional charges that could adversely affect our operating results.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the long-lived assets or goodwill’s carrying value. If the initial test for recovery fails, measurement of impairment is based on projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital and the relevant discount rate. Should actual results differ significantly from our current estimates, impairment charges may result. For the three months ended September 30, 2006, the Company recorded an impairment charge of approximately $0.3 million within ‘Research and Development’ operating expenses. Refer to Note 7, Identified Intangible Assets of the condensed consolidated financial statements, for further information.

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset. Refer to Recent Accounting Pronouncements below, for further information on the issuance of Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which the Company is currently assessing.

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During the third quarter of 2006, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

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

Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences,” or EITF 06-02. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, “Accounting for Compensated Absences” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF 06-02 is effective for fiscal years beginning after December 15, 2006, and may be applied by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings or through retrospective application. Currently, we have accrued for the expense related to sabbatical leave when the employee fully vests. We are still evaluating whether we will implement EITF 06-02 through retrospective application or by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings at January 1, 2007. We are continuing to evaluate the impact of the adoption of EITF 06-02; however, it will likely have a material impact on our consolidated results of operations, financial position and statement of cash flows, as we would be required to recognize an additional liability and corresponding operating expense for its existing sabbatical program.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings. We are currently assessing FIN 48 and have not determined the impact, if any, that the adoption of FIN 48 will have on our results of operations.

Fair Value Measurement

In September 2006, the FASB, issued FASB Statement No. 157, or FASB No. 157, “Fair Value Measurement.” FASB No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under FASB No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FASB No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. FASB No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. FASB No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year and early adoption is permitted. We are currently assessing FASB No. 157 and have not determined the impact, if any, that the adoption of FASB No. 157 will have on our results of operations.

Results of Operations

Revenue

	Three Months ended September 30,				Nine Months ended September 30,
	2006		2005		2006		2005
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$61,266	96%	$45,077	93%	$165,815	96%	$102,620	93%
License royalty revenue	2,409	4%	3,259	7%	7,710	4%	8,157	7%

Net revenue	$63,675		$48,336		$173,525		$110,777

Increase, period over period	15,339				62,748

Percentage increase, period over period	32%				57%

Net revenue increased 32% and 57% in the third quarter and first nine months of fiscal 2006, respectively, compared to the corresponding prior year periods due primarily to an increase in product revenue. The increase in product revenue in the third quarter and first nine months of 2006 as compared to the prior year periods resulted primarily from a 52% and 79% increase in unit shipments of chip sets, respectively, which was due primarily to increased sales of our product line based on our SiRFstarIII architecture. This increase in unit shipments of chip sets was partially offset by a 10% and 9% decline in average selling prices in the third quarter and first nine months of 2006, respectively, as compared to the corresponding prior year periods.

License royalty revenue decreased in the third quarter and first nine months of fiscal 2006 compared to the prior year periods primarily due to a decline in our premium software royalty revenue from various customers, offset by increases in our licensed intellectual property revenue. License royalty revenue represented 4% of our net revenue in the third quarter and first nine months of fiscal 2006, as compared to 7% of our net revenue in the third quarter and first nine months of fiscal 2005. License royalty revenue as a percentage of total net revenue declined as compared to the prior year periods primarily due to the significant growth in product revenue. This trend is expected to continue.

Export sales from the United States to customers outside the United States accounted for 86% and 82% of net revenue in the third quarter of fiscal 2006 and 2005, respectively, and 83% and 80% of net revenue in the first nine months of fiscal 2006 and 2005, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately and 81% and 75% of net revenue in the third quarter of 2006 and 2005, respectively, and approximately 76% and 67% in the first nine months of fiscal 2006 and 2005, respectively. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our chip-set sales are denominated in United States dollars.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Total cost of revenue for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of revenue	$28,275	$21,470	$76,898	$48,958

Percentage of net revenue	44%	44%	44%	44%

Increase, period over period	$6,805		$27,940

Percentage increase, period over period	32%		57%

Cost of revenue increased in the third quarter and first nine months of fiscal 2006 as compared to the corresponding prior year periods due primarily to an increase in the volume of chip sets shipped and recognized as product revenue, partially offset by declines in per-unit materials cost. Cost of product revenue includes stock compensation expense of $0.2 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gross margin	$35,400	$26,866	$96,627	$61,819

Percentage of net revenue	56%	56%	56%	56%

Increase, period over period	$8,534		$34,808

Percentage increase, period over period	32%		56%

Product-only gross margin as a percentage of product revenue for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product gross margin percentage	54%	52%	54%	52%

Gross margin as a percentage of net revenue remained flat in the third quarter and first nine months of fiscal 2006 as compared to the corresponding prior year periods. The impact on gross margin as a percentage of net revenue by license royalty revenue becoming a smaller percentage of total net revenue was offset by an increase in product gross margin as a percentage of net revenue in both the third quarter and first nine months of 2006 as compared to the corresponding prior periods due primarily to a decline in material costs. Product-only gross margin increased in the third quarter and first nine months of fiscal 2006 as compared to the corresponding prior year periods, due primarily to shifts in product mix and declines in material costs, which was offset by declines in average selling prices. Included within cost of revenue for the third quarter and first nine months of fiscal 2006 is approximately $0.2 million and $0.5 million of stock compensation expense, respectively, which had an insignificant impact on gross margin.

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

Operating Expenses

Our results of operations for the third quarter and first nine months of fiscal 2006 were impacted by the adoption of SFAS No. 123R, which requires us to recognize a non-cash expense related to the estimated fair value of all our employee stock-based compensation awards. Of the approximately $7.3 million in total employee stock-based compensation expense recognized in the third quarter of fiscal 2006, $4.7 million is included in research and development expense, $1.1 million is included in sales and marketing expense and $1.3 million is included in general and administrative expense. Of the approximately $18.9 million in total employee stock-based compensation expense recognized in the first nine months of fiscal 2006, $12.5 million is included in research and development expense, $2.8 million is included in sales and marketing expense and $3.2 million is included in general and administrative expense. These amounts are depicted in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Operating expenses include the following stock compensation expense:
Research and development	$4,652	$1,373	$12,490	$2,617
Sales and marketing	$1,132	$262	$2,755	$583
General and administrative	$1,286	$372	$3,164	$713

Research and Development

Research and development expense consists primarily of salaries, bonuses, benefits and stock compensation expense for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $0.1 million in the third quarter of fiscal 2006 with no corresponding income in the third quarter of fiscal 2005, and $0.4 million and $0.3 million in the first nine months of 2006 and 2005, respectively. Research and development expenses, net, for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Research and development	$20,417	$11,089	$56,818	$25,894

Percentage of net revenue	32%	23%	33%	23%

Increase, period over period	$9,328		$30,924

Percentage increase, period over period	84%		119%

Research and development expense increased in both the third quarter and first nine months of fiscal 2006 as compared to the corresponding prior year periods due primarily to a net increase in stock compensation expense of approximately $3.3 million and $9.9 million, respectively, which is primarily associated with our recent acquisition related stock compensation awards as compared to the corresponding prior year period. The increase in research and development expense during the third quarter and first nine months of fiscal 2006 is further attributable to a 71% increase in headcount, which resulted in increases in headcount related expenses of approximately $2.2 million and $8.3 million, respectively. The increase in headcount is primarily attributable to the acquisition of Impulsesoft in the fourth quarter of fiscal 2005 and the acquisition of TrueSpan in the first quarter of 2006, as well as the overall growth of our business. In conjunction with these acquisitions during the third quarter and first nine months of fiscal 2006, approximately $1.0 million and $2.4 million, respectively, of acquisition-related contingent payments were also recorded as compensation expense, with no similar expense in the corresponding prior year period. Additional increases in both the third quarter and first nine months of fiscal 2006 as compared to the corresponding prior year periods were attributed to increases in product development expenses of approximately $1.5 million and $4.8 million, respectively. Additionally, increased costs associated with physical implementation of chip designs, as well as increased depreciation and amortization of engineering equipment and licensed technology attributed to the overall increase in research and development expense. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Sales and marketing	$4,875	$3,556	$13,907	$10,098

Percentage of net revenue	8%	7%	8%	9%

Increase, period over period	$1,319		$3,809

Percentage increase, period over period	37%		38%

Sales and marketing expense increased in both the third quarter and first nine months of fiscal 2006 as compared to the corresponding prior year periods due primarily to the net increase in stock compensation expense of approximately $0.9 million and $2.2 million, respectively. The increase in sales and marketing expense during the third quarter and first nine months of fiscal 2006 is further attributable to increases in headcount related expenses of approximately $0.2 million and $1.0 million, respectively. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
General and administrative	$5,312	$3,124	$13,840	$8,558

Percentage of net revenue	8%	6%	8%	8%

Increase, period over period	$2,188		$5,282

Percentage increase, period over period	70%		62%

General and administrative expense increased in both the third quarter and first nine months of fiscal 2006 as compared to the corresponding prior year periods due primarily to the net increase in stock compensation expense of approximately $0.9 million and $2.5 million, respectively. The increase in general and administrative expense during the third quarter and first nine months of fiscal 2006 is further attributable to increases in headcount related expenses and increased costs for legal, accounting and professional consulting services of approximately $1.1 million and $2.3 million, respectively. The increase in general and administrative expense is primarily associated with the growth of our business, as well as our recent acquisitions. We expect general and administrative expense to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business and investments in our information technology infrastructure as well as increased corporate governance and compliance requirements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,382	$1,595	$4,088	$4,034

Percentage of net revenue	2%	3%	2%	4%

Increase (Decrease), period over period	$(213)		$54

Percentage increase (decrease), period over period	(13%)		1%

Amortization of acquisition-related intangible assets decreased in the third quarter of fiscal 2006 as compared to the corresponding prior year period due primarily to the recognition of a deferred tax asset, which resulted in the reduction of the remaining $4.3 million unamortized cost of acquisition-related developed technology to zero. During the fourth quarter of 2005, we determined it was more likely than not that certain net operating losses acquired in connection with the Enuvis acquisition will be realized and therefore recognized an associated deferred tax asset of approximately $5.0 million. The resulting reduction in amortization of acquisition-related intangible assets for this asset was partially offset by increased intangible asset amortization associated with the Impulsesoft and TrueSpan acquisitions.

Amortization of acquisition-related intangible assets increased slightly in the first nine months of fiscal 2006 as compared to the corresponding prior year period due primarily to increased intangible asset amortization associated with the Kisel, Motorola’s GPS chip set product family, Impulsesoft and TrueSpan acquisitions, which was offset by reduced amortization expense related to the recognition of the Enuvis acquisition related deferred tax asset described above.

Acquired in-Process Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Acquired in-process research and development	—	—	$13,251	$760

Percentage of net revenue	—	—	8%	1%

Increase, period over period	—		$12,491

Percentage increase, period over period	—		1,644%

In connection with the acquisition of TrueSpan in the first quarter of fiscal 2006, we allocated approximately $13.3 million of the purchase price to IPR&D, with no similar expense incurred during the second and third quarters of fiscal 2006. The corresponding prior year periods include approximately $0.8 million of IPR&D associated with the acquisition of the Motorola’s GPS chipset product family in the second quarter of fiscal 2005, with no similar expense incurred in the third quarter of fiscal 2005. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the associated project had not yet reached technological feasibility and no future alternative uses existed for the acquired technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the projects in determining the value assigned to the acquired IPR&D.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its DVB and RF chips. The design for the chips was believed to be near completion, but significant risks and uncertainties in the design still existed and diagnosis of verification errors required debugging. Both of these chips were expected to be released in 2007. TrueSpan was also working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in late 2006. TrueSpan was expected to begin benefiting from both projects in 2007. The completion efforts of the TrueSpan chip development projects continue to be on track with the anticipated timeline.

As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line, which featured a substantially new design, new architecture and new embedded software. As of the acquisition date, the GSCi-5000 was expected to be released in late 2006 and our completion efforts of the GSCi-5000 development project continue to be on track with the anticipated timeline.

We are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates. If we do not complete development on these projects or if we do not achieve market acceptance in a timely manner, our results of operations and financial condition could be adversely affected.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was $1.8 million and $4.4 million in the third quarter and first nine months of fiscal 2006, respectively, and $2.2 million and $3.9 million in the third quarter and first nine months of 2005, respectively. The decrease in other income, net, in the third quarter of fiscal 2006 was primarily due to a one-time gain of $1.2 million recorded in connection with the reversal of a litigation obligation settlement in the third quarter of fiscal 2005 with no corresponding gain in the third quarter of fiscal 2006, partially offset by an increase in interest income attributable to the increased interest rates earned on our cash equivalents, short- and long-term investments. The increase in other income, net, in the first nine months of fiscal 2006 as compared to the corresponding prior year period is attributable to the increased interest rates earned on our cash equivalents, short- and long-term investments.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $2.6 million and $5.9 million in the third quarter and first nine months of fiscal 2006, respectively, as compared to a benefit from income taxes of $4.6 million and $3.4 million in the third quarter and first nine months of 2005, respectively. Our estimated effective tax rate was 50% and (706%) in the third quarter and first nine months of 2006, respectively, and (48%) and (21%) in the third quarter and first nine months of 2005. The provision for income taxes in the third quarter of 2006 differs from the amount computed by applying the statutory federal rate principally due to nondeductible stock-based compensation expense and tax benefits from disqualified dispositions of incentive stock options and our employee stock purchase plan during the quarter. The provision for income taxes in the first nine months of 2006 also differs from the amount computed by applying the statutory federal rate principally due to nondeductible acquired in-process research and development expense incurred as part of the TrueSpan acquisition during the first quarter of 2006. With the expiration of the federal research and development tax credit on December 31, 2005, we did not factor this credit into our effective rate calculations for the third quarter or first nine months of 2006.

The provision for income taxes in the third quarter and first nine months of 2005 differs from the amount computed by applying the statutory federal rate principally due to a tax benefit from disqualified dispositions of incentive stock options and research and development tax credits.

Liquidity and Capital Resources

Financial Condition

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Net cash provided by operating activities	$21,417	$17,739
Net cash used in investing activities	(42,567)	(39,528)
Net cash provided by financing activities	25,614	5,938

Net increase (decrease) in cash and cash equivalents	$4,464	$(15,851)

Cash Flows

We have historically financed our operations primarily through private sales of our common and preferred stock. As of September 30, 2006, we had $127.8 million in cash, cash equivalents, and marketable securities and $147.6 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $117.9 million and $142.1 million in working capital as of December 31, 2005. As of September 30, 2006, we had $36.3 million in long-term investments, as compared to a long-term investments balance of $20.8 million as of December 31, 2005. The increase of $15.5 million in long-term investments is consistent with our investment policy to manage our working capital.

Operating Activities – Net cash provided by operating activities was $21.4 million in the first nine months of fiscal 2006, which resulted primarily from a net loss of $6.7 million, adjusted for non-cash reconciling items of approximately $30.1 million related to stock compensation expense, depreciation, amortization, impairment of acquired identified intangible assets, acquired in-process research and development, changes in deferred tax assets and excess tax benefits from stock-based compensation. In conjunction with the adoption of SFAS No. 123R, we present the cash retained in connection with the benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature. This requirement has reduced net operating cash flows and increased net financing cash flows during the first nine months of 2006 by approximately $17.2 million. Net cash used in operating activities was also partially impacted by an increase in accounts receivables of $9.5 million, offset by an increase in accounts payable and accrued payroll and related benefits of $8.0 million.

Net cash provided by operating activities was $17.7 million in the first nine months of fiscal 2005, which resulted primarily from net income of $19.8 million, adjusted for non-cash reconciling items of $7.2 million in stock compensation expense, depreciation, amortization, acquired in-process research and development, an increase in the deferred tax assets balance resulting in a tax benefit from income taxes and a gain associated with the reversal of a litigation settlement obligation, as well as an increase in accounts payable of $6.6 million due to timing of receipt of inventories from our suppliers in anticipation of increased seasonal sales in the fourth quarter of 2005, an increase in rebates payable to customers of $1.7 million and an increase in accrued payroll and related benefits of $1.0 million. Cash provided by operating activities was partially offset by increases in inventory of $8.9 million due to the above mentioned timing of receipt of inventory, as well as an increase in accounts receivable of $10.3 million due to increased sales at the end of the third quarter of 2005.

Investing Activities – Net cash used in investing activities was $42.6 million in the first nine months of fiscal 2006, which was primarily due to the acquisition of TrueSpan during the first quarter of fiscal 2006 that represented approximately $16.8 million, net of cash acquired. The cash paid in connection with the TrueSpan acquisition during the first quarter of fiscal 2006 excludes approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over the related two-year service period. See Note 2 of “Notes to Condensed Consolidated Financial Statements” in Item 1 for further information. During the second quarter of fiscal 2006, SiRF paid approximately $1.8 million in contingent cash payments associated with a past acquisition, which resulted in an increase in goodwill related to this acquisition. In addition, the net expenditures from maturities and sales of available-for-sale investments of $20.5 million and to a lesser extent capital expenditures during the first nine months of fiscal 2006 of $2.4 million and purchases of intellectual property assets of $1.0 million impacted net cash used in investing activities.

Net cash used in investing activities was $39.5 million in the first nine months of 2005, which consisted primarily of our acquisitions of Kisel and the GPS chipset product family of Motorola for a total of $40.8 million, net of cash acquired and including in-process research and development expense of $0.8 million, as well as capital expenditures of $4.2 million. Net cash used in investing activities during the first nine months of 2005 was partially offset by maturities and sales of available-for-sale investments, net of purchases of available-for-sale investments of $5.6 million.

Financing Activities – Net cash provided by financing activities was approximately $25.6 million in the first nine months of fiscal 2006, which was primarily due to an increase in net financing cash flows of approximately $17.2 million related to the cash retained in connection with the benefits of tax deductions in excess of recognized compensation cost as required under SFAS No. 123R and the proceeds from stock option exercises of approximately $8.5 million.

Net cash provided by financing activities was $5.9 million in the first nine months of 2005 was driven primarily by proceeds from stock option exercises and employee purchases of common stock under our employee stock purchase plan, partially offset by payments made on our litigation settlement obligation.

In February 2005, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the greater of (i) 1% percentage point above the prime rate (8.25 % as of September 30, 2006), or (ii) 5.25%. The line of credit is available through February 2007 and is secured by substantially all of our assets. We had no borrowings under the line of credit as of September 30, 2006 or December 31, 2005. As of September 30, 2006, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2006, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

After the completion of our fourth fiscal quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed members of our senior management and our Audit Committee of our Board of

Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal controls under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. To remediate this error, in the first quarter of 2005, we engaged a new third-party tax advisor to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets, established formal internal procedures for the review and preparation of our provision for income taxes. Based on our assessment during the first half of 2005, we believed these measures had remediated this error; however, during the review of our quarterly financial statements for the third quarter of 2005, our independent registered public accounting firm discovered certain errors in the calculation of our benefit from income taxes and our deferred tax assets. These errors were discovered and corrected prior to the release of our September 30, 2005 financial results. Based on these findings, we revisited the measures previously taken and refined certain aspects of our internal controls around our income tax accounting process to mitigate the risk of such errors in the future, including enhancing our internal procedures for the review and preparation of our provision for income taxes, as well as the financial statements. Based on our assessment as of the end of 2005 and the first three quarters of 2006, we believe that these refinements, together with the measures previously taken, have remediated the material weakness and that we have effective internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2006, we were not a party to any material legal proceedings.

However, we may be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. For example, in August 2005, our subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics, or u-Nav, in the United States District Court for the Central District of California. The complaint alleges infringement by u-Nav of three patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. In January 2006, u-Nav counterclaimed by alleging that one of its patents was infringed by our subsidiary. On June 6, 2006, SiRF Technology, Inc. filed a second amended complaint with the Court adding four additional patents to its claims of infringement against u-Nav, and u-Nav counterclaimed on the same day alleging that our subsidiary infringed a second patent. A trial date was set for July 24, 2007. On November 7, 2006, SiRF Technology, Inc. and u-Nav announced a settlement agreement and mutual release, which settles all patent claims under the aforementioned patent infringement litigation.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

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

We have only been profitable since the third quarter of fiscal 2003 and may not sustain or increase profitability in the future. As of September 30, 2006, we had an accumulated deficit of approximately $37.3 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with the acquisition of Kisel, Motorola’s GPS chip set product family, Impulsesoft and TrueSpan. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven. Our revenue may not continue to increase at historical rates.

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

As a result of some of our recent acquisitions, we are entering into more complex market areas and we may need to invest a significant amount of resources to compete successfully. For example, in both the Bluetooth and mobile TV space there are a range of well established semiconductor companies, including CSR, Broadcom, Texas Instruments and Marvel in the Bluetooth space and Qualcomm and Texas Instruments in the mobile TV space, as well as start-ups that have established a market presence. As new entrants into these markets, we believe that our success depends on our ability to establish relationships with leading customers and with regard to the mobile TV space, with operators and infrastructure providers as well. Our failure to do so could harm our ability to successfully compete in these new markets.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the third quarter of 2006, we had two customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 62% of our net revenue. In the first nine months of fiscal 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 66% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our revenue could decline.

We believe that over 90% of our net revenue during the third quarter and the first nine months of 2006 and 2005 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

Our lengthy sales cycle makes it difficult for us to forecast revenue and increases the variability of quarterly fluctuations, which could cause our stock price to decline.

We have a lengthy sales process in some of our target markets and our sales cycles typically range from nine months to two years, depending on the market. We typically need to obtain a design win, where our product is incorporated into a customer’s initial product design. In some cases, due to the rapid growth of new GPS applications and products and our prospective customers’ inexperience with GPS technology, this process can be time-consuming and requires substantial investment of our time and resources. After we have developed and delivered a product to a customer, our customer often tests and evaluates our product before designing its own product to incorporate our technology. Our customers may need three to nine months or longer to test and evaluate our technology and an additional 12 months or more to begin volume production of products that incorporate our technology. Because of this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in committing capacity until the time that we generate revenue from these products. Also, a design win may never result in volume shipments. It is possible that we may not generate sufficient, if any, revenue from these products to offset the cost of selling and completing the design work.

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

We currently derive most of our revenue from sales of our SiRFstarII and SiRFstarIII product lines. If we fail to develop or achieve market acceptance of new GPS products or other multifunction products, we will continue to depend on sales of our SiRFstarII and SiRFstarIII product lines, which have declining average selling prices over time. Any decline in sales of our SiRFstarII and SiRFstarIII product lines or decreases in average selling prices will adversely affect our net revenue and operating results.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, on April 28 2005, we acquired Kisel, an independent European design house for complex integrated transceiver circuits. On June 1 2005, we acquired Motorola’s GPS chip set product family. Motorola has historically been one of our customers; however, we cannot be assured that they will continue to be a customer in the future. On December 24, 2005, we acquired Impulsesoft, an expert in Bluetooth stereo solutions and embedded software. On March 14, 2006, we acquired TrueSpan, a technology company with significant communications systems expertise. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any future acquisitions and investments would have several risks, including:

•	our inability to successfully integrate acquired technologies, product lines or operations;

•	diversion of management’s attention;

•	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•	expenses related to amortization of intangible assets;

•	potential write-offs of acquired assets;

•	risk of project delays;

•	failure to achieve projected results of the acquisition;

•	loss of key employees of acquired businesses; and

•	our inability to recover the costs of acquisitions or investments.

We may not realize the anticipated benefits of any acquisition or investment.

Our reliance on third-party distributors subjects us to certain risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products. In the third quarter and first nine months of fiscal 2006, one of our distributors accounted for approximately 50% and 44% of our net revenues, respectively. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

In some cases, our distributors’ ability to order products may be limited by their credit line or other financial limitations, which can adversely affect our revenues.

Because competition for qualified personnel is intense in our industry and in our geographic regions, we may not be able to recruit and retain necessary personnel, which could impact the development or sales of our products.

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as communications systems experts, GPS systems and algorithm experts, software developers, radio frequency, or RF, and application-specific integrated circuit, or ASIC, engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay Area, Los Angeles Area and Phoenix Areas in the U.S., Stockholm in Sweden and Bangalore and Noida in India, we may be unable to attract and retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel. Also, we may have more difficulty attracting personnel as a public company because of the perception that the stock option component of our compensation package may not be as valuable.

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

Although we substantially use five separate foundries, each of our semiconductor products is manufactured at one of these foundries. If one of our foundries is unable to provide us with capacity as needed, we could experience significant delays delivering the semiconductor product being manufactured for us solely by that foundry. Also, if any of our foundries experiences financial difficulties, if they suffer damage to their facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. If we choose to use a new foundry or process for a particular semiconductor product, we believe that it would take us several months to qualify the new foundry or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

We use a third party, JSI Shipping, with locations worldwide. We use JSI Singapore and South Korea for a significant portion of our product warehousing and shipping. As a result, we rely on this third-party to adequately protect and ensure the timely delivery of our products. Our warehoused products are insured under a general insurance policy, including the portion of products warehoused by JSI, which may not always sufficiently cover the entire value of inventory held by JSI at any given time. If our products are not delivered in a timely manner or are not sufficiently protected prior to delivery, our business could suffer.

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

Recent changes to our senior management could negatively affect our operations and relationships with manufacturers, customers and employees.

Our previous chief financial officer retired at the end of March 2006. We have hired a new senior vice president finance who assumed the role of chief financial officer at the beginning of April 2006. We have also recently hired a new vice president of hardware engineering and appointed a new chief technology officer. These changes could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. If the integration of this new member to our senior management team does not go as smoothly as anticipated, it could negatively affect our business.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of September 30, 2006, we had 141 patents granted in the United States, 116 patent applications pending in the United States, 37 patents granted in foreign countries and 165 foreign patent applications pending. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent.

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

Although a substantial majority of our net revenue is derived from sales of our chip sets, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

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

In the wireless market, we also compete against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Positioning Systems, Polaris and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. Also, in 2006, many of our private competitors raised additional financing. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. Our failure to establish and maintain these relationships, or the preemption of relationships by the actions of other competitors, will harm our ability to penetrate emerging markets.

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

We derived approximately 86% and 82% of our net revenue on export sales from the United States in the third quarter of 2006 and 2005, respectively, and approximately 83% and 80% in the first nine months of fiscal 2006 and 2005, respectively. Export sales from the United States to the Asia/Pacific region accounted for approximately 81% and 75% of our net revenue in the third quarter of 2006 and 2005, respectively, and approximately 76% and 67% in the first nine months of fiscal 2006 and 2005, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2006	982	$23.99	None	N/A
Total	982	$23.99	None	N/A

Item 6. Exhibits

Exhibit No.	Exhibit
10.1#	2004 Stock Incentive Agreement, as amended

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

#	Indicates management contract or compensatory plan or arrangement.
(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

SiRF TECHNOLOGY HOLDINGS, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SiRF Technology Holdings, Inc

Date: November 7, 2006	By:	/S/ MICHAEL L. CANNING
Michael L. Canning President and Chief Executive Officer (Duly authorized officer)

Date: November 7, 2006		/S/ GEOFF RIBAR
Geoff Ribar Senior Vice President Finance and Chief Financial Officer (Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
10.1#	2004 Stock Incentive Agreement, as amended

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Geoff Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

#	Indicates management contract or compensatory plan or arrangement.
(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.