Form 10-K
period 2006-12-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2007-02-27
CIK 1163943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

000-50669

SiRF TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0576030
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

217 Devcon Drive, San Jose, California	95112-4211
(Address of principal executive office)	(Zip Code)

(408) 467-4010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share                      The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one.

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,501,796,077 (based on the last reported sale price of $32.22 on June 30, 2006). Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

52,569,691 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006, in connection with the solicitation of proxies for the registrant’s 2006 Annual Meeting of Stockholders.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements, including, but not limited to, statements about our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our expectations regarding our dependency on and the amount of net revenue anticipated from future sales of GSCi-5000 and other new products, benefits of us designing the entire circuit and layout, our test methodologies, our foundries’ production capacity and qualification of new foundries, benefits of our quality assurance testing, our participation in Galileo, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers outside of that region, the expected growth of the location-based services market and its impact on our business, our dependency on establishing and maintaining relationships with established providers and industry leaders, effective competition and pricing, increases in research and development costs, sales and marketing expenses and general and administrative expenses and stock-based compensation charges, adjustments for our tax liability, enhancing our efficiencies in logistic management, anticipated benefits of our recent acquisitions, the success of SiRFstarIII, GSCi-5000 and SiRFLoc and the importance of their success on our revenue growth, our belief that we have leading edge technology, our ability to meet market demand for low power and small size Global Positioning Systems functionality products, impact from changes in interest rates, our profitability, our critical accounting policies and impact of recent accounting pronouncements, our anticipated growth, our gross margins, our expenses, our revenues and sources of revenues, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, price reductions, our dependency on relationships with and concentration of our customers, costs of being a public company, our disclosure controls and procedures, future acquisitions or investments, competition and our competitive position, our legal proceedings and our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, Multimode Location Engine™ and SiRFSoftGPS™. This annual report on Form 10-K also includes trade names, trademarks and service marks of other companies and organizations.

PART I

Item 1.	Business

Overview

We are a leading supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial applications. Location awareness capabilities allow a user to determine and use location information to gain access to applications and services, such as navigation or roadside assistance, and may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. Our products use GPS, which is a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world. We offer a broad range of GPS chip sets and premium software products for high-volume GPS markets. Each of our current chip set product lines consists of two integrated circuits, a radio frequency integrated circuit and a digital signal processing circuit, and standard embedded GPS software. The radio frequency integrated circuit is an analog semiconductor that detects and processes radio frequency signals from GPS satellites. The digital signal processing circuit is a semiconductor that helps process those signals to create data. The standard embedded GPS software searches satellite signals and uses satellite data to calculate location. In some of our products these integrated circuits are combined into a single package and in others into a single die. In addition to chip sets and standard embedded software, we also provide premium software products, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive. We market and sell our products in three target platforms: wireless handheld devices, automotive electronic systems, and consumer and compute devices.

SiRF is the holding company for SiRF Technology, Inc., or SiRF Technology, which develops and markets semiconductor products designed to enable location awareness in high-volume mobile consumer devices and commercial applications. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001 when all of SiRF Technology’s capital was exchanged for SiRF capital.

Products

We offer a broad range of GPS chip set and premium software products for high-volume GPS markets. Since 1996 we have introduced generations of product architecture: SiRFstarI, with a focus on automotive applications in 1996; SiRFstarII in both intellectual property, or IP, core and chip set forms in 1999; and SiRFstarIII, our latest generation GPS architecture with embedded SiRFLoc client premium software, both in a chip set and IP core form in 2004. We also introduced SiRFLoc server, a multimode aiding platform premium software product that is deployed in wireless networks to improve the performance of GPS enabled devices in 2004. We have introduced several products based on these product architectures, as well as products developed by Motorola’s GPS chip set product family. The following table summarizes our current products and related features.

Architecture	Product		Description
SiRFstarII	GSC2x	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single package
SiRFstarIII	GSC3f	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package and includes flash memory
	GSC3	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package
	GSC3/LP	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package and utilizes lower power requirements
	SiRFstarIII-LT	•	Our most power-efficient and the smallest version of our flagship SiRFstarIII architecture, ideal for a wide range of GPS enabled consumer mobile devices, particularly wireless devices
Motorola	MG2000	•	Used in telematics applications
	MG4x00	•	Instant GPS, used in cellular handsets and public safety two-way radios
	GSCi-5000	•	Our extremely small multimode A-GPS chip, which is optimized to address the space and cost constraints of cellular handsets.

As of the end of 2006, the SiRFstarIII-LT family products are now production qualified and we expect these products to contribute meaningful revenue in 2007. We have also production qualified the GSC3/LP product, a lower power version of our GSC3 product line, which moved into high volume production in the fourth quarter of 2006. In addition, the GSCi-5000 product line reached pre-production qualification and was substantially complete as of the end of 2006. We expect significant revenue contribution from this product line in early 2007. Sales of SiRFstarII and SiRFstarIII based products represent 10% or more of our net revenue. Strong interest and design win activity for these products are important for our revenue growth in 2007 and beyond.

In addition to chip sets and standard embedded software, we also provide premium software products, SiRFLoc, SiRFXTrac, SiRFDRive, SiRFNav, SiRFInstantFix and SiRFSoft, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive. The following table summarizes the features of our premium software products.

Premium Software		Description
SiRFLoc	•	Client and server software for wireless devices that provides enhanced location information using the capabilities of the wireless networks, as needed, for multimode GPS
SiRFXTrac	•	Software designed to provide high-sensitivity satellite tracking in autonomous GPS applications for SiRFstarII platforms
SiRFDRive	•	Software for automotive applications that enhances positioning by using sensors commonly found in automobiles, such as odometers
SiRFNav	•	Software for automotive navigation systems that shares resources with the host processor
SiRFInstantFix	•	Provides quick position fix and high-sensitivity satellite acquisition in occasionally connected GPS applications
SiRFSoft	•	Software that enables application processors to perform the functions of a GPS baseband processor

We have developed and are developing premium software products designed to enable our chip sets to be more easily integrated into specific applications. In most cases, we charge a separate licensing royalty for these premium software products. SiRFLoc is premium software for multimode GPS created for wireless devices needing enhanced location information using the assistance capabilities of wireless networks as well as in autonomous environments, where the assistance capability may not be available or needed. It has both client and server software aspects with the client software integrated into the user devices, such as handsets, and with the server core integrating into the wireless network systems, such as location servers. SiRFXTrac is premium software for PDA and consumer devices that runs on our SiRFStarII-based product lines and is designed to track signals in weak-signal environments without any assistance from wireless networks. The increased demand for our SiRFStarIII products, which provides greater weak signal performance than SiRFStarII with Xtrac has reduced demand for Xtrac as customers have migrated to the newer SiRFStarIII platform. SiRFDRive is premium software for automotive applications, which uses inputs from the gyroscope, odometer and other sensors in the automobile to complement the GPS satellite signal and enhance the navigation experience. SiRFNav is premium software designed to enable the navigation function to be performed by the host processor, which can reduce the cost of the GPS sub-system. SiRFInstantFix is a premium software and service designed to provide quick position fix and high-sensitivity satellite acquisition when a device is initially turned on. SiRFInstantFix data can operate for up to seven days for mobile systems that do not have connectivity all the time but can be connected to our server once every few days. SiRFSoft is premium software that enables application processors to perform the functions of a GPS baseband processor.

Our products have been integrated into mobile consumer devices, such as mobile phones, automobile navigation systems, portable navigation systems, personal digital assistants, and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems.

Our product lines are available to original equipment manufacturers, or OEMs, customers in four forms: chip sets, modules, IP cores and premium software. For customers with high-volume requirements or unique system requirements, we sell our products as chip sets. Customers that require GPS functionality to be added quickly to devices designed primarily for other functions may purchase complete GPS modules based on our chip sets from our value added manufacturers, or VAMs, customers. These modules consist of our chip sets mounted on a board that can be readily added to a device. For customers that have very high-volume, cost-sensitive applications such as mobile phones, we also offer our technology in IP core form, consisting of the design code for our chip sets and the source code for the software embedded in the chip sets.

In addition to our chip sets and premium software products, we provide two types of tool kits: evaluation kits and system development kits. Evaluation kits consist of a GPS module and software, enabling potential customers to evaluate the performance of our products for their specific environment and application. System development kits are designed to make it easier for our customers to incorporate our GPS technology into their products and reduce their time to market. System development kits consist of hardware reference design information, a software development platform and software tools to link our software to the customer’s system software. We also offer utility software to our customers to assist them in high-volume manufacturing and testing. These tool kits and utility software are currently not material to our total net revenue and are not expected to be a significant contributor to our future net revenue.

Technology

Our SiRFstar GPS architectures are designed to rapidly acquire satellite signals to determine location, receive and process weak signals, use low amounts of power, generate low amounts of heat and provide greater accuracy in a cost-effective structure.

The following table summarizes the key SiRFstar GPS architectural features implemented in many of our products:

Features	Description	Customer Benefit
SiRFLoc MultiMode Location	• Provides both autonomous and aided-GPS capability in wirelessly connected devices • Provides continuous location updates • Can calculate locations in either handsets or the network	• Rapid response time, continuous navigation and improved signal availability in highly degraded environments
SnapLock Signal Acquisition

•      Reacquires satellite signals rapidly after emerging from an obstructed area, for example, when an automobile passes through a tunnel or parking garage

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

Several factors must be taken into account in the design of GPS-based semiconductors. Because the GPS satellite system employs a very high carrier frequency and very low signal strength, handling noise interference is difficult and requires custom semiconductor design that can handle these radio frequencies. In addition, reliability concerns, such as electrical static discharge and electromigration, further complicate the design considerations. We have adopted a design approach, known as the customer owned tooling approach, for many of semiconductors to address these issues. Under customer owned tooling, our engineers design the entire circuit and layout, which are delivered to one of the foundries that manufacture our products as a physical layout database. These foundries use the database to fabricate the wafers that they then send to us. Because we design the entire circuit and layout ourselves, rather than using a third party, we believe that we can reduce these types of design problems.

For the rest of our semiconductors, we use the turnkey design approach, which takes advantage of existing IP cores and cell libraries offered by the foundries with which we contract for manufacturing. We deliver to the foundries fully simulated netlists, which are instructions for using these IP cores and cell libraries, and we receive fully tested and packaged parts.

Test Methodologies

Because the GPS satellites are constantly in motion, continuous position fixes at the same physical location do not necessarily result in identical outputs. Moreover, different terrestrial environments affect the satellite signal in different ways. Consequently, navigation solutions require the collection of large amounts of data in various environments and sophisticated software to analyze these inputs to ensure the best performance across a variety of potential user platforms. Laboratory test environments cannot reliably simulate all possible scenarios, making comprehensive automated testing for GPS products difficult. Over the last ten years, we have developed extensive test methodologies, including laboratory simulation, road testing, pedestrian applications, indoor positioning and aided acquisitions, to assure the quality of our products. These proprietary test methodologies include hundreds of separate tests, which generate large amounts of real-time data that is automatically collected and analyzed. We believe this test system is a key to our ability to release high-quality products in a timely manner.

Customers

We market and sell our products worldwide through a combination of direct sales, independent sales representatives and distributors. We also sell to VAMs, which incorporate our chip sets into modules. We target three major markets: wireless handheld devices, automotive and consumer and compute devices. During 2006, the following customers represented 10% or more of our net revenue: Promate, Garmin and Gateway/Foretek. In addition, many of our direct customers in turn sell to branded OEMs, which sell products using our chip sets.

During 2006, we observed steady growth in the overall market for GPS enabled devices across our target markets with the portable navigation devices again being the biggest contributor to our revenue mix. In addition, there were other SiRFstarIII-based navigation devices launched by our customers during 2006. The mobile phone market also showed steady progress with many of our handset customers designing SiRFstarIII architecture based platforms and targeted wireless products, with some of these handset customers entering inter-operability tests with major operators. Our design pipeline in the wireless space includes multiple platforms at tier one handset customers, as well as designs at leaders in the smartphone market and at many original design manufacturers.

International sales accounted for 85%, 82% and 74% of our net revenue in 2006, 2005 and 2004, respectively. We face risks in conducting business internationally, including increases in trade restrictions, potentially reduced protection for our IP and failure by us or our customers to obtain the requisite regulatory approvals. For a discussion of our net revenue by geographic region, please see Note 6 of the “Notes to Consolidated Financial Statements” in Item 8.

Manufacturing

Fabrication

We use independent semiconductor manufacturers to fabricate our semiconductors. By contracting our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. This fabless business model also allows us to take advantage of the research and development efforts of leading manufacturers and to maintain flexibility in choosing suppliers that meet our technology and cost requirements. Our products are manufactured using CMOS and bipolar or a combination of bipolar and CMOS, or BiCMOS, process technologies, which includes the silicon germanium, or SiGe, process technology.

We design our products to be compatible with industry standard manufacturing processes, allowing us to work with multiple manufacturers. Our primary foundries are Samsung in South Korea, IBM in the United States, STMicroelectronics in Italy and France, and TSMC in Taiwan. Each foundry currently manufactures several of our semiconductors. We prequalify each manufacturing plant that we intend to use by having our quality assurance team evaluate each plant. We maintain an operations and quality engineering group that manages manufacturing logistics, including product planning, work-in-progress control, shipping and receiving and our relationships with contractors. While we believe that we have adequate capacity to support our current sales levels, we intend to continue to work with our existing foundries to obtain more production capacity, and we may qualify new foundries to provide additional production capacity. Because we use independent foundries to manufacture our semiconductor products, we may face risks such as lack of manufacturing capacity and limited control over delivery schedules, quality assurance, production costs and manufacturing yields.

Assembly and Test

Independent manufacturing plants worldwide conduct our assembly, testing and finish operations, which include Samsung in South Korea, IBM in the United States, STMicroelectronics in Italy and France, TSMC in Taiwan, SST in China and StatsChipPac in Singapore. All testing is performed on standardized equipment using proprietary programs developed by our test engineering groups in collaboration with our manufacturing partners. We use standard packages for most of our products.

Quality Assurance

We focus on product reliability from the initial stage of the design cycle through each specific design process. We review quality and reliability data from our foundries and assembly subcontractors through each stage of the production cycle. We closely monitor foundry production to enhance product quality and reliability and yield levels. Each of our products undergoes three test cycles, which are known as alpha, beta and production. We believe this testing allows us to improve the quality and reliability of our products. In the alpha cycle, we test the samples of the products with tests that simulate the use of the product in real-life environments. In the beta cycle, after the product has been validated in the alpha cycle, we send the product to a select number of customers who test the product in diverse environments and provide us with feedback. In the production cycle, after feedback from our beta testing, we make any appropriate changes and re-validate the functionality and performance of a product before it is released. We also have a quality assurance organization. We are certified at our headquarters location in San Jose, CA by the International Standards Organization quality standard called ISO9001-2000 and we actively monitor emerging quality standards.

Sales and Marketing

We market and sell our products worldwide though a combination of direct sales, independent sales representatives and distributors. We refer customers who want modules that incorporate our chip sets to our VAM customers. We have direct sales offices in the United States, the United Kingdom, Japan, China, South Korea, India, Germany and Taiwan. We also have distributors and independent sales representatives in the United States, Europe and the Asia/Pacific region. We have a number of marketing programs to support the sale of our products and to increase brand awareness, including participation in industry tradeshows, technical conferences and technology seminars, sales training, advertising, co-branding agreements and public relations. We provide our distributors with price protection rights, which grant distributors the right to credit on future purchases in the event of declines in the price of our products on existing inventory held by the distributors.

Research and Development

We devote a substantial portion of our resources to developing new products and strengthening our technological expertise in the GPS/location market. Our engineering team has expertise in architecture design, wireless communication algorithms, wireless and GPS system engineering, digital signal processing circuit design, radio frequency integrated circuit design and software engineering. We have dedicated engineering teams for systems design, digital signal processing circuit design, radio frequency integrated circuit design and software design. We have design centers in San Jose, CA, South San Francisco, CA, Santa Ana, CA, Cedar Rapids, IA, Phoenix, AZ, Stockholm, Sweden, Noida, India and Bangalore, India. The key areas of research and development will include newer generation of GPS chip sets and software that combine GPS with complementary technologies. Our research and development expenditures were approximately $75.1 million in 2006, $37.7 million in 2005 and $24.6 million in 2004.

Government Regulation

GPS technology is restricted and its export is controlled. The United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The United States government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the United States government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. These regulations or actions could interrupt or increase our cost of doing business. For example, the President of the United States authorized a new national policy on December 8, 2004 that establishes guidance and implementation actions for space-based positioning, navigation, and timing programs, augmentations and activities for United States national and homeland security, civil, scientific, and commercial purposes. To date, government regulation has not materially impacted our business. However, we cannot be certain that the United States government will remain committed to the operation and maintenance of GPS satellites over a long period. Other United States government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

Competition

The market for our products is highly competitive and rapidly evolving. We expect competition to increase, which may result in rapid price erosion, reduced margins or loss of customers and market share. We may be unable to compete successfully against current or future competitors.

We face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, MediaTek, Texas Instruments, Global Locate, Atmel, u-Nav and Trimble. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our main competitors include QUALCOMM, Ceva and some private companies. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow.

In the wireless market, we also compete against solutions based on alternative location technologies such as wireless infrastructure based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Silicon Radio and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS into their products. We plan to actively participate in Galileo support and SiRF has joined the iNavSat Consortium, an industry group bidding to secure the mandate to deploy and operate the Galileo systems.

We believe that the key competitive factors in our markets include:

•	the cost-effectiveness of the location technology;

•	performance in terms of availability, accuracy and time required to fix a location;

•	low power consumption;

•	high integration to reduce the size of the product;

•	robustness of the products to operate in a variety of environments;

•	system development tool kits and design support to enable rapid time to market;

•	the ability to provide products in the form of chip sets, modules and licensed intellectual property;

•	a strong portfolio of GPS and location-based technology patents; and

•	the ability to ship products in high volumes.

We believe we compete successfully with our competitors based on these key competitive factors in our markets. In addition, in the wireless market, the ability to support location in both handsets and the wireless network is an important competitive factor. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. Our failure to establish and maintain these relationships, or any interference with these relationships by our competitors, will harm our ability to penetrate emerging markets.

Intellectual Property

As of December 31, 2006, we had 193 patents granted worldwide. Of this total we have 152 granted patents in the United States and 41 patents granted in foreign countries, with expiration dates ranging from 2010 and 2025. We also have 127 pending patent applications in the United States and 173 pending foreign patent applications. Our success depends on our intellectual property. We do not know if our pending patent applications or any future pending patent applications will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages. Although we file patents to protect our inventions, our revenue is not dependent on any particular patent. We do not believe the expiration or loss of any particular patent would materially harm our business. Additionally, on October 24, 2006, we were announced as an inaugural member of the Ocean Tomo 300 Patent Index, a market-equity stock index priced and published by the American Stock Exchange, representing a diversified portfolio of 300 companies that own the most valuable patents relative to their book value as determined by Ocean Tomo LLC.

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

Employees

As of December 31, 2006, we had 445 active, permanent employees, including 281 in research and development, 82 in sales and marketing, 25 in operations and 57 in general and administrative. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-202-551-8090. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Our Internet address is www.sirf.com. We make available, free of charge, through our Internet website copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Information contained on our website is not incorporated by reference unless specifically referenced herein.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline. For example, in 2004 we introduced three new products: SiRFstarIII, SiRFSoft and SiRFLoc Server. In 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures and in 2006 we launched the following new products: SiRFstarIII-LT, GSCi5000, and SiRFInstantFix. While some of the product lines based on our SiRFstarIII architecture are now in high-volume production, others are still in prototype or sampling stages. If these or other products we introduce do not achieve market acceptance in a timely manner, our business could suffer.

Our operating results depend significantly on sales of our SiRFstarIII product line and our ability to develop and achieve market acceptance of new GPS products.

We currently derive most of our revenue from sales of our SiRFstarIII product line. If we fail to develop or achieve market acceptance of new GPS products or other multifunction products, we will continue to depend on sales of our SiRFstarIII product line, which have declining average selling prices over time. Any decline in sales of our SiRFstarIII product line or decreases in average selling prices will adversely affect our net revenue and operating results.

We are entering into new markets that are highly competitive with well established competitors.

As a result of some of our recent acquisitions, we are entering into more complex market areas and we may need to invest a significant amount of resources to compete successfully. For example, in both the Bluetooth and mobile TV space there is a range of well established semiconductor companies, including CSR, Broadcom, Texas Instruments, Mediatek and Marvell in the Bluetooth space, Texas Instruments in the mobile TV space and Qualcomm in the mobile TV space and wireless space, as well as start-ups that have established a market presence. As a new entrant into these markets, we believe that our success depends on our ability to establish relationships with leading customers and, with regard to the mobile TV space and wireless space, with operators and infrastructure providers as well. Our failure to do so could harm our ability to successfully compete in these new markets.

Because many companies sell in the market for location technology products, we must compete successfully to sustain or gain market share.

The market for our products is highly competitive and rapidly evolving. We expect competition to increase. Increased competition will likely result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies as well as our customers’ in-house design efforts. For chip sets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments, MediaTek, Global Locate, Atmel, u-Nav and Trimble. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. With this increase in demand of GPS-based products, some products may be manufactured with lower quality GPS semiconductors, which may cause further price reductions in the market.

In the wireless market, we also compete against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Silicon Radio, Polaris and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do, including many of our private competitors that raised additional financing in 2006. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. Our failure to establish and maintain these relationships, or any interference with these relationships by our competitors, will harm our ability to penetrate emerging markets.

Our products are becoming more complex and defects in our products could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our products are complex and must meet stringent quality requirements. With some of our recent acquisitions we are expanding into even more complex technologies that may require a significant investment of resources to be successful. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. Errors or defects may not be detected until after commercial shipments. In addition, errors or defects in our server software could cause our customers to experience a loss of network service effecting end-users. As our products become more complex, we face significantly higher research and development risks and risk of undetected defects. In addition, as our components become more complex we may be limited in the number of products that can utilize these components. Any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customers’ rejection of our products, damage to our reputation, a decline in our stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

We intend to evaluate acquisitions or investments in complementary technologies and businesses, and we may not realize the anticipated benefits of these acquisitions or investments.

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in 2005, we acquired Kisel, an independent European design house for complex integrated transceiver circuits, Motorola’s GPS chip set product family and Impulsesoft, an expert in Bluetooth stereo solutions and embedded software. Motorola has historically been one of our customers; however, we cannot be assured that they will continue to be a customer in the future. In 2006, we acquired

TrueSpan, a development-stage technology company with significant communications systems expertise. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any future acquisitions and investments would have several risks, including:

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

The market for GPS-based location awareness capabilities in high-volume consumer and commercial applications is emerging, and if this market does not develop as quickly as we expect, the growth and success of our business will be limited.

The market for GPS-based location awareness technology in high-volume consumer and commercial applications is new and its potential is uncertain. Many of these GPS-based applications have not been commercially introduced or have not achieved widespread acceptance. Our success depends on the rapid development of this market. We cannot predict the growth rate, if any, of this market. The development of this market depends on several factors, including government mandates such as E911 mandate in the United States and E110 mandate in Japan, the development of location awareness infrastructure by wireless network operators and the availability of location-aware content and services. The failure of the market for high-volume consumer and commercial GPS-based applications to develop in a timely manner would limit the growth and success of our business.

Our success depends upon our customers’ ability to successfully sell their products incorporating our technology.

Even if a customer selects our technology to incorporate into its product, the customer may not ultimately market and sell its product successfully. A cancellation or change in plans by a customer, whether from lack of market acceptance, such as in the wireless space, of its products or otherwise, could cause us to lose sales that we had anticipated. Also, our business and operating results could suffer if a significant customer reduces or delays orders during our sales cycle or chooses not to release products that contain our technology.

Our future success depends on building relationships with customers that are market leaders. If we cannot establish these relationships or if these customers develop their own systems or adopt competitors’ products instead of buying our products, our business may not succeed.

We intend to continue to pursue customers who are leaders in our target markets. We may not succeed in establishing these relationships because these companies may develop their own systems or adopt one of our competitors’ products. These relationships often require us to develop new premium software that involves significant technological challenges. These types of customers also frequently place considerable pressure on us to meet their tight development schedules. We may have to devote a substantial amount of our limited resources to these relationships, which could detract from or delay our completion of other important development projects. Delays in development of these projects could impair our relationships with other customers and negatively impact sales of products under development.

Some of our customers could become our competitors.

Many of our customers are also large integrated circuit suppliers and some of our large customers already have GPS expertise in-house. These large customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology to and support of such customers entails the transfer of technology that may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. For example, STMicroelectronics, a customer of ours, has internally developed a GPS solution for the automotive market in which we compete. Further, each new design by a customer presents a competitive situation. We, in the past, have lost design wins to divisions within our customers and this may occur again in the future. We cannot provide assurance that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to license products from us at the same volumes. Competition could increase pressure on us to lower our prices and profit margins.

We have relied, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue, and our net revenue could decline due to the delay or loss of significant customer orders.

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 68% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

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

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products. In 2006, two of our distributors accounted for approximately 48% and 10% of our net revenues, respectively. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

We believe that over 90% of our net revenue during 2006 and 2005 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our revenue to decline.

We derived approximately 85%, 82% and 74% of our net revenue on international sales in 2006, 2005 and 2004, respectively. International sales to the Asia/Pacific region accounted for approximately 79%, 72% and 56% of our net revenue in 2006, 2005 and 2004, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations.

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

•

potentially adverse tax consequences, such as withholding tax obligations on license revenue that we may not be able to offset fully against our United States tax obligations, including the further risk that foreign tax authorities may recharacterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

•	potentially reduced protection for intellectual property rights, particularly in emerging markets;

•	inadequate local infrastructure and transportation delays;

•	financial risks, such as longer sales and payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange and rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our products; and

•	political and economic instability, including wars, acts of terrorism, political unrest, a recurrence of the SARS outbreak, boycotts, curtailments of trade and other business restrictions.

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

•	unpredictable volume and timing of customer orders;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in our customers’ products;

•	the timing of new product announcements or introductions by us or by our competitors;

•	the introduction or delay in launch of our customers’ products using our technology or customers’ no longer using our technology;

•	seasonality in our various target markets;

•	product obsolescence and our ability to manage product transitions;

•	decreases in the average selling prices of our products; and

•	fluctuations and estimations inherent in predicting our effective income tax rates.

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

Although a substantial majority of our net revenue is derived from sales of our chip sets, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. In 2006, two of our licensees accounted for approximately 72% and 11% of our license royalty revenue, respectively. If a significant licensee terminated its relationship with us, demands price reductions, decided to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenues, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

•	the rate of adoption and incorporation of our technology by wireless handset makers and wireless infrastructure vendors;

•	fluctuations in volumes and prices at which licensees sell products that incorporate our technology;

•	the demand for products incorporating our licensed technology; and

•	the cyclicality of supply and demand for products using our licensed technology.

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

We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, or AICPA, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment in 2006 had a material impact to our financial statements. Under SFAS No. 123R, we are required to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grants and other equity incentives that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, this accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 12 of the “Notes to Consolidated Financial Statements” in Item 8 for a discussion of the impact on our financial results. In connection with our equity compensation program, we have reviewed certain stock option grants and our related procedures. Also in 2006, the FASB issued Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Under FIN No. 48 we are required to follow a two-step approach for evaluating uncertain tax positions, which may have an impact on our financial position and results of operations in the future. Although we do not believe there are any matters that could have a material effect on our financial statements, the SEC or other government agency may inquire as to our granting of equity compensation or disagree with our findings.

We have been profitable since the third quarter of 2003, but may not sustain or increase profitability in the future.

We have been profitable since the third quarter of 2003, with the exception of the first quarter of 2006, which was due to the one-time charge of $13.3 million for the acquired in-process research and development associated with the TrueSpan acquisition, but may not sustain or increase profitability in the future. As of December 31, 2006, we had an accumulated deficit of approximately $28.2 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with our recent acquisitions and any future acquisitions. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven and our revenue may not continue to increase at historical rates.

If we are unable to fund the development of new products to keep pace with rapid technological change, we will be unable to expand our business and maintain our market position.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of December 31, 2006, we had 193 patents granted worldwide. Of this total we have 152 granted patents in the United States and 41 patents granted in foreign countries, with expiration dates ranging from 2010 and 2025. We also have 127 pending patent applications in the United States and 173 pending foreign patent applications. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

We also rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, it could harm our ability to compete and generate revenue.

We also rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, and design code for our chip sets, documentation and other written materials under trade secret and copyright laws. We license our software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps we have taken to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

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

Any potential dispute involving our patents or intellectual property or third party patents or third party intellectual property could be costly, time-consuming and may result in our loss of significant rights.

Other parties may assert intellectual property infringement claims against us, and our products may infringe the intellectual property rights of third parties. From time to time we and our customers receive letters, including letters from various industry participants alleging infringement of patents or offerings to discuss licensing of third party patents alleged to be used in our products. For example, in September 2000, we entered into a settlement and cross-licensing agreement with a third party regarding patent infringement under which we agreed to pay approximately $5.0 million and issued a warrant to purchase shares of our preferred stock. As we increase our international sales, we may become more susceptible to these types of infringement claims.

Litigation may be necessary to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. For example, in August 2005, our subsidiary, SiRF Technology, Inc., filed a complaint in federal district court against u-Nav Microelectronics Corp., which we settled in November 2006.

Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the United States International Trade Commission that could result in an order stopping the importation into the United States of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

We may have difficulty in protecting our intellectual property rights in foreign countries, which could increase the cost of doing business or cause our revenue to decline.

Our intellectual property is used in a large number of foreign countries. There are many countries, particularly in emerging markets, in which we have no issued patents, or that may have reduced intellectual property protection. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. For example, if our foundries lose control of our intellectual property, it would be more difficult for us to take remedial measures because our foundries are located in countries that do not have the same protection for intellectual property that is provided in the United States. Furthermore, we expect this to become a greater problem for us as our technology licensees increase their manufacturing in countries, which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business.

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

We depend primarily on four independent foundries to manufacture substantially all of our current products, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our products and damage our customer relationships.

We do not own or operate a fabrication facility. We rely on third parties to manufacture our semiconductor products. Four outside foundries, Samsung in South Korea, IBM in the United States, STMicroelectronics in Italy and France, and TSMC in Taiwan currently manufacture substantially all of our products.

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

Although we substantially use four separate foundries, each of our semiconductor products is manufactured at one of these foundries. If one of our foundries is unable to provide us with capacity as needed, we could experience significant delays delivering the semiconductor product being manufactured for us solely by that foundry. Also, if any of our foundries experiences financial difficulties, if they suffer damage to their facilities or in the event of any other disruption of foundry capacity, we may not be able to qualify an alternative foundry in a timely manner. In addition, any consolidation among the various foundries could impact the affected foundries’ product capacity or its collective ability to continue to manufacture one or more of our products. If we choose to use a new foundry or process for a particular semiconductor product, we believe that it would take us several months to qualify the new foundry or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we may experience a significant interruption in supply of the affected products.

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

We depend on a sole supplier for some critical components.

We purchase certain critical components, such as NOR flash memory technology, from a single supplier. The loss of this supplier or delays or changes in the design cycle time could result in delays in the manufacture and shipment of products, additional expense associated with obtaining a new supplier, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm our results of operations.

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

The manufacture of semiconductors is a highly complex process. Minute impurities can cause a substantial number of wafers to be rejected or cause numerous die on a wafer to be nonfunctional. Semiconductor companies often encounter difficulties in achieving acceptable product yields from their manufacturers. Our foundries have from time to time experienced lower than anticipated manufacturing yields, including for our products. This often occurs during the production of new products or the installation and start-up of new process technologies. We may also experience yield problems as we migrate our manufacturing processes to smaller geometries. If we do not achieve planned yields, our product costs could increase, and product availability would decrease.

The loss of any of the six primary third-party subcontractors that assemble and test all of our current products could disrupt our shipments, harm our customer relationships and reduce our sales.

Six primary third-party subcontractors assemble and test all of our current chip sets either for our foundries or directly for us. As a result, we do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. If any of these subcontractors experiences capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or if there is any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. We typically do not have long-term agreements with any of these subcontractors. We typically procure services from these suppliers on a per-order basis. Because of the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our semiconductor products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our reputation and result in a loss of customers.

We use a third party to warehouse and ship a significant portion of our products and any failure to adequately store and protect our products or to deliver our products in a timely manner could harm our business.

We use a third party, JSI Shipping, with locations worldwide. We use JSI Singapore and South Korea for a significant portion of our product warehousing and shipping. As a result, we rely on this third party to adequately protect and ensure the timely delivery of our products. Our warehoused products are insured under a general insurance policy, including the portion of products warehoused by JSI, which may not always sufficiently cover the entire value of inventory held by JSI at any given time. If our products are not delivered in a timely manner or are not sufficiently protected prior to delivery, our business could suffer.

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

GPS technology is restricted and its export is controlled. The United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The United States government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the United States government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. For example, the President of the United States authorized a new national policy on December 8, 2004 that establishes guidance and implementation actions for space-based positioning, navigation, timing programs, augmentations and activities for United States national and homeland security, civil, scientific, and commercial purposes. These regulations or actions could interrupt or increase our cost of doing business.

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

Economic growth in the United States and international markets has slowed and may continue to slow or may decline. In addition, the terrorist attacks in the United States and turmoil in the Middle East have increased the uncertainty in the United States economy and may contribute to a decline in economic conditions, both domestically and internationally. Terrorist acts and similar events, or war in general, could contribute further to a slowdown of the market demand for goods and services, including demand for our products. If the economy declines as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our products, which may harm our operating results.

Because competition for qualified personnel is intense in our industry and in our geographic regions, we may not be able to recruit and retain necessary personnel, which could impact the development or sales of our products.

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as communications systems experts, GPS systems and algorithm experts, software developers, radio frequency and application-specific integrated circuit engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay area, Los Angeles area and Phoenix area in the United States, Stockholm in Sweden and Bangalore and Noida in India, we may be unable to attract and retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel. Also, we may have more difficulty attracting personnel as a public company because of the perception that the stock option component of our compensation package may not be as valuable.

Changes to our senior management could negatively affect our operations and relationships with manufacturers, customers and employees.

We have hired new senior management and these changes could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. If the integration of our senior management team does not go as smoothly as anticipated, it could negatively affect our business.

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. As a result, we have and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

The warranty provisions in our agreements with some customers expose us to risks from product liability claims.

Our agreements with some customers contain limited warranty provisions, which provide the customer with a right to damages if a defect is traced to our products or if we cannot correct errors reported during the warranty period. While our historical warranty costs have not been material, if in the future our contractual limitations are unenforceable in a particular jurisdiction or if we are exposed to product liability claims that are not covered by insurance, a successful claim could require us to pay substantial damages.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in San Jose, California, where we occupy approximately 48,000 square feet under leases expiring on November 30, 2009. We also lease property in the following areas, which generally serve as our engineering and product development locations:

Location	Square Feet (sq.ft.)	Lease Expiration
Santa Ana, California	12,600	December 31, 2009
Phoenix, Arizona	13,200	July 31, 2010
Noida, India	9,200	March 31, 2009
Stockholm, Sweden	5,900	April 30, 2009
Bangalore, India (1)	45,200	June 20, 2011

(1)	The Company leases three properties in Bangalore, India, aggregating to approximately 45,200 sq. ft. with lease expirations dated April 30, 2008, March 31, 2010 and June 20, 2011, respectively.

We lease additional facilities in various locations expiring on various dates through 2010. We may require additional space in the future which may not be available on commercially reasonable terms or in the location we desire.

Item 3.	Legal Proceedings

During the quarter ended December 31, 2006, we were not a party to any material legal proceedings.

However, we may be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. For example, in August 2005, the Company’s subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics Corp., or u-Nav, in the United States District Court for the Central District of California. The complaint, as amended, alleged infringement by u-Nav of seven patents assigned to SiRF Technology, Inc. u-Nav’s counterclaims, as amended, alleged infringement by SiRF of two patents assigned to u-Nav. On November 7, 2006, SiRF Technology, Inc. and u-Nav announced a settlement agreement and mutual release, which settles all patent claims asserted in the aforementioned patent infringement litigation.

In addition, on December 15, 2006, our subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code.

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the United States International Trade Commission, or ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

The names of our executive officers and their ages as of December 31, 2006 are as follows:

Name	Age	Position(s)
Michael L. Canning	65	President, Chief Executive Officer and Director
Geoffrey Ribar	48	Senior Vice President and Chief Financial Officer
Kanwar Chadha	47	Vice President of Marketing, Director and Founder
Joseph M. LaValle	57	Vice President of Sales
Atul P. Shingal	46	Vice President of Operations

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

Geoffrey Ribar has served as our Senior Vice President and Chief Financial Officer since January 2006. Prior to joining us, from August 2004 to December 2005, Mr. Ribar served as Chief Financial Officer of Matrix Semiconductor. From August 2001 to October 2003, Mr. Ribar served as Senior Vice President and Chief Financial Officer of Asyst Technologies, Inc., a semiconductor equipment company. From August 2000 to August 2001, Mr. Ribar served as Chief Financial Officer of iBeam Broadcasting Corporation, a streaming media network company. From October 1998 to February 2000, Mr. Ribar served as Chief Financial Officer of Packard Bell NEC, a computer manufacturer. From December 1997 to October 1998, Mr. Ribar served as Chief Financial Officer of nVidia, Inc. From 1982 to 1997, Mr. Ribar held several finance roles, the most recent of which was Vice President and Corporate Controller, at AMD, Inc. Mr. Ribar holds a B.S. in Chemistry and an M.B.A. from the University of Michigan.

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

Market Information for Common Stock

SiRF Technology Holdings, Inc. is quoted on the Nasdaq Global Select Market under the symbol “SIRF.” Public trading of our common stock began on April 22, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sales price per share of our common stock as quoted on the Nasdaq Global Select Market in 2006 and 2005:

	Price Range Per Share
Fiscal 2006	High	Low
First Quarter	$40.91	$28.71
Second Quarter	$39.73	$27.66
Third Quarter	$33.01	$18.50
Fourth Quarter	$31.87	$20.21

	Price Range Per Share
Fiscal 2005	High	Low
First Quarter	$12.30	$10.42
Second Quarter	$17.68	$10.94
Third Quarter	$30.13	$17.24
Fourth Quarter	$30.49	$24.34

Performance Graph

The following graph shows a comparison of the 33 month cumulative total shareholder return for our common stock with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The reference to 33 months is associated with the time in which we have been a public company. The graph assumes a $100 investment on March 31, 2004 in the NASDAQ Composite Index and the Philadelphia Semiconductor Index and a $100 investment on April 22, 2004 in our common stock.

Holders

As of February 20, 2007, there were approximately 114 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.

Sales of Unregistered Securities

On the following date we issued the following shares of common stock pursuant to exercises of outstanding warrants by net issuance in which the holders relinquished their right to purchase shares of common stock:

Date of Sale	Shares of Common Stock Issued	Shares of Common Stock Relinquished
October 23, 2006	564	205

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

On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Period	Total Number of Shares (or Units) Withheld	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2006	154	$28.12	None	N/A
November 30, 2006	123	$30.56	None	N/A
December 29, 2006	99	$25.52	None	N/A

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data for each of the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$247,680	$165,070	$117,368	$73,147	$30,357
Gross profit	137,623	91,387	66,237	40,047	15,791
Net income (loss)	2,400	30,040	30,723	3,565	(12,506)
Deemed dividend to preferred stockholders	—	—	—	468	176
Net income (loss) applicable to common stockholders	$2,400	$30,040	$30,723	$3,097	$(12,682)
Net income (loss) per share:
Basic	$0.05	$0.62	$0.90	$0.45	$(1.92)
Diluted (1)	$0.04	$0.56	$0.64	$0.08	$(1.92)

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$133,817	$83,882	$86,462	$16,715	$8,229
Working capital (2)	185,361	142,126	121,635	23,617	10,935
Total assets	366,663	285,815	228,457	88,628	63,590
Long-term obligations, less current portion	509	439	1,771	2,910	3,525
Convertible preferred stock	—	—	—	138,213	126,751
Total stockholders’ equity (deficit)	327,343	262,836	211,807	(64,023)	(72,475)

(1)

The diluted net loss per share computation in the year ended December 31, 2002 excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock as their effect would be antidilutive. See Note 1 of the “Notes to Consolidated Financial Statements” in Item 8 for a detailed explanation of the determination of shares used in computing basic and diluted net income (loss) per share.

(2)

The working capital balance for the year ended December 31, 2003 reflects the reclassification of certain current assets from prepaid expenses and other current assets to identified intangible assets and fixed assets, resulting in a decline in working capital of $289,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

We are a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, portable navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of December 31, 2006, we had 193 patents granted worldwide with 152 patents granted in the United States and 41 patents granted in foreign countries, with expiration dates ranging from 2010 and 2025.

We market and sell our products to original equipment manufacturers, or OEMs, of three target platforms: wireless handheld devices, such as mobile phones; automotive electronics systems, including in-car navigation systems, portable navigation systems and telematics systems; and consumer and compute devices, including personal digital assistants, notebook computers, recreational GPS handhelds, mobile gaming machines, digital cameras and watches. As we supply products that support multiple applications within these three target platforms, we do not have the ability to discretely track separate financial information for each of these three target platforms. Additionally, we market and sell our products to value-added manufacturers, or VAMs, who typically provide GPS modules or sub-systems to the OEMs, and through intellectual property partners, who integrate our core technology into their products. Intellectual property partners are typically large semiconductor companies.

As usage of GPS technology for high volume applications is still in the early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. In 2004, we saw the emergence of portable navigation systems as a new growth driver and in both 2005 and 2006 it was a major driver in our growth and is expected to continue to be in 2007. While the location based services, or LBS, market for wireless operators is in its early stages, we expect it to become a growth driver for our business starting the first half of 2007. Our long term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant effort on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

On March 14, 2006, we acquired TrueSpan Incorporated, or TrueSpan, a privately held Delaware corporation, formed in August 2004 and located in Long Beach, California and in Bangalore, India. The acquisition of TrueSpan, a development-stage technology company with significant communications systems expertise, is intended to add to our systems expertise as we expand our offerings to include complex multifunction and location technology platform solutions. As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. In addition, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products. We concluded the TrueSpan acquisition did not meet the criteria to be accounted for as an acquisition of a “business” under the requirements of Statement of Financial Accounting Standards, or

SFAS, No. 141, “Business Combinations,” as TrueSpan did not possess the ability to generate outputs in order to continue normal operations and generate a revenue stream by providing its products to customers. In the first quarter of 2006, we recognized $13.3 million of charges for acquired in-process research and development, or IPR&D, which related to projects that had not yet reached technological feasibility at the time of acquisition. These projects will require substantial additional investment relative to the fair value of the transferred set of assets acquired and were at least a year away from commercial viability at the time of acquisition.

In 2005, we acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product family of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft Private Limited, or Impulsesoft, a privately held software company based in Bangalore, India. The acquisition of Kisel on April 28, 2005, a company with extensive expertise in complex integrated transceiver designs, has complemented our existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Motorola’s GPS chip set product family on June 1, 2005, has provided broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement our existing products and a strong customer base. As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line. The GSCi-5000 was an upgraded version of Motorola’s Phoenix chip, which was one of the existing developed technologies acquired by SiRF. As part of the Motorola acquisition we recognized $0.8 million of charges for IPR&D, which related to a project that had not yet reached technological feasibility at the time of acquisition. The acquisition of Impulsesoft on December 24, 2005, an expert in Bluetooth stereo solutions and embedded software, sought to provide users of Bluetooth technology with a rich audio experience and deliver and support value-added embedded software solutions to complement our chip set offerings. As of the acquisition date, Impulsesoft was working on a new mobile headset solution utilizing Bluetooth technology for the communications accessories market, as well as a new Bluetooth solution for the automotive market, which would enable in-car telematics platforms to be Bluetooth enabled and support hands-free voice and music streaming. In connection with the Impulsesoft acquisition we recognized $0.9 million of charges for IPR&D during the fourth quarter of 2005, which related to projects that had not yet reached technological feasibility and for which no future alternative uses existed for these stand alone Bluetooth end user projects at the time of acquisition.

With respect to the in-process development projects associated with the TrueSpan and the Motorola GPS chip set product family acquisitions, we are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of its original estimates. At the time of the Impulsesoft acquisition, the development work for both Bluetooth development projects was still being evaluated as to whether we would continue these projects. Upon subsequent evaluation, we do not currently intend to bring these in-process development projects to market as individual stand alone products.

In 2005, we launched a range of new products including: the GSC2x family, which combines radio frequency integrated circuit and a digital signal processing circuit in a single package with one third the power and half the size of it’s predecessor, which is based on the SiRFstarII architecture and the GSC3 family, our highly integrated, low-power GPS products, which is based on the SiRFstarIII architecture that combine radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package. The SiRFstarIII architecture based products are the primary contributors to our revenue stream as we continue to see customers migrate from products based on our SiRFstarII architecture to products based on our SiRFstarIII architecture. Our chip-set families are complemented by our SiRFLoc server platform, which is key to our success in penetrating the market for wireless operators. The SiRFLoc server platform is now deployed at multiple customers.

During 2006, we announced the following new products: SiRFInstantFix, our unique premium software offering that minimizes the start-up wait time for GPS systems; SiRFstarIII-LT family, our most power-efficient and the smallest version of our flagship SiRFstarIII architecture ideal for a wide range of GPS enabled consumer mobile devices; and GSCi-5000, our extremely small multimode A-GPS chip, based on a new architecture related to the Motorola product family, which is optimized to address the space and cost constraints of cellular handsets. The GSCi-5000 product line reached pre-production qualification and was substantially complete as of the end of 2006. We expect significant revenue contribution from this product line in early 2007. As of the end of 2006, the SiRFstarIII-LT family products are now production qualified and we expect these products to contribute meaningful revenue in 2007. We have also production qualified GSC3/LP, a lower power version of our GSC3 product line, which moved into high volume production in the fourth quarter of 2006. Strong interest and design win activity for these products are important for our revenue growth in 2007 and beyond.

During 2006, we observed steady growth in the overall market for GPS-enabled devices across all our target platforms with the portable navigation devices again being the biggest contributor to our revenue mix, although there were many other SiRFstarIIIbased navigation devices launched by our customers during 2006. The mobile phone market also showed steady progress with many of our handset customers designing SiRFstarIII architecture based platforms, with some of these handset customers entering inter-operability tests with major operators. Our design pipeline in the wireless space includes multiple platforms at tier one handset customers, as well as designs at leaders in the smartphone market and at many original design manufacturers. In the fourth quarter of 2006, multiple operators announced LBS platform offerings using our technology integrated into handsets or accessories.

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

Futhermore, our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on faster design cycle time and lower product cost structure. In the first quarter of 2006 and in 2005, we acquired one development stage company and three businesses, respectively, intended to complement our existing engineering group and expand our product offerings. However, many of these new product offerings are quite complex and we may not be successful in implementing these in a timely manner. We also continue to enhance our efficiencies in logistics management and work with our semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain our overall cost structure.

Our operations are directly impacted by cyclicality in the semiconductor industry, which is characterized by wide fluctuations in product supply and demand. This cyclicality could cause our operating results to decline dramatically from one period to the next. In addition to the sale of chip sets, our business depends on the volume of production by our technology licensees, which in turn depends on the current and anticipated market demand for semiconductors and products that use semiconductors. For example, in the fourth quarter of 2004, our results were impacted by cyclicality of consumer demand, delay in production release of our first SiRFstarIII-based products, as well as lower than expected licensing revenues. If we are unable to control expenses adequately in response to lower revenue from our chip set customers and technology licensees, our financial condition and results of operations may be negatively impacted.

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In 2006, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 68% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” which requires us to record the expense associated with the fair value of employee stock option grants and other equity incentives within our financial statements. We may have significant and ongoing accounting charges resulting from employee stock option grants and other equity incentive expensing that could reduce our overall net income.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our most critical accounting policies include: (1) revenue recognition, which impacts the recording of revenue; (2) valuation of inventories, which impacts cost of revenue and gross margin; (3) stock-based compensation, which impacts cost of product revenue, gross margin and operating expenses, as well as footnote disclosure; (4) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts cost of product revenue and operating expenses; and (5) income taxes which impacts provision for income taxes and the valuation of our deferred tax assets and liabilities. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition. We recognize revenue from sales to our direct customers, both OEMs and VAMs, when the earnings process is complete, as evidenced by an agreement with the customer, transfer of title, as well as fixed or determinable pricing and probable collectibility. Transfer of title occurs based on defined terms in customer purchase orders for all shipments. We assess the need for allowances at the time of sale to our direct customers for estimated sales returns. We determine these allowances based upon the historical rate of returns.

We enter into co-branding rebate agreements with certain customers and provide marketing incentives to certain distributors. Payments to be made under such agreements and marketing incentives are recorded as a reduction of revenue. In certain circumstances, we estimate the proportion of product shipments that are rebate-applicable from a larger population of shipments, as well as we estimate the likelihood of whether or not such rebates will be claimed over time. If our estimates of product rebates differ from actual results, adjustments to estimated net revenues could result.

We license rights to use our intellectual property to allow licensees to integrate our GPS technology into their products. We also license rights to use our premium software products to licensees to enable our chip sets to provide enhanced functionality in specific applications. We recognize premium software product revenue in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 97-2, “Software Revenue Recognition.” We earn royalties on licensees’ worldwide sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. Our licensees; however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. During the periods preceding the fourth quarter of 2006, we estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made.

Starting in the fourth quarter of 2006, we determined that due to business circumstances we could no longer reliably estimate royalty revenue from the Estimated Licensees. As such, we began recognizing all royalty revenues based solely on royalties reported by licensees during such quarter. This change in the timing of recognizing royalty revenue was made prospectively and had an initial one-time effect of reducing royalty revenues recorded in the fourth quarter of 2006. The effect of not recording fourth quarter royalty revenue in 2006 was a reduction of approximately $1.2 million or 14% on our license royalty revenue.

Subsequent to the sale of our premium software products, we have no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Inventory. We record a reserve for inventories that have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Stock-Based Compensation. Beginning on January 1, 2006, we account for our employee stock options, restricted stock units and the stock purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the provisions of SFAS No. 123R, Financial Accounting Standards Board, or FASB, Technical Bulletin 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option” and Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107. SFAS No. 123R requires stock-based compensation cost to be measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. We adopted the modified prospective application method as provided by SFAS No. 123R. Under the modified-prospective method compensation cost is recognized beginning with the effective date (January 1, 2006) (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures,” for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously reported financial statements have not been restated. The fair value of our restricted stock units was calculated based upon the fair market value of our stock at the date of grant or as determined under the Emerging Issues Task Force, or EITF, No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” for our acquisition related restricted stock units.

The fair value of our employee stock options and our Purchase Plan rights was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, as disclosed in Note 12 of the “Notes to Consolidated Financial Statements in Item 8,” and elections in adopting and implementing SFAS No. 123R, including the option’s expected term and the price volatility of the underlying stock. We have elected to use this simplified method as prescribed by the SEC’s SAB No. 107, to estimate the option’s expected term as we have limited historical exercise data or alternative information to estimate a reasonable expected term assumption. Our options are considered “plain vanilla” as defined by SAB No. 107. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. We utilized our own historical volatility in valuing our stock option grants and purchase rights under the Purchase Plan. We also evaluated the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption based upon our historical stock price volatility. During 2006, the average volatility used to value our employee stock options was 51% and the average volatility used to value our purchase rights under the Purchase Plan during 2006 was 59%. Actual volatility, expected lives, and interest rates may be different from our assumptions which would result in an actual value of the options being different than estimated. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date.

SFAS No. 123R requires a company to calculate the pool of excess tax benefits, or APIC Pool, available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R, as if the company had adopted SFAS No. 123 at its effective date in 1995. There are two allowable methods to calculate the our hypothetical APIC Pool: (1) the long form method as set forth in SFAS No. 123R or (2) the short form method as set forth in FASB Staff Position No. 123R-3. We have elected to use the long form method under which we track each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. We then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish its hypothetical APIC pool.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we have elected to follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax and as such, we recognize the full effect of these deductions in the income statement in the period in which the taxable event occurs. Refer to Note 12, of the “Notes to Consolidated Financial Statements” in Item 8 for further information.

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

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the long-lived assets or goodwill’s carrying value. If the initial test for recovery fails, measurement of impairment is based on projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital and the relevant discount rate. Should actual results differ significantly from our current estimates, impairment charges may result. For 2006, we recorded an impairment charge of approximately $0.3 million within ‘Research and Development’ operating expenses. Refer to Note 8, of the “Notes to Consolidated Financial Statements” in Item 8 for further information.

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset. Refer to Recent Accounting Pronouncements below, for further information on the issuance of Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During 2006, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for United States federal and state provisions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. We believe we have adequately provided for any reasonably foreseeable adjustments to our tax liability. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the FASB, ratified EITF No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF No. 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to SFAS No. 43, “Accounting for Compensated Absences” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF No. 06-02 is effective for fiscal years beginning after December 15, 2006, and may be applied by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings or through retrospective application. Currently, we have accrued for the expense related to sabbatical leave when the employee fully vests. We will implement EITF No. 06-02 by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings at January 1, 2007. We are in the process of evaluating the impact of adoption of EITF No. 06-02 and we currently cannot determine the impact of adoption on our financial position and results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings. We are in the process of completing a full analysis of our uncertain tax positions under FIN No. 48 and we currently cannot determine the impact of adoption on our financial position and results of operations.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year and early adoption is permitted. We are currently assessing SFAS No. 157 and have not determined the impact, if any, that the adoption of SFAS No. 157 will have on our financial position, results of operations and fair value disclosures.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” SAB No. 108. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We implemented SAB No. 108 in 2006 and determined SAB No. 108 did not have a material impact on our financial position and results of operations.

Results of Operations

Results of operations, in dollars and as a percentage of net revenue, were as follows:

Year Ended December 31,	2006		2005		2004 (1)
	(In thousands, except for percentages)
Net revenue	$247,680	100.0%	$165,070	100.0%	$117,368	100.0%
Cost of revenue	110,057	44.4%	73,683	44.6%	51,131	43.6%

Gross profit	137,623	55.6%	91,387	55.4%	66,237	56.4%
Operating expenses:
Research and development	75,064	30.3%	37,685	22.8%	24,616	21.0%
Sales and marketing	19,547	7.9%	13,568	8.2%	12,060	10.3%
General and administrative	19,854	8.0%	12,099	7.3%	9,114	7.8%
Amortization of acquisition-related intangible assets	5,171	2.1%	5,629	3.4%	4,632	3.9%
In-process research and development	13,251	5.4%	1,650	1.0%	—	—%

Total operating expenses	132,887	53.7%	70,631	42.8%	50,422	43.0%

Operating income	4,736	1.9%	20,756	12.6%	15,815	13.5%
Other income (expense), net	6,633	2.7%	5,237	3.2%	1,418	1.2%

Net income before taxes	11,369	4.6%	25,993	15.7%	17,233	14.7%
(Benefit from) provision for income taxes	8,969	3.6%	(4,047)	(2.5)%	(13,490)	(11.5)%

Net income	$2,400	1.0%	$30,040	18.2%	$30,723	26.2%

(1)

Reclassifications have been made to prior year amounts to include stock compensation expense within the operating expense categories to conform to the current year presentation, rather than including it as a separate line item within operating expenses.

Net Revenue

The following table sets forth our revenue for 2006, 2005 and 2004:

	Year Ended December 31,
	2006		2005		2004
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Product revenue	$239,243	96.6%	$153,399	92.9%	$105,579	90.0%
License royalty revenue	8,437	3.4%	11,671	7.1%	11,789	10.0%

Net revenue	$247,680		$165,070		$117,368

Increase, period over period	82,610		47,702

Percentage increase, period over period	50.0%		40.6%

Product Revenue. The increase in product revenue in 2006, as compared to 2005 resulted primarily from a 75% increase in unit shipments of chip sets, which was due primarily to increased sales of our SiRFstarIII architecture products. This increase in unit shipments of chip sets was partially offset by an 11% decline in average selling prices in 2006 as compared to 2005. The increase in product revenue in 2005, as compared to 2004 resulted primarily from an 87% increase in unit shipments of chip sets, which was due in part to increased sales of our first product line based on our SiRFstarIII architecture. This increase was partially offset by a 22% decline in average selling prices, as compared to the corresponding prior year period. Increased sales volumes in 2006 and 2005 were driven by continued growth in the consumer and compute devices and automotive markets, especially portable automotive navigation systems and continued growth of GPS embedded consumer devices.

License Royalty Revenue. License royalty revenue represented 3%, 7% and 10% of our net revenue in 2006, 2005 and 2004, respectively. License royalty revenue decreased in 2006, as compared to 2005 primarily due to a decline in our premium software royalty revenue from various customers. This decline primarily resulted from the migration of customers from SiRFstarII to SiRFstarIII based designs, which did not require the use of SiRFXtrac premium software. Additionally, license royalty revenue decreased due to the one-time effect of our change in the timing of recognizing our royalty license income estimates in the fourth quarter of 2006, partially offset by increases in our licensed intellectual property revenue due to unit volume increases.

Starting in the fourth quarter of 2006, we determined that due to business circumstances we could no longer reliably estimate royalty revenues from the Estimated Licensees. As such, we began recognizing all royalty revenues based solely on royalties reported by licensees during such quarter. This change in the timing of recognizing royalty revenue was made prospectively and had an initial one-time effect of reducing royalty revenues recorded in the fourth quarter of 2006. The effect of not recording fourth quarter royalty revenue in 2006 was a reduction of approximately $1.2 million or 14% on our license royalty revenue.

License royalty revenue was relatively flat in 2005, as compared to 2004. License royalty revenue as a percentage of total net revenue declined as compared to the prior year periods primarily due to the significant growth in product revenue. License royalty revenue as a percentage of total net revenue declined in 2005, as compared to 2004, primarily due to a decline in the per-unit royalty rates, although unit volumes increased year over year. We expect this relationship between license royalty revenue and total net revenue to continue based on our long-term business model.

Net revenue on international sales was approximately 85%, 82% and 74% of our net revenue in 2006, 2005 and 2004, respectively. Net revenue on international sales to the Asia/Pacific region accounted for approximately 79%, 72% and 56% of net revenue in 2006, 2005 and 2004, respectively. International sales as a percentage of total net revenue in 2006, as compared to 2005, increased due to larger international sales to the Asia/Pacific region. International sales as a percentage of total net revenue in 2005, as compared to 2004, increased due to larger international sales to the Asia/Pacific region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars. In 2006, 2005 and 2004, our largest 10 customers collectively accounted for 87%, 89% and 87% of our net revenue, respectively.

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

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cost of revenue	$110,057	$73,683	$51,131
Percentage of net revenue	44.4%	44.6%	43.6%
Increase, period over period	$36,374	$22,552
Percentage increase, period over period	49.4%	44.1%

Cost of revenue in 2006, as compared to 2005 increased primarily due to an increase in the volume of chip sets shipped, partially offset by decreases in per-unit materials cost. Cost of product revenue in 2005, as compared to 2004, increased for the same reasons attributed to the fluctuation between 2006 and 2005. Cost of product revenue includes stock-based compensation expense of $0.7 million, $0.2 million and $0.7 million in 2006, 2005 and 2004.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Gross margin	$137,623	$91,387	$66,237
Percentage of net revenue	55.6%	55.4%	56.4%
Increase, period over period	$46,236	$25,150
Percentage increase, period over period	50.6%	38.0%

Product-only gross margin as a percentage of product revenue for the periods reported was as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Product gross margin percentage	54.0%	52.0%	51.6%

Gross margin as a percentage of net revenue remained flat in 2006, as compared to 2005. The impact on gross margin as a percentage of net revenue associated with license royalty revenue becoming a smaller percentage of total net revenue was offset by an increase in product gross margin as a percentage of net revenue in 2006, as compared to 2005. The increase in product gross margin as a percentage of net revenue in 2006, as compared to 2005 was due primarily to a decline in product costs. Product gross margin in 2005, as compared to 2004, increased slightly due to a decrease in materials cost, offset by lower average selling prices. Gross margin in 2004 was favorably impacted by increases in license royalty revenue, which has no cost of revenue, becoming a greater percentage of total net revenue, partially offset by declines in average selling prices.

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

Operating Expenses

Our results of operations for 2006 was materially impacted by the adoption of SFAS No. 123R, which requires us to recognize a non-cash expense related to the estimated fair value of all our employee stock-based compensation awards. Of the approximately $26.2 million in total employee stock-based compensation expense recognized in the 2006, $16.7 million is included in research and development expense, $4.0 million is included in sales and marketing expense and $4.8 million is included in general and administrative expense. These amounts and the preceding years are set forth in the following table:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Stock Compensation Expense included within Operating Expenses:
Research and development	$16,691	$4,126	$2,341
Sales and marketing	$4,008	$667	$1,579
General and administrative	$4,791	$820	$1,409

As of December 31, 2006, we had approximately $29.8 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. In addition, we also had $3.1 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods and $1.1 million of unrecognized compensation cost related to the performance share award agreement with our Chief Executive Officer, which is expected to be recognized over a weighted average period of 2 years.

Research and Development

Research and development expense consists primarily of salaries, bonuses, benefits and stock compensation expense for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and wafer mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $0.6 million, $0.6 million and $0.2 million in 2006, 2005 and 2004, respectively. Research and development expenses for the periods reported were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Research and development	$75,064	$37,685	$24,616
Percentage of net revenue	30.3%	22.8%	21.0%
Increase, period over period	$37,379	$13,069
Percentage increase, period over period	99.2%	53.1%

Research and development expense increased in 2006, as compared to 2005, primarily due to a net increase in stock compensation expense of approximately $12.6 million, which is primarily associated with the adoption of SFAS No. 123R and expenses recognized for our recent acquisition related stock compensation awards as compared to the amounts recorded in 2005. The increase in research and development expense during 2006 is further attributable to a 55% increase in headcount, which resulted in increases in headcount related expenses of approximately $10.0 million. The increase in headcount is primarily attributable to the acquisition of Impulsesoft in the fourth quarter of 2005 and the acquisition of TrueSpan in the first quarter of 2006, as well as the overall growth of our business. In conjunction with these acquisitions during 2006, approximately $3.2 million of acquisition-related contingent payments were also recorded as compensation expense, with no similar expense in 2005. Additionally, increased costs associated with physical implementation of chip designs, as well as increased depreciation and amortization of engineering equipment and licensed technology attributed to the overall increase in research and development expense.

Research and development expense increased in 2005, as compared to 2004, primarily due to a 70% increase in headcount (excluding the impact of the Impulsesoft acquisition which closed on December 24, 2005) and headcount-related expenses and development related activities of approximately $7.0 million and $3.7 million, respectively. The increase in headcount is primarily attributable to the acquisitions of Kisel and Motorola’s GPS chip set product family in the second quarter of 2005, as well as the overall growth of our business. The increase in research and development expense is further attributable to increased costs associated with physical implementation of chip designs, increased stock-based compensation expense associated with our three recent acquisitions, as well as increased depreciation and amortization of engineering equipment and licensed technology. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Sales and marketing	$19,547	$13,568	$12,060
Percentage of net revenue	7.9%	8.2%	10.3%
Increase, period over period	$5,979	$1,508
Percentage increase, period over period	44.1%	12.5%

The increase in sales and marketing expense in 2006, as compared to 2005 was due primarily to the net increase in stock-based compensation expense of approximately $3.3 million. The increase in sales and marketing expense during 2006 is further attributable to a 30% increase in headcount and related expenses. The increase in sales and marketing expense in 2005, as compared to 2004, was due primarily to a 37% increase in headcount and related expenses, offset by a reduction in outside representative commissions as a result of the increase in personnel. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting, consulting and recruiting. General and administrative expenses for the periods reported were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
General and administrative	$19,854	$12,099	$9,114
Percentage of net revenue	8.0%	7.3%	7.8%
Increase, period over period	$7,755	$2,985
Percentage increase, period over period	64.1%	32.8%

The increase in general and administrative expense in 2006, as compared to 2005, was due primarily to the net increase in stock compensation expense of approximately $4.0 million. The increase in general and administrative expense during 2006 is further attributable to increases in headcount related expenses and increased costs for legal, accounting and professional consulting services of approximately $3.6 million. The increase in general and administrative expense is primarily associated with the growth of our business, as well as our recent acquisitions. The increase in general and administrative expense in 2005, as compared to 2004, was impacted by increases in consultant services related to Sarbanes-Oxley Act compliance, tax-related projects and consulting and patent work. We expect general and administrative expense, including legal expenses associated with ongoing and future litigation matters, to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangibles

Acquired identified intangible assets other than goodwill consist of acquired developed and core technology, customer lists, assembled workforce, patents and customer relationships. These acquired identified intangible assets are amortized using the straight line method over their expected useful lives, which range from two to thirteen years. Amortization of acquisition-related intangibles for the periods reported was as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$5,171	$5,629	$4,632
Percentage of net revenue	2.1%	3.4%	3.9%
Increase (decrease), period over period	$(458)	$997
Percentage increase (decrease), period over period	(8.1)%	21.5%

The decrease in amortization expense in 2006, as compared to 2005, was due to lower amortization of $2.0 million related to the Enuvis intangible asset write-off in 2005 and $0.3 million due to the full amortization of the Conexant intangibles in the third quarter of 2006. Refer to Note 13 of “Notes to the Consolidated Financial Statements” in Item 8 for further information on the Enuvis intangible asset write-off. This was partially offset by $1.8 million of increased amortization primarily associated with the amortization of TrueSpan acquired intangible assets and a full year of amortization of acquired intangible assets related to the Impulsesoft, Motorola’s GPS chip set product family and Kisel acquisitions that occurred in 2005.

The increase in amortization expense in 2005, as compared to 2004, was due primarily to amortization of acquired intangible assets related to the acquisitions of Kisel and Motorola’s GPS chip set product family in the second quarter of 2005.

Acquired In-Process Research and Development

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Acquired in-Process Research and Development	$13,251	$1,650	$—
Percentage of net revenue	5.4%	1.0%	—
Increase, period over period	$11,601	$1,650
Percentage increase, period over period	703.1%

In connection with the acquisition of TrueSpan during 2006 we allocated approximately $13.3 million of the purchase price to acquired IPR&D. In connection with the acquisitions of Impulsesoft and Motorola’s GPS chip set product family in 2005 we allocated approximately $1.7 million of the purchase price to IPR&D. We did not record any IPR&D in 2004. The amount allocated to the acquired IPR&D was immediately expensed in the periods the acquisitions were completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. We considered the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its DVB and RF chips. The design for the chips was believed to be near completion, but significant risks and uncertainties in the design still existed and diagnosis of verification errors required debugging. Both of these chips were expected to be released in late 2007 at the time of the acquisition. TrueSpan was also working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in late 2006 at the time of the acquisition. TrueSpan was expected to begin benefiting from both products in 2007. As of the end of 2006, the DVB chip has taped out and our development plans for the DVB software is now expected in late 2007, as it will be integrated with the DVB chip. Over the next year the system and software integration and the system validation are the key activities prior to completion. There have been no material variations associated with the TrueSpan chip development projects.

As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line, which featured a substantially new design, new architecture and new embedded software. As of the acquisition date, the GSCi-5000 was expected to be released in late 2006. The GSCi-5000 product line reached pre-production qualification and was substantially complete as of the end of 2006. This development project was completed on time with respect to the initial specifications and timelines set at the time of acquisition. Full production and revenue generation is expected to occur in the first half of 2007.

As of the acquisition date, Impulsesoft was working on a new mobile headset solution utilizing Bluetooth technology for the communications accessories market. The primary component of the project was the display functionality, which supports display of data and caller name information. Additionally, Impulsesoft was working on a new Bluetooth solution for the automotive market, which enables in-car telematics platforms to be Bluetooth enabled and support hands-free voice and music streaming. As of the acquisition date, development work for both of these projects was expected to be completed in late 2006; however, upon subsequent evaluation, we do not currently intend to bring these in-process development projects to market as individual stand alone products.

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

Other Income (expense), net

Other income (expense), net was approximately $6.6 million, $5.2 million and $1.4 million in 2006, 2005 and 2004, respectively. The increase in other income (expense), net in 2006, as compared to both 2005 and 2004, was primarily due to higher average interest rates on higher invested cash, short- and long-term investment balances. In addition, during the fourth quarter of 2006, SiRF entered into a settlement agreement and mutual release with u-Nav Microelectronics Corp., or u-Nav, that settles all patent claims asserted in the previous patent infringement litigation. As part of the u-Nav settlement, SiRF recorded an increase to other income based on the u-Nav settlement agreement, which was primarily offset by an interim employee arbitration award against us that was also recorded during the fourth quarter of 2006.

The increases in other income (expense), net during 2005 was attributable to higher average interest rates on invested cash, short- and long-term investment balances and a one-time gain of approximately $1.2 million which was recorded in connection with the reversal of a litigation settlement obligation during the third quarter of 2005.

Provision for (benefit from) Income Taxes

Provision for income taxes was approximately $9.0 million in 2006, as compared to a benefit from income taxes of approximately $4.0 million and $13.5 million in 2005 and 2004, respectively. The 2006 provision for income taxes was greater than the statutory tax rate due primarily to the non-deductible write-off of IPR&D and certain non-deductible stock based compensation expenses. The negative impact of those items on our 2006 provision for income taxes was offset due to the recognition of $3.4 million tax benefit in research and development tax credits as a result of the reinstatement of the federal research and development tax credit that was signed into law in December 2006 with retroactive effect to the beginning of 2006.

During 2005, we recorded a net income tax benefit of approximately $4.0 million due primarily to tax benefits associated with non-qualified stock option exercises and research and development tax credits. As of December 31, 2004, we reassessed the valuation allowance previously recorded against our net deferred tax assets which consisted primarily of net operating loss carryforwards, tax benefits associated with non-qualified stock option exercises and research and development tax credits. Based on our earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized. Accordingly, we released the valuation allowance of $14.2 million from our net deferred tax assets resulting in a corresponding income tax benefit.

Liquidity and Capital Resources

Financial Condition

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net cash provided by operating activities	$53,006	$41,458	$30,607
Net cash used in investing activities	(31,613)	(53,170)	(60,218)
Net cash provided by financing activities	28,542	9,184	99,358
Effect of exchange rate changes	—	(52)	—

Net increase in cash and cash equivalents	$49,935	$(2,580)	$69,747

We have historically financed our operations primarily through private sales of our common and preferred stock, and to a lesser extent, through our bank line of credit. We have been profitable since 2003, with the exception of the first quarter of 2006, which was due to the one-time charge of $13.3 million for the acquired in-process research and development associated with the TrueSpan acquisition. As of December 31, 2006, we had $170.2 million in cash, cash equivalents, and marketable securities and $185.4 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $117.9 million and $142.1 million in working capital as of December 31, 2005. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating our own manufacturing facility.

Operating Activities. Net cash provided by operating activities was $53.0 million, $41.5 million and $30.6 million in 2006, 2005 and 2004, respectively. Net cash provided by operating activities in 2006 resulted primarily from net income of $2.4 million, non-cash reconciling items of approximately $42.5 million, an increase in accrued payroll and related benefits of $8.6 million mainly due to increase in headcount, and an increase of $6.1 million in accounts payable. Non-cash reconciling items were comprised of stock-based compensation expense, depreciation, amortization, acquired in-process research and development, changes in deferred tax assets and gross excess tax benefits from stock-based compensation.

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

Investing Activities. Net cash used in investing activities was $31.6 million, $53.2 million and $60.2 million in 2006, 2005 and 2004, respectively. Net cash used in investing activities in 2006 primarily resulted from the acquisition of TrueSpan in the first quarter of 2006 that represented approximately $16.8 million, net of cash acquired. The cash paid in connection with the TrueSpan acquisition during the first quarter of 2006 excludes approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over the related two-year service period. See Note 2 of “Notes to Consolidated Financial Statements” in Item 8 for further information. During the second quarter of 2006, SiRF paid approximately $1.8 million in contingent cash payments associated with a past acquisition, which resulted in an increase in goodwill related to this acquisition. In addition, the net expenditures from purchases of available-for-sale investments of $7.6 million and to a lesser extent capital expenditures during 2006 of $4.5 million and purchases of intellectual property assets of $1.0 million impacted net cash used in investing activities.

Net cash used in investing activities in 2005 primarily resulted from the acquisitions of Kisel, Motorola’s GPS chip set product family in the second quarter of 2005 and Impulsesoft in the fourth quarter of 2005, which in the aggregate approximated $50.7 million, net of cash acquired and including in-process research and development expense of approximately $1.7 million. To a lesser extent, capital expenditures of $5.5 million and the net proceeds from maturities and sales of available-for-sale investments of $3.4 million impacted net cash used in investing activities.

Financing Activities. Net cash provided by financing activities was approximately $28.5 million, $9.2 million and $99.4 million in 2006, 2005 and 2004, respectively. Net cash provided by financing activities in 2006 resulted primarily due to an increase in net financing cash flows of approximately $17.9 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R and the proceeds from stock option exercises of approximately $10.8 million.

Net cash provided by financing activities in 2005 resulted primarily from the proceeds from stock option exercises and employee purchases of common stock under our employee stock purchase plan of approximately $10.1 million, partially offset by payment on our litigation settlement obligation.

In February 2005, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (8.25% as of December 31, 2006). In December 2006, we modified our revolving line of credit under which substantially all the terms remained the same, except for the removal of our assets as collateral to the line of credit. Subsequent to December 31, 2006, the line of credit was amended to extend the maturity date through February 2009. We had no borrowings under the line of credit as of December 31, 2006, 2005 or 2004. As of December 31, 2006, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

We also have capital lease agreements under which we had $0.3 million in outstanding borrowings as of December 31, 2006. Capital expenditures were $4.5 million, $5.5 million and $4.6 million in 2006, 2005 and 2004, respectively. These expenditures consisted primarily of computer and test equipment and software purchases. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

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

Contractual Obligations

As of December 31, 2006, our principal commitments consisted of amounts payable under equipment loans, capital and operating leases.

The following summarizes our contractual obligations at December 31, 2006:

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(in thousands)
Capital lease obligations	$318	$189	$129	$—	$—
Operating rental leases	6,104	2,051	3,485	568	—
Non-cancelable purchase orders	7,355	3,344	4,011	—	—

Total	$13,777	$5,584	$7,625	$568	$—

Off-Balance-Sheet Arrangements

As of December 31, 2006, we did not have any significant off-balance-sheet arrangements, as defined in SEC regulations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2006, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available for sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. A significant percentage of our investment portfolio represents investments in debt securities with original maturities of 90 days or less, as reflected by the balance in our cash and equivalents caption on the face of our consolidated balance sheet as of December 31, 2006. We have reviewed the remaining securities with original maturities greater than 90 days classified as marketable securities and the remaining balance of securities classified as long-term investments and have determined that a 10% increase in interest rates would not have a material effect on the fair market value of these securities. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in Sweden, United Kingdom, Japan, Taiwan and India, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in United States dollars.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MICHAEL L. CANNING
Michael L. Canning President and Chief Executive Officer

/S/ GEOFFREY RIBAR
Geoffrey Ribar Senior Vice President Finance and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

SiRF Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SiRF Technology Holdings, Inc. at December 31, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SiRF Technology Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

As discussed in Note 12 to the consolidated financial statements, on January 1, 2006, SiRF Technology Holdings, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ ERNST & YOUNG LLP

San Jose, California

February 22, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

SiRF Technology Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SiRF Technology Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SiRF Technology Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SiRF Technology Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SiRF Technology Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 of SiRF Technology Holdings, Inc. and our report dated February 22, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 22, 2007

SiRF Technology Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$133,817	$83,882
Marketable securities	36,391	34,060
Accounts receivable, net of allowance for doubtful accounts of $321 and $213 in 2006 and 2005, respectively	18,375	11,918
Inventories	16,472	13,567
Current deferred tax assets	11,743	15,495
Prepaid expenses and other current assets	6,912	5,575

Total current assets	223,710	164,497
Long-term investments	26,412	20,844
Property and equipment, net	8,469	9,063
Goodwill	55,967	53,790
Identified intangible assets, net	19,680	23,865
Long-term deferred tax assets	31,620	12,347
Other long-term assets	805	1,409

Total assets	$366,663	$285,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,883	$9,711
Accrued payroll and related benefits	10,508	5,363
Other accrued liabilities	4,127	2,628
Deferred margin on shipments to distributors	1,256	1,196
Deferred revenue	574	25
Advance contract billings	478	470
Rebates payable to customers	5,334	2,964
Current portion of long-term obligations	189	14

Total current liabilities	38,349	22,371
Long-term deferred tax liability	462	169
Long-term obligations	509	439
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized ; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 authorized in 2006 and 2005, respectively; 52,283,893 and 50,024,043 issued and outstanding at December 31, 2006 and 2005, respectively	5	5
Additional paid-in capital	355,690	305,544
Deferred stock-based compensation	—	(11,697)
Accumulated other comprehensive loss	(142)	(406)
Accumulated deficit	(28,210)	(30,610)

Total stockholders’ equity	327,343	262,836

Total liabilities and stockholders’ equity	$366,663	$285,815

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Product revenue	$239,243	$153,399	$105,579
License royalty revenue	8,437	11,671	11,789

Net revenue	247,680	165,070	117,368
Cost of revenue:
Cost of product revenue (includes stock compensation expense of $743, $235 and $691 for fiscal 2006, 2005 and 2004, respectively)	110,057	73,683	51,131

Gross profit	137,623	91,387	66,237
Operating expenses:
Research and development (includes stock compensation expense of $16,691, $4,126 and $2,341, respectively)	75,064	37,685	24,616
Sales and marketing (includes stock compensation expense of $4,008, $667 and $1,579, respectively)	19,547	13,568	12,060
General and administrative (includes stock compensation expense of $4,791, $820 and $1,409, respectively)	19,854	12,099	9,114
Amortization of acquisition-related intangible assets	5,171	5,629	4,632
In-process research and development	13,251	1,650	—

Total operating expenses	132,887	70,631	50,422

Operating income	4,736	20,756	15,815
Interest income, net	6,865	3,995	1,504
Other (expense) income, net	(232)	1,242	(86)

Other income, net	6,633	5,237	1,418

Net income before provision for (benefit from) income taxes	11,369	25,993	17,233
Provision for (benefit from) income taxes	8,969	(4,047)	(13,490)

Net income	$2,400	$30,040	$30,723

Net income per share:
Basic	$0.05	$0.62	$0.90

Diluted	$0.04	$0.56	$0.64

Weighted average number of shares used in per share calculations:
Basic	51,115	48,220	34,126

Diluted	55,997	53,563	48,332

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2003 (brought forward)	27,884,261	$138,213	7,744,675	$1	$36,013	$(8,686)	$22	$(91,373)	$(64,023)
Issuance of common stock in connection with initial public offering, net of offering costs of $9,706	—	—	8,650,000	1	94,093	—	—	—	94,094
Conversion of convertible preferred stock into common stock in connection with the Company’s initial public offering	(27,884,261)	(138,213)	27,884,261	3	138,210	—	—	—	138,213
Dilution shares issued upon conversion of preferred stock	—	—	1,215,923	—	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	—	—	353	—	—	—	353
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan, net of repurchases of unvested common stock at original cost	—	—	1,220,005	—	5,293	—	—	—	5,293
Issuance of common stock in connection with exercise of warrants	—	—	244,072	—	973	—	—	—	973
Issuance of stock options granted to non-employees in exchange for services rendered	—	—	—	—	259	—	—	—	259
Acceleration of vesting of stock options	—	—	—	—	41	—	—	—	41
Deferred stock compensation related to the issuance of stock option grants (net of cancellations)	—	—	—	—	27	(27)	—	—	—
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—		5,979	—	—	5,979
Tax benefit from employee stock purchase plan	—	—	—	—	47	—	—	—	47
Components of comprehensive loss:
Change in unrealized gain on available for sale securities	—	—	—	—		—	(145)	—	(145)
Net income	—	—	—	—		—	—	30,723	30,723

Total comprehensive income	—	—	—	—	—	—	—	—	30,578

BALANCES, December 31, 2004	—	$—	46,958,936	$5	$275,309	$(2,734)	$(123)	$(60,650)	$211,807

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004 (brought forward)	—	$—	46,958,936	$5	$275,309	$(2,734)	$(123)	$(60,650)	$211,807
Cashless exercise of preferred stock warrants	—	—	132,746	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	2,151,093		10,106	—	—	—	10,106
Amortization of common stock options issued to non-employees in exchange for services rendered	—	—		—	488	—	—	—	488
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—	(60)	5,681	—	—	5,621
Deferred stock compensation related to business acquisitions	—	—	781,268	—	14,644	(14,644)	—	—	—
Acceleration of vesting of stock options	—	—	—	—	226	—	—	—	226
Tax benefit from employee equity incentive plans	—	—	—	—	4,831	—	—	—	4,831
Components of comprehensive loss:
Change in unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	—	—	—	(169)	—	(169)
Foreign currency translation adjustments							(114)		(114)
Net income	—	—	—	—	—	—	—	30,040	30,040

Total comprehensive income	—	—	—	—	—	—	—	—	29,757

BALANCES, December 31, 2005	—	$—	50,024,043	$5	$305,544	$(11,697)	$(406)	$(30,610)	$262,836

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2005 (brought forward)	—	$—	50,024,043	$5	$305,544	$(11,697)	$(406)	$(30,610)	$262,836
Cashless/Cash exercise of preferred stock warrants	—	—	24,763	—	100	—	—	—	100
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan, net	—	—	2,195,685		14,202	—	—	—	14,202
Amortization of common stock options issued to non-employees in exchange for services rendered	—	—		—	679	—	—	—	679
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123R	—	—	—	—	(11,697)	11,697	—	—	—
Stock compensation related to business acquisitions	—	—	39,402	—	8,862	—	—	—	8,862
Employee stock based compensation, net	—	—	—	—	17,383	—	—	—	17,383
Excess tax benefits from employee equity incentive plans	—	—	—	—	20,617	—	—	—	20,617
Components of comprehensive loss:
Change in unrealized gain (loss) on available for sale securities, net of taxes	—	—	—	—	—	—	264	—	264
Foreign currency translation adjustments							—		—
Net income	—	—	—	—	—	—	—	2,400	2,400

Total comprehensive income	—	—	—	—	—	—	—	—	2,664

BALANCES, December 31, 2006	—	$—	52,283,893	$5	$355,690	$—	$(142)	$(28,210)	$327,343

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$2,400	$30,040	$30,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,309	3,662	2,008
Amortization of identified intangible assets	5,788	5,992	4,874
Impairment of identified intangible assets	319	—	—
Deferred rent	88	84	(20)
In-process research and development	13,251	1,650	—
Stock compensation expense	26,913	6,335	6,279
Deferred tax assets, net	(11,981)	(9,318)	(14,205)
Reversal of litigation settlement obligations	—	(1,208)	—
Loss on disposal of property and equipment	52	51	—
Excess tax benefits from employee equity incentive plans	20,617	4,831	47
Gross excess tax benefits from stock-based compensation	(17,881)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,457)	(751)	(1,301)
Inventories	(2,824)	(5,474)	(14)
Prepaid expenses and other current assets	(1,421)	(1,734)	(551)
Accounts payable	6,093	2,227	1,034
Accrued payroll and related benefits	8,625	1,527	2,034
Income taxes payable	257	—	(218)
Rebates payable to customers	2,370	2,964	—
Other accrued liabilities	266	1,086	57
Deferred margin on shipments to distributors	60	777	(98)
Deferred revenue	549	—	—
Advance contracts billings	8	(120)	23
Other long-term assets	605	(1,163)	(65)

Net cash provided by operating activities	53,006	41,458	30,607

Investing activities:
Net cash paid for business acquisitions, net of cash acquired and purchase accounting adjustments	(18,633)	(50,678)	—
Purchases of property and equipment	(4,463)	(5,482)	(4,613)
Purchases of available-for-sale investments	(52,734)	(56,008)	(120,232)
Maturities and sales of available-for-sale investments	45,184	59,385	65,560
Purchase of intellectual property asset	(967)	(387)	(933)

Net cash used in investing activities	(31,613)	(53,170)	(60,218)

Financing activities:
Proceeds from issuance of common stock	10,762	10,106	100,360
Payments on litigation settlement obligation	—	(900)	(1,168)
Principal payments under capital lease obligations	(101)	(22)	(60)
Gross excess tax benefits from stock-based compensation	17,881	—	—
Increase in other long-term obligations	—	—	226

Net cash provided by financing activities	28,542	9,184	99,358

Net increase (decrease) in cash and cash equivalents	49,935	(2,528)	69,747
Effect of exchange rate changes	—	(52)	—
Cash and cash equivalents at beginning of year	83,882	86,462	16,715

Cash and cash equivalents at end of year	$133,817	$83,882	$86,462

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$10	$22	$31

Cash paid for income taxes, net	$595	$444	$1,027

Non-cash transactions:
Deferred stock compensation, net	—	$14,644	$27

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, allowance for doubtful accounts, valuation of stock options, provision for warranty claims, valuation of goodwill and long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Rebate reserves to be paid to indirect customers previously included as a reduction in net accounts receivable in the quarterly balance sheets during 2005, have been separately presented in the balance sheet as a liability under the caption “rebates payable to customers” as of December 31, 2005, along with their related impact on the statement of cash flows. There were no similar rebates owed to indirect customers during 2004. Stock compensation expense for 2004 has been reclassified to the specific operating expense categories, which was previously classified as a separate line within the statement of operations. Income tax payable for 2004 has been reclassified to “prepaid expenses and other current assets” to present net income tax receivable consistent with the presentation as of December 31, 2006.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. Risks associated with these instruments are mitigated by banking with, and purchasing commercial paper from, creditworthy institutions. SiRF’s receivables are concentrated in a relatively few number of customers and as a result, the Company maintains individually significant receivable balances with these parties. If the financial condition or operations of these parties deteriorate substantially, SiRF’s operating results could be adversely affected. The Company performs periodic evaluations of its customers’ financial condition, but generally does not require collateral for sales on credit. The Company maintains reserves for estimated potential credit losses. SiRF’s historical credit losses have been within management’s expectations.

Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of December 31, 2006 cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government and its agencies and money market accounts. The Company’s investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Restricted Cash

The Company has approximately $1.1 million deposited in an escrow account, which represents contingent cash payments to designated former Impulsesoft employees for continued employment upon the second anniversary of the acquisition close date. Refer to Note 2, Business and a Development-Stage Company Acquisitions, for further information. These payments are automatically forfeited if such contingencies are not met. The restricted cash amounts have been classified within “Prepaid expenses and other current assets” in the consolidated balance sheet as of December 31, 2006.

Inventory

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are depreciated over the lesser of the estimated useful life or the remaining useful life of the lease.

Assessment of Long-Lived and Other Intangible Assets and Goodwill

Purchased intangible assets consist of acquired developed and core technology, customer relationships, assembled-workforce, patents and intellectual property assets. These purchased intangible assets are amortized using the straight-line method over their estimated useful lives of one to thirteen years.

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

When it is determined that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company tests for recoverability based on an estimate of future undiscounted cash flows as compared to the long-lived assets or goodwill’s carrying value. If the initial test for recovery fails, measurement of impairment is based on the Company’s projected discounted cash flow, which requires the Company to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in the Company’s working capital and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result. During the third quarter of 2006, the Company recorded an impairment charge of approximately $0.3 million within “Research and development” operating expenses related to intellectual property assets that have no future benefit as a result of reallocation of resources amongst existing research and development projects. Refer to Note 8, Identified Intangible Assets, for further information.

Goodwill

SiRF evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2006 and determined there to be no impairment. There were no events or circumstances from that date through December 31, 2006 that would impact this assessment.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. As business activities related to licenses of intellectual property and premium software products are not considered significant to the Company’s consolidated operating results, the Company operates as a single operating segment. Revenue from sales of semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders.

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

The Company enters into co-branding rebate agreements with certain customers and provides marketing incentives to certain distributors. Payments made under such agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF, No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company generally records rebate reserves for both direct and indirect customers. Rebates to direct customers are presented in the consolidated balance sheets as a reduction of accounts receivables as the rebates are offset against amounts owed from direct customers and rebates to indirect customers are separately presented in the consolidated balance sheets as rebates payable to customers.

The Company licenses rights to use its intellectual property to allow licensees to integrate GPS technology into their products. The Company also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. The Company recognizes premium software product revenue in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 97-2, “Software Revenue Recognition.” The Company earns royalties on licensees’ worldwide sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. The Company’s licensees; however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. During the periods preceding the fourth quarter of 2006, the Company estimated and recorded the royalty revenues earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made.

Starting in the fourth quarter of 2006, the Company determined that due to business circumstances it could no longer reliably estimate royalty revenue from the Estimated Licensees. As such, the Company began recognizing all royalty revenues based solely on royalties reported by licensees during such quarter. This change in the timing of recognizing royalty revenue was made prospectively and had an initial one-time effect of reducing royalty revenues recorded in the fourth quarter of 2006. The effect of not recording fourth quarter royalty revenue in 2006 was a reduction of approximately $1.2 million or 14% on our license royalty revenue.

Subsequent to the sale of the Company’s premium software products, it has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling

Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising

Advertising costs are charged to sales and marketing expense as incurred and are not significant in all periods presented.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset. In preparing consolidated financial statements, the Company assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining provision for income taxes, deferred tax assets and liabilities for purposes of assessing the Company’s ability to utilize any future tax benefit from deferred tax assets.

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including stock options, stock warrants, common stock subject to repurchase, restricted stock units and potential shares associated with employee stock purchase plan withholding. Refer to Note 12, Preferred Stock and Stockholders’ Equity, for further information.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the numerators and denominators used in computing basic and diluted net income per share was as follows for the three years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Net income applicable to common stockholders	$2,400	$30,040	$30,723

Denominator:
Weighted average common shares outstanding	51,471	48,457	34,135
Less: Weighted average common shares outstanding subject to repurchase	(356)	(237)	(9)

Weighted average shares used in net income per common share, basic	51,115	48,220	34,126
Dilutive potential common shares:
Weighted average of convertible preferred stock	—	—	8,984
Weighted average of repurchasable common stock outstanding	356	237	9
Weighted average of common stock options	3,987	4,712	4,862
Weighted average of preferred stock warrants	249	298	336
Weighted average of employee stock purchase plan shares	109	81	15
Weighted average of restricted stock units	181	15	—

Total weighted average shares used in net income per common share, diluted	55,997	53,563	48,332
Net income per share:
Basic	$0.05	$0.62	$0.90
Diluted	$0.04	$0.56	$0.64

In the three years ended December 31, 2006, 2005 and 2004, the following common stock equivalents, which could potentially dilute basic net income per common share in future periods, were excluded from the computation of diluted net income per common share in the periods presented, as their effect would have been anti-dilutive:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Outstanding options	1,745	310	1,970
Restricted stock units	6	—	—

Total	1,751	310	1,970

Stock-Based Compensation

SiRF accounts for its employee stock options, restricted stock units and the stock purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the provisions of SFAS No. 123R, “Share-Based Payment,” Financial Accounting Standards Board, or FASB, Technical Bulletin 97-1, or FTB, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” and Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 107.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R requires stock-based compensation cost to be measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. SiRF adopted the modified prospective application method as provided by SFAS No. 123R. Under the modified-prospective method compensation cost is recognized beginning with the effective date (January 1, 2006) (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures,” for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously reported financial statements have not been restated.

The fair value of our restricted stock units was calculated based upon the fair market value of our stock at the date of grant or as determined under EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” for our acquisition related restricted stock units. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Refer to Note 12, Preferred Stock and Stockholders’ Equity, for further information.

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, the Company believes that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, “Computer Software To Be Sold, Leased or Otherwise Marketed.” The costs to develop such software have not been capitalized as they are not material since the current software development process is essentially completed concurrent with the establishment of technological feasibility and the time period between the establishment of technological feasibility and product release is relatively short.

SiRF generates engineering services income from various commercial customers through activities which enable those customers to accelerate their product development efforts. SiRF retains ownership of the technology developed under these arrangements. Development costs related to the underlying contracts are classified as research and development expense and are not discretely tracked. Any income generated with these development costs is classified as a reduction of research and development expense. Engineering services are billed in accordance with the terms and conditions of the related contracts, which may allow progress billings upon costs incurred, completion, or other billing arrangements. Engineering services income is recognized as a reduction of research and development expense only if the customer accepts the delivery of a given milestone, and collectibility is probable. Advance contract billings include amounts that have been invoiced, for which SiRF has not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are accepted. The following table summarizes these services:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Gross research and development expense	$75,644	$38,249	$24,784
Less recognized engineering services income	(580)	(564)	(168)

Net research and development expense	$75,064	$37,685	$24,616

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable Allowance

SiRF makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of December 31, 2006 and 2005, SiRF’s accounts receivable allowance was $0.3 million and $0.2 million, respectively. As of December 31, 2006, 63% of SiRF’s receivables were concentrated in three customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. SiRF’s warranty accrual is based on historical activity and the related expense was not significant for the three years ended December 31, 2006, 2005 and 2004.

Foreign Currency

During the fourth quarter of 2005, SiRF reevaluated its functional currency determination due to acquisitions that occurred during 2005 and growth of the foreign subsidiaries in both volume and size. As a result, SiRF changed the functional currency for all its foreign subsidiaries to the U.S. dollar. Previously, the functional currency of SiRF’s foreign subsidiaries was deemed to be the local currency, with all translation adjustments included as a separate component of stockholders’ equity within “Accumulated other comprehensive loss” on the balance sheet. At the time the original determination of functional currency was made, there were only two foreign subsidiaries which were not material to SiRF and resulting effects of foreign currency translation were insignificant. This policy change did not have a material effect on SiRF’s results of operations or financial position for any of the periods presented in the accompanying consolidated financial statements.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS No. 131, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision maker in evaluating the Company’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the chief executive officer, or CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

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

Recently Issued Accounting Standards

Accounting for Sabbatical Leave and Other Similar Benefits

In June 2006, the FASB, ratified EITF No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF No. 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to SFAS No. 43, “Accounting for Compensated Absences” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF No. 06-02 is effective for fiscal years beginning after December 15, 2006, and may be applied by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings or through retrospective application. Currently, SiRF has accrued for the expense related to sabbatical leave when the employee fully vests. SiRF will implement EITF No. 06-02 by recognizing a cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings at January 1, 2007. The Company is in the process of evaluating the impact of adoption of EITF No. 06-02 and it currently cannot determine the impact of adoption on its financial position and results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings. The Company is in the process of completing a full analysis of its uncertain tax positions under FIN No. 48 and it currently cannot determine the impact of adoption on its financial position and results of operations.

Fair Value Measurement

In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year and early adoption is permitted. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and fair value disclosures.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company implemented SAB No. 108 in 2006 and determined SAB No. 108 did not have a material impact on the Company’s financial position and results of operations.

Note 2.	Business and a Development-Stage Company Acquisitions

Development-Stage Company

TrueSpan Incorporated

On March 14, 2006, SiRF acquired TrueSpan Incorporated, or TrueSpan, a development-stage company specializing in systems communication. The acquisition of TrueSpan is intended to add to SiRF’s systems expertise as the Company expands its offerings to include complex multifunction and location technology platform solutions. The aggregate purchase consideration for this acquisition was approximately $18.0 million, which includes direct transaction costs and cash acquired and excludes the fair value of assumed unvested TrueSpan stock options, issuance of unvested SiRF restricted stock units and future contingent payments. Such

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contingent payments will be made to certain former TrueSpan employees contingent upon their continued employment with SiRF and will not exceed $3.0 million. These contingent payments will result in compensation expense amortized on a straight-line basis over the related two-year service period. TrueSpan did not have a developed product, had no customers and was not generating revenue. Accordingly, the Company concluded the TrueSpan acquisition did not met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, “Business Combinations,” as TrueSpan did not possess the ability to generate outputs in order to continue normal operations and generate a revenue stream by providing its products to customers. The negative excess of the fair value of the net assets acquired over purchase consideration was allocated on a proportionate basis to reduce the fair value of non-monetary assets acquired. The total fair value of net assets acquired, as adjusted for the allocation of excess fair value over purchase consideration, consisted of current assets of $1.2 million, property and equipment of $0.2 million, identified amortizable intangible assets of $1.0 million, net deferred tax assets of $3.4 million, less current liabilities assumed of $0.9 million and recognition of $13.3 million of charges for acquired in-process research and development, or IPR&D.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. At the time of acquisition, both chips were expected to be released in late 2007. At the time of acquisition, once released the chips were expected to have a useful life of 7—10 years. Additionally, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in 2006. This software development project was still in process as of December 31, 2006. At the time of acquisition, the DVB software was assumed to have a useful life of 5 years and TrueSpan was expected to begin benefiting from both projects in 2007. As of 2006, the DVB chip has taped out and the Company’s development plans for the DVB software is now expected in late 2007, as it will be integrated with the DVB chip. Over the next year the system and software integration and the system validation are the key activities prior to completion. There has been no material variations associated with the TrueSpan chip development projects.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of TrueSpan to IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon acquisition in accordance with FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” because technological feasibility had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2007. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 40.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of TrueSpan, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows:

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
	(In Thousands)
DVB Chip	$10,600	$3,528
DVB Software	3,300	57

Totals	$13,900	$3,585

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a charge of approximately $13.3 million representing IPR&D acquired in connection with the TrueSpan acquisition during the first quarter of 2006, which reflects the fair value of the IPR&D adjusted for the proportionate allocation of negative excess of the fair value of the net assets acquired over purchase consideration.

In connection with the TrueSpan acquisition, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock units is approximately $10.0 million based upon the average SiRF stock price a few days before and after the acquisition announcement date on March 16, 2006 in accordance with EITF No. 99-12. The fair value of the restricted stock units is being amortized as compensation expense on a straight-line basis over the service period. SiRF is also required to pay up to $3 million in additional cash, which is contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The expense associated with this cash award is being amortized as compensation expense on a straight-line basis over the service period. SiRF included the results of operations of this transaction prospectively from the date of transaction closing.

Businesses

In 2005, the Company acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product family of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft Private Limited, or Impulsesoft, a privately held software company based in Bangalore, India.

Kisel Microelectronics, AB

In connection with the Kisel acquisition on April 28, 2005, SiRF issued 784,926 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. The approximate $8.9 million fair value related to these shares of common stock is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Certain adjustments to the aggregate purchase consideration for Kisel will be recorded in future periods as contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. Such contingent payments will not exceed $3.7 million and will result in an increase in goodwill related to this acquisition. During 2006, SiRF recorded approximately $3.2 million in contingent cash payments to certain former Kisel shareholders upon achievement of certain milestones, which resulted in an increase in goodwill related to this acquisition.

Motorola’s GPS chip set product family

In connection with the acquisition of Motorola’s GPS chip set product family on June 1, 2005, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. The approximate $2.2 million fair value related to these restricted stock units is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. These common stock options and restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. During the second quarter of 2006, SiRF recorded a purchase accounting adjustment to de-recognize a portion of an acquisition related prepaid asset that was no longer realizable, which resulted in an

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increase of approximately $0.3 million in goodwill related to this acquisition. As of December 31, 2006 and 2005, the remaining balance associated with this acquisition related prepaid asset was approximately $1.7 million and $2.0 million, respectively.

As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line. The GSCi-5000 was an upgraded version of Motorola’s Phoenix chip, which was one of the existing developed technologies acquired by the Company. The GSCi-5000 featured a substantially new design, new architecture and new embedded software. As of the acquisition date, the GSCi-5000 was expected to be released in late 2006 and was expected to have a useful life of approximately 5 years. The GSCi-5000 reached technological feasibility and was substantially complete as of the end of 2006. This development project was completed on time with respect to the initial specifications and timelines set at the time of acquisition. Full production and revenue generation is expected to occur in the first half of 2007.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of Motorola’s GPS chip set product family to IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon acquisition in accordance with FIN No. 4 because technological feasibility had not been established and no future alternative uses existed for the GSCi-5000 feature specific technology in any other current applications. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2006 (as of December 31, 2006 net cash flows from GSCi-5000 had yet to commence). The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the percentage of completion of the project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 32.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of Motorola’s GPS chip set product family, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows:

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
	(In Thousands)
GSCi-5000	$760	$4,470

The Company recorded a charge of approximately $0.8 million representing IPR&D acquired in connection with Motorola’s GPS chip set product family acquisition during the second quarter of 2005.

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

As of the acquisition date, Impulsesoft was working on a new mobile headset solution utilizing Bluetooth technology, or Bluetooth Stereo Headset with Display, for the communications accessories market. The primary component of the project was the display functionality, which supports display of data and caller name

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information. Additionally, Impulsesoft was working on a new Bluetooth solution for the automotive market, or Bluetooth Automotive Communication, which enables in-car telematics platforms to be Bluetooth enabled and support hands-free voice and music streaming. As of the acquisition date, development work for both of these projects was expected to be completed in late 2006 and once released, the Bluetooth Stereo Headset with Display and the Bluetooth Automotive Communication were assumed to have a useful life of 3 and 4 years, respectively. As of the acquisition date, the Company expected the development work for these two projects would be completed in late 2006; however, upon subsequent evaluation, the Company decided not to bring these in-process development projects to market as individual stand alone products.

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

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
	(In Thousands)
Bluetooth Stereo Headset with Display	$680	$32
Bluetooth Automotive Communication	210	32

Totals	$890	$64

The Company recorded a charge of approximately $0.9 million representing IPR&D acquired in connection with the Impulsesoft acquisition during the fourth quarter of 2005.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations for SiRF, Kisel and Impulsesoft, on a pro forma basis, as if the acquisitions had occurred as of the beginning of each of the fiscal years presented. Pro forma financial information for the acquisition of Motorola’s GPS chip set product family has not been presented in the table below as reliable results of operations for this product family are not available. The GPS chip set product family was a small portion of one of Motorola’s business sectors, therefore any historical financial information maintained by Motorola for this product family was prepared for internal metrics only using estimates and allocations associated with Motorola’s internal cost sharing methodologies. As a result, the level of estimation and imprecision required to carveout and restate financial information related to Motorola’s GPS chip set product family in the pro forma financial information is unacceptably high. On this basis, SiRF has concluded it is unable to prepare reliable pro forma financial information that includes the results of operations for the Motorola GPS chip set product family.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition of Motorola’s GPS chip set product family provided broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide. Motorola’s GPS chip set product family is now fully integrated into SiRF’s business operations, sales and engineering organizations. As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line. The GSCi-5000 product line reached pre-production qualification and was substantially complete as of the end of 2006. This development project was completed on time with respect to the initial specifications and timelines set at the time of acquisition. This acquisition increased the Company’s product revenue by approximately $9.5 million and $5.9 million in 2006 and 2005, respectively, as well as significantly increased operating expenses. SiRF expects significant revenue contribution from the GSCi-5000 product line in 2007 with the anticipated growth in the wireless market.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions of Kisel and Impulsesoft had taken place at the beginning of each of the fiscal years presented. The pro forma financial information for all periods presented includes purchase accounting adjustments for depreciation on acquired property and equipment, charges recorded for acquired IPR&D, amortization charges from acquired intangible assets, stock-based compensation expenses, and related tax effects.

The unaudited pro forma financial information for 2005 combines the audited historical results of SiRF for 2005 with the unaudited historical results for Kisel for the period January 1, 2005 to April 27, 2005 and the unaudited historical results for Impulsesoft for the period January 1, 2005 to December 23, 2005. The unaudited pro forma financial information for 2004 combines the audited historical results for SiRF for 2004, with the unaudited combined historical results for the twelve months ended December 31, 2004 for both Kisel and Impulsesoft.

The following table summarizes the pro forma financial information:

	2005	2004
	(In thousands, except per share data)
Net revenue	$167,680	$122,382
Net income	24,860	23,089
Net income per share - basic	0.52	0.67
Net income per share - diluted	0.46	0.47

The pro forma financial information for 2005 and 2004 above includes the following material charges in each period presented

	2005	2004
	(In thousands)
In-process research and development	—	$890
Acquisition related contingent payments	1,090	1,090
Stock compensation expense	3,393	6,467
Amortization of existing technology	917	1,087

Pro forma financial information for the TrueSpan acquisition, which occurred in year 2006, has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

The acquisition of TrueSpan was intended to add to SiRF’s systems expertise as the Company expands its offerings to include complex multifunction and location technology platform solutions. Truespan’s organization

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is now fully integrated into SiRF’s engineering organization. As of the acquisition date, TrueSpan was in the process of developing digital video broadcasting and radio frequency chips, along with proprietary software for the functionality of these chips. The immediate impact on SiRF’s operations as a result of this acquisition is increased research and development expenses. SiRF expects complementary synergies to result from this acquisition; however, the Company cannot assure any significant product revenue from this acquisition in the upcoming fiscal years.

Note 3.	Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of December 31, 2006 and 2005:

	December 31, 2006
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate notes and bonds	$75,512	$39	$(1)	$75,550
Government agencies	46,955	13	(95)	46,873
Money market funds	7,589	—	—	7,589

Total	$130,056	$52	$(96)	$130,012

Reported as:
Cash and cash equivalents	$67,204	$5	$—	$67,209
Marketable securities	36,461	3	(73)	36,391
Long-term investments	26,391	44	(23)	26,412

Total	$130,056	$52	$(96)	$130,012

	December 31, 2005
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate notes and bonds	$64,635	$6	$(27)	$64,614
Government agencies	48,187	1	(419)	47,769
Money market funds	14,948	—	—	14,948

Total	$127,770	$7	$(446)	$127,331

Reported as:
Cash and cash equivalents	$72,422	$7	$(2)	$72,427
Marketable securities	34,348	—	(288)	34,060
Long-term investments	21,000	—	(156)	20,844

Total	$127,770	$7	$(446)	$127,331

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$7,251	$(2)	$—	$—	$7,251	$(2)
Government agencies	10,971	(24)	20,930	(70)	31,901	(94)

Total	$18,222	$(26)	$20,930	$(70)	$39,152	$(96)

The gross unrealized losses related to fixed income securities in 2006, as noted in the above table, were due to changes in interest rates. The Company’s management determined that the gross unrealized losses on its investment securities at December 31, 2006 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. Individual components of gross unrealized gains are considered insignificant.

The Company had available-for-sale securities with a fair value of $519.9 million that matured in 2006. The Company did not have any realized gains or losses in 2006.

The fair value of the Company’s investments at December 31, 2006 and 2005, by contractual maturity, was as follows:

	December 31,
	2006	2005
	(In thousands)
Due in 1 year or less	$96,011	$91,539
Due in 1 to 2 years	26,412	20,844

Total	$122,423	$112,383

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at December 31, 2006 and 2005.

Note 4.	Inventories

Inventories consist of the following:

	December 31,
	2006	2005
	(In thousands)
Work in process	$2,126	$393
Finished goods	14,346	13,174

Total	$16,472	$13,567

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories as of December 31, 2006, are stated net of approximately $0.8 million of accrued expected losses on certain noncancelable purchase commitments.

Note 5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Computer equipment and software	$10,888	$10,776
Test equipment	5,497	4,633
Furniture and fixtures	1,280	1,480
Leasehold improvements	3,042	1,490

	20,707	18,379
Accumulated depreciation and amortization	(12,238)	(9,316)

Total	$8,469	$9,063

The Company has approximately $1.8 million of property and equipment, net located in its foreign subsidiaries, of which approximately $1.0 million and $0.7 million are located in India and Sweden, respectively. Depreciation expense was approximately $5.3 million, $3.7 million and $2.0 million in 2006, 2005 and 2004, respectively. Amortization of assets recorded under capital leases is included within depreciation expense. During 2006 and 2005, the Company wrote off approximately $1.2 million and $2.2 million, respectively, of gross property and equipment and $1.1 million and $2.2 million, respectively, of accumulated depreciation and amortization. These fixed asset write offs were mostly identified through the Company’s annual fixed asset physical inventory and were primarily related to disposals of assets with a zero net book value or assets that were not located or deemed to be obsolete.

Note 6.	Segment and Geographical Information

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision maker in evaluating the Company’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

The following table summarizes net revenue by geographic region:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net revenue:
United States	$37,189	$29,334	$30,225
International sales:
Taiwan	159,194	95,499	48,957
Singapore	20,838	15,172	6,591
Canada	4,293	6,373	1,849
Europe	7,702	6,419	11,186
New Zealand	2,666	3,319	8,649
Japan	4,969	2,598	2,681
China	6,297	2,116	6,940
Other	4,532	4,240	290

Net revenue	$247,680	$165,070	$117,368

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

The Company derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. The Company believes that over 90% of its net revenue during 2006 and 2005 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets.

Note 7.	Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable December 31,		Net Revenue Year Ended December 31,
Customer	2006	2005	2006	2005	2004
A	40%	9%	48%	45%	22%
B	—	—	10	2	—
C	12	10	10	11	14
D	11	20	5	8	—
E	5	2	3	7	15
F	2	13	2	4	13
G	—	16	2	4	2

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Identified Intangible Assets

Identified intangible assets at December 31, 2006 consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(17,697)	$6,002
Acquisition-related customer relationships	18,510	(8,254)	10,256
Acquisition-related assembled workforce	1,479	(703)	776
Acquisition-related patents	2,000	(243)	1,757

Total acquisition-related intangible assets	45,688	(26,897)	18,791
Intellectual property assets	1,388	(499)	889

Total identified intangible assets	$47,076	$(27,396)	$19,680

As discussed in Note 2, Business and a Development-Stage Company Acquisitions, SiRF acquired a development stage company in the first quarter of 2006, resulting in an increase in acquisition-related intangible assets.

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

Amortization expense of acquisition-related intangible assets was $5.2 million, $5.6 million and $4.6 million in 2006, 2005 and 2004, respectively. Amortization of intellectual property assets of $0.6 million, $0.4 million and $0.2 million in 2006, 2005 and 2004, respectively, was included in research and development expense.

During the third quarter of 2006, the Company recorded a non-cash impairment charge of approximately $0.3 million in “Research and development” operating expenses related to intellectual property assets that have no future benefit or alternative uses as a result of a reallocation of resources amongst existing research and development projects.

Estimated future amortization expense related to identified intangible assets at December 31, 2006 is as follows:

(In thousands)
Fiscal year:
2007	$4,613
2008	4,389
2009	2,937
2010	1,331
2011	1,127
Thereafter	5,283

Total	$19,680

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred revenue	$2,019	$2,109
Less inventory held by distributors	(763)	(913)

Deferred margin on shipments to distributors	$1,256	$1,196

Note 10.	Comprehensive Income

The Components of comprehensive income, net of tax, are as follows:

	December 31,
	2006	2005
	(In thousands)
Net income	$2,400	$30,040
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	264	(169)
Change in cumulative translation adjustments	—	(114)

Total comprehensive income	$2,664	$29,757

Note 11.	Long-Term Obligations

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (8.25% as of December 31, 2006). Subsequent to December 31, 2006, the line of credit was amended to extend the maturity date through February 2009. There were no borrowings under the line of credit as of December 31, 2006 or December 31, 2005. There were no letters of credit collateralized by the line of credit as of December 31, 2006 or December 31, 2005.

Long-term obligations consist of the following:

	December 31,
	2006	2005
	(In thousands)
Deferred rent	380	170
Capital leases	318	14
Other long-term liabilities	—	269

	698	453
Current portion	(189)	(14)

Long-term portion	$509	$439

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Preferred Stock and Stockholders’ Equity

Preferred Stock

In April 2004, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2006 and 2005, there were no shares of preferred stock issued or outstanding.

Warrant Arrangements

In connection with certain transactions, SiRF issued warrants to third parties for the purchase of convertible preferred stock. In connection with the Company’s initial public offering on April 22, 2004, the warrants discussed in the following paragraphs to purchase preferred stock were automatically converted to purchase shares of common stock.

In March 2003, the Company issued warrants to purchase 4,782 shares of Series H preferred stock at $11.50 per share to equipment financers in connection with the Enuvis acquisition. These warrants expire in 2008. The estimated fair value of the warrants was determined at the date of issuance using the following assumptions: risk free interest rate of 3.0%, volatility of 70%, contractual life of 5.5 years, and dividend yield of zero. The fair value of the warrants was insignificant. As of December 31, 2006, no warrants were exercised and warrants to purchase 4,782 shares of common stock remained outstanding. Also in March 2003 in connection with the Enuvis acquisition, the Company issued fully vested warrants to purchase 127,582 shares of Series H preferred stock at $1.63 per share to former employees and non-employees of Enuvis. These warrants expire in 2013. The estimated fair value of the warrants was determined at the date of grant using the following assumptions: risk free interest rate of 3.9%, volatility of 70%, contractual life of ten years, and dividend yield of zero. The fair value of the warrants was $752,202 and was included in the Enuvis purchase price consideration. As of December 31, 2006, warrants to purchase 100,636 shares were exercised and warrants to purchase 26,946 shares of common stock remained outstanding.

In 2002, the Company issued warrants to purchase 63,246 shares of Series H preferred stock at $6.50 per share to investors in the Series H round of financing. These warrants expire in 2007. The estimated fair value of the warrants was $252,000, determined at the date of grant using the following assumptions: risk free interest rate of 4.4%, volatility of 70%, contractual life of five years, and dividend yield of zero. SiRF did not record the fair value of these warrants as a deemed dividend as the Company believed events which would trigger repayment of the liquidation preference of the underlying Series H preferred stock were not probable due to the financial position of SiRF, the long-term commitment of the Company’s investors, and the likelihood of conversion upon an initial public offering. As of December 31, 2006, warrants to purchase 62,580 shares were exercised and warrants to purchase 666 shares of common stock remained outstanding.

In 2001, the Company issued warrants to purchase 239,526 shares of Series H preferred stock at $6.50 per share to investors in the Series H round of financing. These warrants expired in 2006. The estimated fair value of the warrants was $939,000, determined at the date of grant using the following assumptions: risk free interest rate of 3.5%, volatility of 70%, contractual life of five years, and dividend yield of zero. The Company did not record the fair value of these warrants as a deemed dividend as it believed events which would trigger repayment of the liquidation preference of the underlying Series H preferred stock were not probable due to the financial position of SiRF, the long-term commitment of the Company’s investors, and the likelihood of conversion upon an initial public offering. As of December 31, 2006, warrants to purchase 188,457 shares were exercised and the remaining warrants to purchase 51,069 shares of common stock expired in 2006.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2000, in connection with a settlement agreement, SiRF granted a warrant to purchase 212,796 shares of Series F preferred stock at an exercise price of $10.00 per share. The warrant to purchase 212,796 shares of preferred stock was adjusted based on an anti-dilution clause in the agreement, which reduced the exercise price to $6.50. In connection with the events of dilution in 2001, 2002, and 2003, following the Company’s initial public offering this warrant was converted into a warrant to purchase 221,893 shares of common stock at an effective exercise price of $6.23 per share. These warrants expire in 2009. The estimated fair value of this warrant was approximately $1.4 million, determined at the date of grant using the following assumptions: risk free interest rate of 6.1%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrant was recorded as a litigation expense in 2000 and 1999. As of December 31, 2006, warrants to purchase 221,893 shares of common stock remained outstanding.

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R, SiRF applied the intrinsic-value-based method prescribed in APB Opinion No. 25 in accounting for its employee stock option plans, the Purchase Plan rights and other stock-based compensation, and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. Under Accounting Principles Board Opinion No. 25, SiRF recognized compensation expense when it issued equity awards, such as restricted stock and restricted stock units or granted common stock options with a discounted exercise price, and recognized any resulting compensation expense over the associated service period, which was generally the award or option vesting term. SiRF recognized compensation expense related to restricted stock, restricted stock units and common stock options using a multiple option valuation approach in accordance with FIN No. 28. Prior to there being a public market for SiRF’s common stock, the Board of Directors determined the deemed fair value of the Company’s common stock based on factors, such as the sale of SiRF’s preferred stock, results of operations and consideration of the fair value of comparable publicly traded companies.

Prior to the adoption of SFAS No. 123R, SiRF provided the pro-forma disclosures required under SFAS No. 123, as amended by SFAS No. 148. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income applicable to common stockholders as reported	$30,040	$30,723
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2,031	1,477
Deduct: Stock-based employee compensation expense determined under the fair value method for stock option grants, net of related tax effect	(10,145)	(3,270)

Pro forma net income	$21,926	$28,930

Net income per share
Basic:
As reported	$0.62	$0.90
Pro forma	$0.45	$0.85
Diluted:
As reported	$0.56	$0.64
Pro forma	$0.41	$0.60

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information above regarding net income and net income per share was prepared in accordance with SFAS No. 123 and has been determined as if SiRF accounted for employee stock options and purchase rights under the Purchase Plan under the fair value method prescribed by SFAS No. 123, and provisions of FTB 97-1. For purposes of pro forma disclosures, the estimated fair value of the Purchase Plan rights are amortized over the individual accumulation periods comprising the offering period, subject to modification on the date of purchase, on an accelerated basis in accordance with FIN No. 28. The fair value for options granted prior to February 10, 2004, SiRF’s initial filing date of its Form S-1 with the Securities and Exchange Commission, was estimated at the date of grant using the minimum value method. Options granted on or after February 10, 2004 have been valued using the Black-Scholes option pricing model.

Adoption of SFAS No. 123R

On January 1, 2006, SiRF adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

Beginning on January 1, 2006 (effective date) SiRF accounted for its employee stock options and the purchase rights under the Purchase Plan under the provisions of SFAS No. 123R and SAB No. 107. SFAS No. 123R requires stock-based compensation cost to be measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. SiRF elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under the modified-prospective method compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously reported financial statements have not been restated.

The effect of recording employee stock-based compensation in 2006 was as follows:

Year ended December 31, 2006
(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$14,262
Employee purchase plan rights	1,708
Restricted stock units and performance share awards	10,592
Stock-based compensation expense capitalized as inventory	(329)

Total employee stock based compensation	26,233
Tax effect on stock-based compensation	(6,620)

Net effect on net income	$19,613

Effect on earnings per share:
Basic	$0.38
Diluted	$0.35

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to our adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS No. 123R requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities as summarized below:

Year ended December 31, 2006
Tax effect on:
Cash flows from operating activities	$(17,881)
Cash flows from financing activities	$17,881

The fair value of SiRF’s stock options and the Purchase Plan rights was estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS No. 123R, including the options’ expected life and the price volatility of the Company’s underlying stock. Actual volatility, expected lives, and interest rates may be different than the Company’s assumptions, which would result in an actual value of the options being different than estimated. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and SiRF continues to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within SEC SAB No. 107. SAB No. 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. As SiRF’s options are considered “plain vanilla” and no awards have been issued with a market condition, SiRF has elected to use this simplified method as it has limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The simplified method as provided within SAB No. 107 is only allowed for the transition period through December 31, 2007. During the transition period, SiRF will evaluate its expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. During 2006, SiRF’s estimated expected term was approximately 4.86 years based upon the simplified method provided by SAB No. 107, as compared to approximately 2.90 years during 2005, which was estimated utilizing a weighted average calculation based on the vesting term of the underlying options.

Expected Volatility: SiRF utilized its own historical volatility in valuing its stock option grants and purchase rights under the Purchase Plan. SiRF also evaluated the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of its volatility assumption. SiRF’s historical volatility was deemed to be reasonable based upon its benchmark reasonableness comparison.

Expected Dividend: SiRF has not issued any dividends, nor does it expect to issue dividends in the near future; therefore, a dividend yield of zero was used.

Risk-Free Interest Rate: SiRF bases the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent expected term.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Pre-vesting Forfeitures: SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. SiRF has considered historical termination behavior, as well as retention related incentives in its forfeiture estimation process.

The fair value of stock options and new purchase rights under the Purchase Plan were estimated with the following weighted-average assumptions:

	Stock Options			Purchase Plan
	Year Ended December 31,
	2006	2005	2004	2006	2005	2004
Risk-free interest rate	4.9%	3.8%	3.1%	5.0%	4.0%	2.2%
Average expected life of options (in years)	4.9	2.9	3.0	1.3	1.3	0.5
Volatility	51%	54%	70%	59%	55%	70%
Dividend yield	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during 2006, 2005 and 2004, was $15.49, $6.60 and $5.76, respectively. No options were granted in 2006 or 2005 with exercise prices below the deemed fair value of common stock. The weighted average fair value of options granted with an exercise price below the deemed fair value of the Company’s common stock during the year ended December 31, 2004 was $1.21.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. The weighted average fair value of new Purchase Plan purchase rights issued during 2006 was $14.35 during the second quarter of 2006 and $11.34 during the fourth quarter of 2006. The weighted average fair value of the ESPP purchase rights was $8.77 and $5.03 in the years ended December 31, 2005 and 2004, respectively. During the fourth quarter of 2006, certain offerings within the Purchase Plan were modified due to the Purchase Plan’s reset feature and as a result approximately $1.2 million of incremental stock compensation expense will be recognized over the remaining accumulation periods of these offerings.

Tax Elections upon Adoption of SFAS No. 123R

SFAS No. 123R also requires a company to calculate the pool of excess tax benefits, or APIC Pool, available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R, as if the company had adopted SFAS No. 123 at its effective date in 1995. There are two allowable methods to calculate the company’s hypothetical APIC Pool: (1) the long form method as set forth in SFAS No. 123R or (2) the short form method as set forth in FASB Staff Position No. 123R-3. SiRF has elected to use the long form method under which SiRF tracks each award grant on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. SiRF then compared the fair value expense to the tax deduction received for each grant and aggregated the benefits and deficiencies to establish its hypothetical APIC pool.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. SiRF recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share-based compensation has been realized, SiRF has elected to follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax credits and is recognizing the full effect of these deductions in the income statement in the period in which the taxable event occurs.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2006, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 3,635,632 shares of common stock were outstanding.

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

2004 Stock Incentive Plan

In March 2004, SiRF adopted the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of the Company’s initial public offering on April 22, 2004. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding at that time, or (iii) a number of shares determined by the Board of Directors. Forfeited options or awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

Under the 2004 Plan, options generally expire between seven and ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to vest over a two to four year period. As of December 31, 2006, 4,744,508 options to purchase common stock and 791,897 unvested restricted stock units granted were outstanding and 3,826,726 options were available for issuance under the 2004 Plan.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were 296,134 shares of common stock issued under the Purchase Plan during 2006. As of December 31, 2006, there were 1,850,659 shares available for issuance under the Purchase Plan.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of December 31, 2006, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 24,728 shares of common stock were outstanding.

A summary of the stock option activity under the 1995 Plan, the 2004 Plan and the TrueSpan Plan is as follows:

	Years ended December 31,
	2006		2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding—beginning of year	8,363,447	$8.12	9,169,838	$5.97	8,221,199	$3.72
Granted and acquisition-related assumed options	2,353,816	31.31	1,372,500	17.36	2,579,627	12.21
Exercised	(1,899,551)	5.67	(1,936,110)	4.17	(1,131,335)	3.90
Forfeited/Expired	(412,844)	16.84	(242,781)	10.55	(499,653)	5.83

Options outstanding—end of year	8,404,868	14.74	8,363,447	8.12	9,169,838	5.97
Options exercisable—end of year	4,280,480	$6.64	4,703,373	$4.51	4,969,546	$3.59

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan, 1995 Plan and the TrueSpan Plan at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.40 — $ 3.76	569,915	3.22	$1.92	$13,450	549,963	$1.85	$13,018
$ 4.00 — $ 4.00	2,610,637	6.27	$4.00	$56,181	2,273,585	$4.00	$48,928
$ 5.50 — $12.40	733,958	6.80	$9.45	$11,795	476,405	$8.84	$7,946
$12.51 — $12.51	1,153,488	7.95	$12.51	$15,007	632,304	$12.51	$8,226
$13.07 — $24.49	1,055,722	7.90	$17.03	$8,963	279,500	$15.12	$2,907
$24.87 — $33.98	1,884,698	7.01	$31.18	—	68,723	$28.48	—
$35.18 — $39.73	396,450	9.00	$35.93	—	—	—	—

$ 0.40 — $39.73	8,404,868	6.84	$14.74	$105,396	4,280,480	$6.64	$81,025

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $25.52 as of December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at December 31, 2006 was approximately 6.25 years.

As of December 31, 2006, there was approximately $29.8 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. Net cash proceeds from the exercise of stock options were approximately $10.8 million, $8.1 million and $4.4 million for 2006, 2005, and 2004 respectively. The aggregate intrinsic value of options exercised during 2006 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $25.52 as of December 29, 2006, was approximately $37.7 million.

A summary of restricted stock unit activity as of December 31, 2006 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2005	264,792	$22.21
Granted	585,532	$34.62
Vested	(44,740)	$25.32
Forfeited	(13,687)	$34.18

Unvested at December 31, 2006	791,897	$31.00

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant or as determined under EITF No. 99-12 for our acquisition related restricted stock units. As of December 31, 2006, there was $16.8 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.7 years. During 2006, the total fair value of restricted stock units that vested during the year was $1.1 million. There were no restricted stock units that vested in 2005.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, there was $3.1 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

Deferred Stock Compensation

The Company recorded deferred stock compensation of approximately $14.6 million for the year ended December 31, 2005 in connection with the acquisition of Kisel, Motorola’s GPS chipset product family and Impulsesoft. See Note 2, Business and Development-Stage Company Acquisitions, for further discussion of the stock-based awards issued in conjunction with these acquisitions. The Company did not record any deferred stock compensation in 2005 in connection with options granted to employees to purchase common stock.

In connection with the acquisition of TrueSpan, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock issuance is approximately $10.0 million based upon the average SiRF stock price a few days before and after the acquisition announcement date on March 16, 2006 in accordance with EITF No. 99-12. The fair value of the restricted stock units is being amortized as compensation expense on a straight-line basis over the service period. There was no deferred stock compensation recorded after the adoption of SFAS No. 123R.

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

Options Granted to Non-employees

The Company grants options to non-employees for consulting services performed. SiRF accounts for equity instruments issued to non-employees in accordance with SFAS No. 123R and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under EITF No. 96-18 and SFAS No. 123R, compensation expense for non-employee stock options is calculated using the Black-Scholes option pricing model and is recorded as the shares underlying the options are earned. The unvested shares underlying the options are subject to periodic revaluation over the remaining vesting period, as these options have similar characteristics to the Company’s employee options. SiRF recognizes the compensation expense for non-employee options and awards on an accelerated basis in accordance with FIN No. 28. The initial vesting period for these options ranged from immediate vesting to vesting over four years and the option exercise period ranges from seven to ten years.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded stock compensation expense of $0.7 million, $0.5 million and $0.3 million in 2006, 2005 and 2004, respectively, in connection with options and restricted stock units granted to non-employees. The fair value of stock options issued to non-employees was calculated using a weighted average risk-free interest rate of 4.8%, 4.4% and 3.9% in 2006, 2005 and 2004, respectively, weighted average expected volatility of 53%, 55% and 70% in 2006, 2005 and 2004, respectively, and the weighted average expected term of the option 5.6 years, 6.1 years and 4.7 years in 2006, 2005 and 2004, respectively. In 2006, SiRF granted options to purchase 5,000 shares of common stock to non-employees at an exercise price of $33.98 per share and assumed 257 consultant options in conjunction with the TrueSpan acquisition in the first quarter of 2006 at exercise prices of $3.76 per share. In 2006, SiRF also granted 4,000 restricted stock units to non-employees at a fair value of $35.46 per share. In 2005, SiRF granted options to purchase 20,000 shares of common stock to non-employees at exercise prices of $25.50 per share. In 2004, SiRF granted options to purchase 83,000 shares of common stock to non-employees at exercise prices of $10.45 and $12.51 per share.

Common Shares Reserved for Issuance

At December 31, 2006, the Company had reserved shares of common stock for issuance as follows:

Exercise of outstanding stock options	8,404,868
Vesting of outstanding restricted stock units	791,897
Employee stock purchase plan	1,850,659
Shares of common stock available for grant	3,826,726
Warrants to purchase common stock	254,287

Total	15,128,437

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of December 31, 2006, the Company had 585,959 contingent shares of common stock outstanding and $2.6 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 2.3 years.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at December 31, 2006.

Performance Share Award

During the fourth quarter of 2006, the Company entered into a Performance Share Award Agreement with the Company’s CEO. This award provides the CEO with the opportunity to earn shares of SiRF common stock, the number of which shall be determined pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on the Company’s cumulative revenue growth and cumulative operating income margin over a two year period. The number of shares to be earned by the CEO ranges from zero to a maximum of 150,000 shares, with the target being 50,000 shares, depending on the extent to which the performance goals are met. The Company shall withhold shares of common stock that otherwise would be issued to the CEO when the award is settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following completion of the audited financial statements for the period of January 1, 2007 through December 31, 2007 and for the period of January 1, 2008 through December 31, 2008, or Performance Period, at a meeting of the Compensation Committee of the Board of Directors, which shall in no event be later than two and one-half months after the end of the Performance Period, the Committee will certify whether and to the extent the performance goals have been met and shall direct the Company to issue the corresponding number of shares of Common Stock to the CEO. The CEO’s eligibility to receive issued shares of Common Stock is conditioned on his continuous employment with the Company through the end of the Performance Period.

As of December 31, 2006, the Company had $1.1 million of unrecognized compensation cost related to the anticipated target share quantity, which is expected to be recognized on a straight-line basis over a weighted average period of 2 years. To the extent the anticipated number of shares to be earned changes, the corresponding compensation cost will be prospectively adjusted accordingly.

Note 13. Income	Taxes

The components of net income before provision for (benefit from) income taxes consisted of the following:

	December 31,
	2006	2005	2004
	(In thousands)
Domestic	$14,042	$25,249	$17,171
Foreign	(2,673)	744	62

Net income before provision for (benefit from) income taxes	$11,369	$25,993	$17,233

The provision for (benefit from) income taxes consisted of the following:

	December 31,
	2006	2005	2004
	(In thousands)
Current:
Federal	$8,021	$(39)	$411
State	391	114	10
Foreign	243	47	294

Total	8,655	122	715

Deferred:
Federal	1,427	(3,072)	(11,191)
State	(1,113)	(1,097)	(3,014)

Total	$314	$(4,169)	$(14,205)
Provision for (benefit from) income taxes	$8,969	$(4,047)	$(13,490)

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rates to income before taxes as follows:

	December 31,
	2006	2005	2004
	(In thousands)
Federal tax at statutory rate	$3,979	$9,097	$5,868
State taxes, net of federal benefit	(722)	(982)	6
Non-deductible expenses	40	53	19
Impact of stock compensation	3,512	(4,114)	(681)
Research and development credit benefit	(3,435)	(1,627)	—
Non-deductible acquired in-process research and development	4,326	312	—
Foreign tax rate differential	1,064	(15)	—
Benefit from recording net deferred tax assets	155	(4,286)	(14,205)
Acquisition related tax benefits	—	(2,310)	—
Benefit of operating loss carryforwards	—	—	(4,497)
Other	50	(175)	—

Total provision for (benefit from) income taxes	$8,969	$(4,047)	$(13,490)

Due to an increase in the amount of taxable income recognized in 2005, the Company’s statutory federal income tax rate changed to 35%, from 34% in 2004, and remained at that rate during 2006 to reflect the expected federal statutory tax rate based upon the Company’s estimated taxable income. The 2006 provision for income taxes was primarily increased from the statutory federal rate of 35% as a result of non-deductible IPR&D, non-deductible stock based compensation expenses and foreign net operating losses, which are not benefited for United States tax purposes. The negative impact of these items was partially offset by the reinstatement of the federal research and development credit during the fourth quarter of 2006.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$13,836	$12,886
Research and development credits	15,559	9,838
Capitalized research and development	513	587
Stock compensation expenses	6,500	1,332
Other, net	8,254	5,334

Total deferred tax assets	44,662	29,977
Deferred tax liabilities:
Purchased intangibles	(1,761)	(2,304)

Subtotal	42,901	27,673
Valuation allowance	—	—

Net deferred tax assets	$42,901	$27,673

The Company periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At December 31, 2006, and 2005, the Company did not provide a valuation allowance against its deferred tax assets because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

As of December 31, 2006, approximately $17.3 million of the deferred tax asset balance pertains to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. The tax benefits of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital, rather than a reduction of the income tax provision.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $35.8 million and $23.0 million, respectively, federal research and development tax credits of approximately $9.8 million and California research and development credits of approximately $8.9 million. The federal and state net operating loss and credit carryforwards expire at various dates in the years 2012 through 2027, if not utilized. As of December 31, 2006, the Company had other tax credits of approximately $0.9 million, which will expire beginning in 2014, if not utilized.

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

The Company has performed an analysis of its net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Code. Due in part to equity financings and losses of acquired entities, the Company experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. Such annual limitations pursuant to Sections 382 and 383 of the Code could result in the expiration of net operating loss carryforwards and/or credit carryforwards before utilization.

Note 14. Employee	Benefit Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees. The plan is a Group Annuity Contract in accordance with Section 401 of the Internal Revenue Code. SiRF made no contributions to the plan in any period.

Note 15. Related	Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, are considered as related parties. The Company entered into an agreement with Skyworks Solutions, Inc., or Skyworks, to manufacture certain of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. In the years ended December 31, 2006 and 2005, SiRF purchased $0.2 million and $1.2 million, respectively of product from Skyworks. As of December 31, 2006, SiRF had $0.2 million of trade payables to Skyworks and had an insignificant amount of non-cancelable purchase orders with Skyworks. As of December 31, 2005, SiRF did not have any trade payables to Skyworks and had an insignificant amount of non-cancelable purchase orders with Skyworks.

As discussed above in Note 2, Business and a Development—Stage Company Acquisitions, during the first quarter of 2006, SiRF acquired TrueSpan, a development-stage company specializing in systems communication. One of SiRF’s board members, Diosdado P. Banatao, is a founder of Tallwood Venture Capital, or Tallwood, a venture capital firm focusing on semiconductors and semiconductor related technologies. Tallwood was an investor in TrueSpan and owned 4.0 million shares of preferred stock at the time of acquisition. Diosdado P. Banatao recused himself from the Company’s decision to acquire TrueSpan. There was no preferential treatment given to Tallwood as part of this acquisition, the preferred stock owned by Tallwood was purchased at the same payout rate as other holders of preferred stock.

Note 16. Commitments	and Contingencies

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

On August 5, 2005, the Company’s subsidiary, SiRF Technology, Inc., filed a complaint against u-Nav Microelectronics Corp., or u-Nav, in the United States District Court for the Central District of California. The complaint, as amended, alleged infringement by u-Nav of seven patents assigned to SiRF Technology, Inc. u-Nav’s counterclaims, as amended, alleged infringement by SiRF Technology, Inc. of two patents assigned to u-Nav. On November 7, 2006, SiRF Technology, Inc. and u-Nav announced a settlement agreement and mutual release, which settles all patent claims asserted in the litigation.

On December 15, 2006, the Company’s subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code.

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the United States International Trade Commission, or ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by and/or sold by or for Global Locate, and products containing the same.

The Company also has contractual obligations in the form of non-cancelable purchase orders that are included in the “Operating Leases” table below, which totaled approximately $7.3 million as of December 31, 2006. The future payments required under these obligations is approximately $3.3 million, $2.9 million and $1.1 million in 2007, 2008 and 2009, respectively.

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

In conjunction with lease agreements existing at the beginning of 2006, as well as the acquisition of TrueSpan in the first quarter of 2006 and other facility lease renewals during 2006, the Company’s future minimum rental payments required under capital and operating leases and the present value of annual minimum lease payments under capital leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31,
2007	$189	$5,395
2008	129	4,843
2009	—	2,653
2010	—	424
2011	—	144
Thereafter	—	—

Future minimum lease payments	318	$13,459

Rent expense was $2.4 million, $2.0 million and $1.2 million in 2006, 2005 and 2004, respectively.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Selected	Quarterly Financial Data (Unaudited)

The selected unaudited quarterly financial data are as follows:

	Quarter Ended (1)
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(unaudited)
	(in thousands except per share data)
Net revenue	$27,031	$35,410	$48,336	$54,293	$52,680	$57,170	$63,675	$74,155

Gross profit	15,123	19,830	26,866	29,568	29,055	32,172	35,400	40,996

Net income (loss)	$1,629	$3,895	$14,284	$10,232	$(10,965)	$1,687	$2,579	$9,099

Net loss per common share (1) :
Basic	$0.03	$0.08	$0.29	$0.21	$(0.22)	$0.03	$0.05	$0.18

Diluted	$0.03	$0.07	$0.26	$0.19	$(0.22)	$0.03	$0.05	$0.16

Weighted average shares outstanding:
Basic	47,113	47,474	48,750	49,420	50,179	51,129	51,408	51,723

Diluted	51,606	52,001	54,469	55,241	50,179	56,024	55,585	56,098

(1)

Net income (loss) per common share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual per common share information.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting can be found on page 45.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

After the completion of our fourth quarter of 2004 and in connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm informed members of our senior management and our Audit Committee of our Board of Directors that it considered our procedures for assessing and accounting for certain deferred tax assets to be a “significant deficiency” constituting a “material weakness” in our internal control over financial reporting under standards established by the Public Company Accounting Oversight Board. Accounting for deferred tax assets is a critical accounting policy that requires our management to make various judgments. To remediate this error, in the first quarter of 2005, we engaged a new third-party tax advisor to assist in the review and preparation of our provision for income taxes, including the accounting for deferred tax assets, established formal internal procedures for the review and preparation of our provision for income taxes. Based on our assessment during the first half of 2005, we believed these measures had remediated this error; however, during the review of our quarterly financial statements for the third quarter of 2005, our independent registered public accounting firm discovered certain errors in the calculation of our benefit from income taxes and our deferred tax assets. These errors were discovered and corrected prior to the release of our September 30, 2005 financial results. Based on these findings, we revisited the measures previously taken and refined certain aspects of our internal control over financial reporting around our income tax accounting process to mitigate the risk of such errors in the future, including enhancing our internal procedures for the review and preparation of our provision for income taxes, as well as the financial statements. Based on our assessment as of the end of 2006, we believe that these refinements, together with the measures previously taken, have remediated the material weakness and that we have effective internal control over financial reporting.

Item 9B.    Other Information

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement for its 2007 annual meeting of stockholders that will be filed within 120 days of its year ended December 31, 2006, or the Proxy Statement.

The information required by this Item 10 regarding executive officers is incorporated by reference from the information contained in the section captioned “Executive Officers” included in Part I of this report on Form 10-K.

The information required by this Item 10 regarding our nominating and corporate governance committee, our audit committee and audit committee financial expert is incorporated by reference from the information contained in the Proxy Statement.

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

Item 11.    Executive Compensation

The information required by this Item 11 is incorporated by reference from the sections captioned “Executive Compensation,” “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement. The information required by this Item 11 regarding compensation of directors is incorporated by reference from the information contained in the section captioned “Director Compensation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the information contained in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

The following table sets forth information as of December 31, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Stock Option Plan, 2004 Stock Incentive Plan , 2004 Employee Stock Purchase Plan and TrueSpan 2004 Stock Incentive Plan.

EQUITY COMPENSATION PLANS INFORMATION

Plan Category	A Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (4)	B Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	C Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	9,451,052	$13.36	5,677,385	(1),(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	9,451,052	$13.36	5,677,385

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

(2)

Includes 1,850,659 shares available for sale pursuant to the Company’s 2004 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2005, by the lesser of 750,000 shares, 1.5% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors. For 2007, no additional share reserve increase was approved by the Board of Directors.

(3)	There is no exercise price associated with outstanding restricted stock units. The weighted average exercise price is equal to that of outstanding options and warrants.

(4)

Excludes the Performance Share Award granted to the Company’s Chief Executive Officer as the number of shares to be earned ranges from zero to a maximum of 150,000 shares, with the target being 50,000 shares, depending on the extent to which the performance goals are met. Refer to Note 12, Preferred Stock and Stockholders’ Equity of the “Notes to Consolidated Financial Statements” in Item 8 for further information.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the information contained in the sections captioned “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in the section captioned “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in the proxy statement.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements:

2.	Financial Statements Schedule:

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Accounts receivable allowance:
Year ended December 31, 2006	$213	$118	$(10)	$321
Year ended December 31, 2005	$226	$158	$(171)	$213
Year ended December 31, 2004	$329	$148	$(251)	$226

3.	Exhibits

Exhibit Number	Exhibit

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

Form of Standard Employment Agreement

Form of Managing Employment Agreement

Form of Power of Attorney

Form of Acknowledgement

Form of Proprietary Information and Inventions Agreement

Form of Non-Competition and Non-Solicitation Agreement

Form of Opinion of White & Case Advokat AB

Form of Share Reserve Agreement

Form of Escrow Agreement

List of Shareholders

Consideration Schedule

Third Party Consents

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

GPS IC Products

Engineering Assets, Equipment, Computers (Leased and Owned), Software Licenses, etc.

Hired Employees

Transferred Employees

Agreements

Form of General Assignment, Bill of Sale and Assumption Agreement

Form of Intellectual Property Agreement

Form of Corporate Supply Agreement

Form of Joint Use and Occupancy Agreement

3.(i)1	Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.(i)2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

3.(ii)1	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.(ii)2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.1	Specimen Common Stock Certificate. (incorporated by reference to the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.3 #	2004 Stock Incentive Plan, as amended, and form of agreements thereunder. (incorporated by reference to Exhibit 10.1# to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)

10.4 #	2004 Employee Stock Purchase Plan. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.5 #	TrueSpan Incorporated 2004 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-132914))

10.6 #	Form of Performance Share Award Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2006)

Exhibit Number	Exhibit

10.7*	Patent Cross License and Covenant Not to Sue Agreement , entered into on November 1, 2006, by and among SiRF Technology, Inc. on the one hand and u-NAV Microelectronics Corporation and u-NAV Microelectronics Finland OY on the other hand
10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))
10.9	Lease, dated May 20, 2004, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E Perrucci 1978 Trust, Donald A Perrucci, Trustee
10.10	The First Amendment to Lease, dated May 15, 2006, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E Perrucci 1978 Trust, Donald A Perrucci, Trustee
10.11	Lease, dated September 24, 2004, between the Registrant and PS Business Park, L.P.
10.12	Lease, dated June 1, 2005, between the Registrant and Lamb Boys South Pointe, LLC
10.13	Lease, dated February 19, 2004 between the Registrant and SISBRO Promoters Pvt. Ltd.
10.14	Lease, dated May 20, 2005, between the Registrant and SISBRO Promoters Pvt. Ltd.
10.15	Lease, effective May 1, 2006, between the Registrant and Vasakronon AB (Public Limited Company)
10.16	Lease, dated February 23, 2004, between the Registrant and Mr. M. Zabulon Athisayam and Ms. Deva Pouse Christy Bai.
10.17	Lease, dated February 17, 2005, between the Registrant and Mr. A. Majeed, Mr. A. Aziz Qader, Mr. A. Rasheed Razack, Mr. A. Hameed Razack and Mr. A. Rahim Razack.
10.18	Lease, dated July 14, 2006, between the Registrant and BYIBC Knowledge Park Pvt. Ltd.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 104 of this Form 10-K).
31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).
31.2	Certification of Geoffrey Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a).
32.1	Section 1350 Certification. (1)
99.1	Amendment to the Restated Loan and Security Agreement, between the Registrant and Silicon Valley Bank dated February 14, 2005.
99.2	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 19, 2006.
99.3	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated February 14, 2007.

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(b)	Exhibits

The exhibits set forth in 3 above are filed or incorporated by reference as part of this report on Form 10-K.

(c)	Financial Statement Schedules

The Valuation and Qualifying Accounts Schedule in 2 above is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2007

SiRF Technology Holdings, Inc.

By	/S/ MICHAEL L. CANNING
Michael L. Canning
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. Canning and Geoffrey Ribar, and each of them, his true and lawful attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ MICHAEL L. CANNING Michael L. Canning	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2007

/S/ GEOFFREY RIBAR Geoffrey Ribar	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007

/S/ KANWAR CHADHA Kanwar Chadha	Director	February 27, 2007

/S/ DIOSDADO P. BANATAO Diosdado P. Banatao	Chairman of the Board	February 27, 2007

/S/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	February 27, 2007

/S/ MOHANBIR GYANI Mohanbir Gyani	Director	February 27, 2007

/S/ STEPHEN C. SHERMAN Stephen C. Sherman	Director	February 27, 2007

/S/ JAMES M. SMAHA James M. Smaha	Director	February 27, 2007

/S/ SAM S. SRINIVASAN Sam S. Srinivasan	Director	February 27, 2007

Exhibit Index

Exhibit Number	Exhibit

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

	Schedule 1	GPS IC Products
	Schedule 2	Engineering Assets, Equipment, Computers (Leased and Owned), Software Licenses, etc.
	Schedule 3(a)	Hired Employees
	Schedule 3(b)	Transferred Employees
	Schedule 5(e)	Agreements
	Exhibit A	Form of General Assignment, Bill of Sale and Assumption Agreement
	Exhibit B	Form of Intellectual Property Agreement
	Exhibit C	Form of Corporate Supply Agreement
	Exhibit D	Form of Joint Use and Occupancy Agreement

Exhibit Number	Exhibit

3.(i)1	Restated Certificate of Incorporation. (incorporated by reference to Exhibit 3.(i)2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

3.(ii)1	Amended and Restated Bylaws. (incorporated by reference to Exhibit 3.(ii)2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.1	Specimen Common Stock Certificate. (incorporated by reference to the same number to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors. (incorporated by reference to the same number to the Company’s Registration Statement on
Form S-1 (File No. 333-112645))

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to the same number to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.3 #	2004 Stock Incentive Plan, as amended, and form of agreements thereunder. (incorporated by reference to Exhibit 10.1# to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2006)

10.4 #	2004 Employee Stock Purchase Plan. (incorporated by reference to the same number to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.5 #	TrueSpan Incorporated 2004 Stock Incentive Plan and form of agreements thereunder. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-132914))

10.6 #	Form of Performance Share Award Agreement. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 26, 2006)

10.7*	Patent Cross License and Covenant Not to Sue Agreement , entered into on November 1, 2006, by and among SiRF Technology, Inc. on the one hand and u-NAV Microelectronics Corporation and u-NAV Microelectronics Finland OY on the other hand

10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-112645))

10.9	Lease, dated May 20, 2004, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E Perrucci 1978 Trust, Donald A Perrucci, Trustee

10.10	The First Amendment to Lease, dated May 15, 2006, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E Perrucci 1978 Trust, Donald A Perrucci, Trustee

10.11	Lease, dated September 24, 2004, between the Registrant and PS Business Park, L.P.

10.12	Lease, dated June 1, 2005, between the Registrant and Lamb Boys South Pointe, LLC

10.13	Lease, dated February 19, 2004 between the Registrant and SISBRO Promoters Pvt. Ltd.

10.14	Lease, dated May 20, 2005, between the Registrant and SISBRO Promoters Pvt. Ltd.

10.15	Lease, effective May 1, 2006, between the Registrant and Vasakronon AB (Public Limited Company)

Exhibit Number	Exhibit

10.16	Lease, dated February 23, 2004, between the Registrant and Mr. M. Zabulon Athisayam and Ms. Deva Pouse Christy Bai.

10.17	Lease, dated February 17, 2005, between the Registrant and Mr. A. Majeed, Mr. A. Aziz Qader, Mr. A. Rasheed Razack, Mr. A. Hameed Razack and Mr. A. Rahim Razack.

10.18	Lease, dated July 14, 2006, between the Registrant and BYIBC Knowledge Park Pvt. Ltd.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 104 of this Form 10-K).

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a).

31.2	Certification of Geoffrey Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a).

32.1	Section 1350 Certification. (1)

99.1	Amendment to the Restated Loan and Security Agreement, between the Registrant and Silicon Valley Bank dated February 14, 2005.

99.2	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 19, 2006.

99.3	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated February 14, 2007.

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

(1)	The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.