Form 10-Q
period 2007-03-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2007-05-08
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number

000-50669

SiRF TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0576030
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

217 Devcon Drive, San Jose, California	95112
(Address of principal executive office)	(Zip Code)

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

52,967,074 shares of the Registrant’s common stock were outstanding as of April 30, 2007.

TABLE OF CO NTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007 (2)	December 31, 2006 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,204	$133,817
Marketable securities	59,284	36,391
Accounts receivable, net of allowance for doubtful accounts of $217 and $321 as of March 31, 2007 and December 31, 2006, respectively	26,537	18,375
Inventories	19,078	16,472
Current deferred tax assets	10,878	11,743
Prepaid expenses and other current assets	5,953	6,912

Total current assets	249,934	223,710
Long-term investments	6,963	26,412
Property and equipment, net	9,424	8,469
Goodwill	55,967	55,967
Identified intangible assets, net	18,575	19,680
Long-term deferred tax assets	36,735	31,620
Other assets	880	805

Total assets	$378,478	$366,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,892	$15,883
Accrued payroll and related benefits	9,429	10,508
Other accrued liabilities	6,080	4,127
Deferred margin on shipments to distributors	1,881	1,256
Deferred revenue	497	574
Advance contract billings	284	478
Rebates payable to customers	2,749	5,334
Current portion of long-term obligations	132	189

Total current liabilities	30,944	38,349
Long-term deferred and other tax liabilities	1,709	462
Long-term obligations	1,424	509

Total liabilities	34,077	39,320
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	370,692	355,690
Accumulated other comprehensive loss	(113)	(142)
Accumulated deficit	(26,183)	(28,210)

Total stockholders’ equity	344,401	327,343

Total liabilities and stockholders’ equity	$378,478	$366,663

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited Consolidated Financial Statements for the year ended December 31, 2006.
(2)

On January 1, 2007, the Company adopted EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 and FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The impact of changes in ‘accrued payroll and related benefits,’ ‘long term deferred and other tax liabilities,’ and ‘long-term obligations’ resulting from adoption of these new accounting pronouncements was recorded as cumulative effect adjustments to the opening balance of accumulated deficit in the March 31, 2007 Condensed Consolidated Balance Sheet. For additional information on the adoption of these new accounting pronouncements see Note 1.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Product revenue	$65,798	$50,163
License royalty revenue	1,466	2,517

Net revenue	67,264	52,680
Cost of revenue:
Cost of product revenue (includes stock compensation expense of $ 226 and $65 for the three months ended March 31, 2007 and 2006, respectively)	30,520	23,625

Gross profit	36,744	29,055
Operating expenses:
Research and development (includes stock compensation expense of $4,363 and $3,310 for the three months ended March 31, 2007 and 2006, respectively)	21,167	17,025
Sales and marketing (includes stock compensation expense of $1,004 and $658 for the three months ended March 31, 2007 and 2006)	6,127	4,449
General and administrative (includes stock compensation expense of $1,735 and $684 for the three months ended March 31, 2007 and 2006, respectively)	6,485	3,767
Amortization of acquisition-related intangible assets	1,083	1,323
Acquired in-process research and development expense	—	13,251

Total operating expenses	34,862	39,815

Operating income (loss)	1,882	(10,760)
Interest income, net	2,411	1,363
Other expense, net	(441)	(61)

Other income, net	1,970	1,302

Net income (loss) before provision for income taxes	3,852	(9,458)
Provision for income taxes	1,048	1,507

Net income (loss)	$2,804	$(10,965)

Net income (loss) per share:
Basic	$0.05	$(0.22)

Diluted	$0.05	$(0.22)

Weighted average number of shares used in per share calculations:
Basic	52,171	50,179

Diluted	56,346	50,179

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net (loss) income	$2,804	$(10,965)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock compensation expense	7,331	4,887
Depreciation and amortization	1,266	1,363
Amortization of identified intangible assets	1,213	1,444
In-process research and development	—	13,251
Deferred tax assets, net	(2,969)	(11,244)
Excess tax benefits from employee equity incentive plans	3,953	12,601
Gross excess tax benefits from stock-based compensation	(3,637)	(11,075)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,162)	(10,911)
Inventories	(2,491)	4,406
Prepaid expenses and other current assets	959	(88)
Other long-term assets	(75)	189
Accounts payable	(5,991)	(2,310)
Accrued payroll and related benefits	(1,520)	450
Other accrued liabilities	2,063	(807)
Deferred margin on shipments to distributors	625	667
Deferred revenue	(77)	253
Rebates payable to customers	(2,585)	(1,751)
Advance contracts billings	(194)	(263)

Net cash used in operating activities	(7,487)	(9,903)

Investing activities:
Purchases of available-for-sale investments	(21,184)	(7,972)
Maturities and sales of available-for-sale investments	17,786	8,636
Net cash paid for business acquisitions, net of cash acquired and purchase accounting adjustments	—	(16,785)
Purchases of property and equipment	(2,147)	(669)
Purchases of intellectual property assets	(108)	(158)

Net cash used in investing activities	(5,653)	(16,948)

Financing activities:
Principal payments under capital leases obligations	(74)	(16)
Gross excess tax benefits from stock-based compensation	3,637	11,075
Proceeds from issuance of common stock	3,964	5,592

Net cash provided by financing activities	7,527	16,651

Net decrease in cash and cash equivalents	(5,613)	(10,200)
Cash and cash equivalents at beginning of period	133,817	83,882

Cash and cash equivalents at end of period	$128,204	$73,682

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

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, valuation of stock options, valuation of goodwill and long-lived assets and valuation of deferred tax assets. Actual results could differ from those estimates.

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

Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of March 31, 2007 cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government and its agencies and money market accounts. The Company’s investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Restricted Cash

The Company has approximately $0.8 million deposited in an escrow account, which represents contingent cash payments to designated former Impulsesoft employees for continued employment upon the second anniversary of the acquisition close date. These payments are automatically forfeited if such contingencies are not met. The restricted cash amounts have been classified within “Prepaid expenses and other current assets” in the consolidated balance sheet as of March 31, 2007.

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

Goodwill

SiRF evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2006 and determined there to be no impairment. There were no events or circumstances from that date through March 31, 2007 that would impact this assessment.

Revenue Recognition

The Company derives revenue primarily from sales of semiconductor chip sets and licenses of its intellectual property and premium software products. As business activities related to licenses of intellectual property and premium software products are not considered significant to the Company’s consolidated operating results, the Company operates as a single operating segment. Revenue from sales of semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders. The Company records reductions to chip set revenue for expected product returns based on the Company’s historical experience and other known factors.

The Company defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of decreases in the price of the Company’s products. For certain distributors, the Company also defers the recognition of revenue and the related cost of revenue on shipments based on the gross price. Upon product sell-through, these distributors may receive a credit for the price discounts associated with the customers who purchased those products.

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

The Company licenses rights to use its intellectual property to allow licensees to utilize our technology. The Company also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. The Company recognizes premium software product revenue in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 97-2, “Software Revenue Recognition.” The Company earns royalties on licensees’ worldwide sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. The Company’s licensees; however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. During the periods preceding the fourth quarter of 2006, the Company estimated and recorded the royalty revenues earned for sales by certain licensees (Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset. In preparing consolidated financial statements, the Company assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining provision for income taxes, deferred tax assets and liabilities for purposes of assessing the Company’s ability to utilize any future tax benefit from deferred tax assets. Refer to the Adoption of Recent Accounting Pronouncements below, for further information on the adoption of Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including stock options, stock warrants, common stock subject to repurchase, restricted stock units and potential shares associated with employee stock purchase plan withholding. Refer to Note 3, Stock-Based Compensation, for further information.

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Numerator:
Net income (loss)	$2,804	$(10,965)

Denominator:
Weighted average common shares outstanding	52,543	50,612
Less: Weighted average common shares outstanding subject to repurchase	(372)	(433)

Weighted average shares used in net income (loss) per common share, basic Dilutive potential common shares:	52,171	50,179
Weighted average of repurchasable common stock outstanding	372	—
Weighted average of common stock options	3,363	—
Weighted average of preferred stock warrants	201	—
Weighted average of restricted stock units	173	—
Weighted average of employee stock purchase plan shares	66	—

Total weighted average shares used in net income (loss) per share, diluted	56,346	50,179

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Net income (loss) per share:
Basic	$0.05	$(0.22)
Diluted	$0.05	$(0.22)

The weighted average shares used to compute net loss per share for the three months ended March 31, 2006, is equivalent for purposes of computing the denominator used in basic and diluted net loss per share, as the Company recorded a net loss for the first quarter of 2006.

The following common stock equivalents, which could potentially dilute basic net income (loss) per share in future periods, were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive:

	Three months Ended March 31,
	2007	2006
	(In thousands)
Outstanding common stock options	2,043	5,017
Restricted stock units	57	100
Shares of common stock subject to repurchase	—	433
Warrants	—	271
Employee purchase plan rights	—	94

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

The fair value of our restricted stock units was calculated based upon the fair market value of our stock at the date of grant or as determined under EITF No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” for our acquisition related restricted stock units. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Refer to Note 3, Stock-Based Compensation, for further information.

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

	Three months Ended March 31,
	2007	2006
	(In thousands)
Gross research and development expense	$21,544	$17,250
Less: recognized engineering services income	(377)	(225)

Net research and development expense	$21,167	$17,025

Accounts Receivable Allowance

SiRF makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of March 31, 2007, SiRF’s accounts receivable allowance was $0.2 million. As of March 31, 2007, 49% of SiRF’s receivables were concentrated in two customers. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. SiRF’s warranty accrual is based on historical activity and the related expense was not significant for the first quarter 2007 and 2006, respectively.

Foreign Currency

SiRF’s functional currency for all its foreign subsidiaries is the U.S. dollar. Assets and liabilities are remeasured using the exchange rate on the balance sheet date. Revenues, expenses, gains and losses are remeasured at the average exchange rate in effect during the period. Remeasurement adjustments are recorded within ‘Other income, net’ as remeasurement gains/losses within the Condensed Consolidated Statement of Operations.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision maker in evaluating the Company’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the chief executive officer, or CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

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

Adoption of Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

Effective January 1, 2007, SiRF adopted Emerging Issues Task Force, or EITF, Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF No. 06-02 prescribes that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to SFAS No. 43, “Accounting for Compensated Absences” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. The cumulative effect of adopting EITF No. 06-02 on January 1, 2007 has been recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit, net of tax, on the adoption date. As a result of the implementation of EITF No. 06-02, SiRF recognized an increase of approximately $1.0 million in ‘accrued payroll and related benefits’ and $0.3 million in ‘current deferred tax assets’ and ‘long-term deferred tax assets,’ which resulted in a net increase of $0.7 million in the opening balance of accumulated deficit in the March 31, 2007 Condensed Consolidated Balance Sheet. In prior years, SiRF accrued for the expense related to sabbatical leave when the employee fully vested in the benefit.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, SiRF adopted FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, SiRF recognized an increase of approximately $0.1 million in ‘long-term deferred and other tax liabilities’ for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in an increase of $0.1 million in accumulated deficit.

Upon adoption of FIN No. 48, the Company’s historical policy of including interest and penalties related to unrecognized tax benefits within the Company’s ‘provision for (benefit from) income taxes,’ remained unchanged. As of March 31, 2007, the Company had $0.2 million accrued for payment of interest and penalties related to unrecognized tax benefits ($0.2 million as of the adoption date of FIN No. 48). The Company recognized an immaterial amount of interest and penalties related to unrecognized tax benefits in its provision for income taxes for the three months ended March 31, 2007.

The Company’s total amounts of unrecognized tax benefits as of January 1, 2007 (adoption date) was $5.6 million, of which $3.9 million, if recognized, would affect our effective tax rate. As of March 31, 2007, the Company’s total amounts of unrecognized tax benefits was $6.2 million, of which $4.5 million, if recognized, would affect our effective tax rate. The Company has recognized a net amount of $1.2 million in ‘long-term deferred and other tax liabilities’ for unrecognized tax benefits in its Condensed Consolidated Balance Sheets.

As of March 31, 2007, the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase over the next twelve months. The Company expects a shift in the geographical mix of its revenue and costs associated with its global operations. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to research and development tax credits and the allocations of revenue and costs amongst the Company’s global operations. The Company estimates the total amounts of unrecognized tax benefits associated with its research and development tax credits and the allocations of revenue and costs amongst the Company’s global operations to increase by approximately $0.4 million over the next three months. At this time the Company is unable to estimate the range of the reasonably possible change in unrecognized tax benefits over the next twelve months associated with the shift in the geographical mix of its revenue and costs related to changes in its global operations. The Company is not aware of any other unrecognized tax benefits that would significantly change in the next twelve months.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, the Company’s only major tax jurisdiction is the United States and its 1995 – 2006 tax years remain subject to examination by the various taxing authorities or jurisdictions.

Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and fair value disclosures.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 159 and has not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on its financial position, results of operations and fair value disclosures.

Note 2. Business and a Development-Stage Company Acquisitions

Development-Stage Company

TrueSpan Incorporated

On March 14, 2006, SiRF acquired TrueSpan Incorporated, or TrueSpan, a development-stage company specializing in systems communication. The acquisition of TrueSpan is intended to add to SiRF’s systems expertise as the Company expands its offerings to include complex multifunction and location technology platform solutions. The aggregate purchase consideration for this acquisition was approximately $18.0 million, which includes direct transaction costs and cash acquired and excludes the fair value of assumed unvested TrueSpan stock options, issuance of unvested SiRF restricted stock units and future contingent payments. Such contingent payments will be made to certain former TrueSpan employees contingent upon their continued employment with SiRF and will not exceed $3.0 million. These contingent payments will result in compensation expense amortized on a straight-line basis over the related two-year service period. TrueSpan did not have a developed product, had no customers and was not generating revenue. Accordingly, the Company concluded the TrueSpan acquisition did not met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, “Business Combinations,” as TrueSpan did not possess the ability to generate outputs (as defined by SFAS No. 141) in order to continue normal operations and generate a revenue stream by providing its products to customers. The negative excess of the fair value of the net assets acquired over purchase consideration was allocated on a proportionate basis to reduce the fair value of non-monetary assets acquired. The total fair value of net assets acquired, as adjusted for the allocation of excess fair value over purchase consideration, consisted of current assets of $1.2 million, property and equipment of $0.2 million, identified amortizable intangible assets of $1.0 million, net deferred tax assets of $3.4 million, less current liabilities assumed of $0.9 million and recognition of $13.3 million of charges for acquired in-process research and development, or IPR&D.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. At the time of acquisition, both chips were expected to be released in late 2007. At the time of acquisition for valuation purposes, the DVB technology was expected to have a useful life of 7 - 10 years. Additionally, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in 2006. At the time of acquisition for valuation purposes, the DVB software technology was assumed to have a useful life of 5 years and TrueSpan was expected to begin benefiting from both projects in 2007. This software development project was still in process as of December 31, 2006 and as of year end the DVB chip had taped out. As of March 31, 2007, the DVB chip is undergoing laboratory tests for functionality and compliance to technological standards and our firmware and software integration efforts are also underway. Over the next year the system integration and system validation of a reference design are the key activities prior to completion. There has been no material variations associated with the TrueSpan chip development projects.

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

Businesses

In 2005, the Company acquired Kisel Microelectronics, AB, a privately held limited liability company, based in Stockholm, Sweden, the GPS chip set product family of Motorola, Inc., a Delaware corporation, and Impulsesoft Private Limited, a privately held software company based in Bangalore, India.

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

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within SEC SAB No. 107. SAB No. 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. As SiRF’s options are considered “plain vanilla” and no awards have been issued with a market condition, SiRF has elected to use this simplified method as it has limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The simplified method as provided within SAB No. 107 is only allowed for the transition period through December 31, 2007. During the transition period, SiRF will evaluate its expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. During the first quarter of 2007, SiRF’s estimated expected term based upon the simplified method provided by SAB No. 107 was approximately 4.58 years, as compared to approximately 6.08 years during the corresponding prior year period.

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

The fair value of stock options and new purchase rights under the Purchase Plan were estimated with the following weighted-average assumptions:

	Stock Options
	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Average expected life of options (in years)	4.58	6.08
Volatility	56%	50%
Dividend yield	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the first quarter of 2007 and 2006, was $13.47 and $17.98, respectively. No options were granted in the first quarter of 2007 or 2006 with exercise prices below the deemed fair value of common stock.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. There were no new purchase rights valued during the first quarter of 2007 or 2006.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 31, 2007, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 3,311,500 shares of common stock were outstanding.

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

2004 Stock Incentive Plan

In March 2004, SiRF adopted the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of the Company’s initial public offering on April 22, 2004. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding at that time, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2007, the Board of Directors elected to increase the number of shares reserved for issuance under the 2004 Plan by 2,614,194 shares. Forfeited options or awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

Under the 2004 Plan, options generally expire between seven and ten years from the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to vest over a two to four year period. As of March 31, 2007, 4,924,258 options to purchase common stock and 756,542 unvested restricted stock units granted were outstanding and 6,069,905 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2007, the Board of Directors elected to not increase the number of shares reserved for issuance under the Purchase Plan. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were no shares of common stock issued under the Purchase Plan during the quarter ended March 31, 2007 and 1,850,659 shares were available for issuance under the Purchase Plan.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of March 31, 2007, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 22,967 shares of common stock were outstanding.

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan, 1995 Plan and the TrueSpan Plan at March 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)			(in thousands)
$ 0.40 — $ 2.00	524,592	2.74	$1.83	$13,603	524,592	$1.83	$13,603
$ 2.25 — $ 4.00	2,376,292	6.03	$3.99	$56,484	2,180,614	$3.99	$51,833
$ 5.50 — $ 12.51	1,687,790	7.25	$11.31	$27,764	979,868	$10.85	$16,570
$13.07 — $ 28.24	1,661,524	7.34	$20.55	$11,980	304,069	$15.88	$3,612
$28.35 — $ 39.73	2,008,527	7.13	$32.83	—	177,247	$32.01	—

$ 0.40 — $ 39.73	8,258,725	6.60	$15.69	$109,831	4,166,390	$7.39	$85,618

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $27.76 as of March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at March 31, 2007 was approximately 6.1 years.

A summary of stock option activity as of March 31, 2007 and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	8,404,868	$14.74
Granted	454,100	$26.49
Exercised	(510,141)	$7.77
Forfeited/Expired	(90,102)	$26.28

Outstanding at March 31, 2007	8,258,725	$15.69

As of March 31, 2007, there was approximately $31.1 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. Net cash proceeds from the exercise of stock options were approximately $4.0 million and $5.6 million for the first quarter of 2007 and 2006 respectively. The aggregate intrinsic value of options exercised during the first quarter of 2007 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $27.76 as of March 30, 2007, was approximately $10.2 million.

A summary of restricted stock unit activity as of March 31, 2007 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2006	791,897	$31.00
Granted	24,000	$23.79
Vested	(51,120)	$36.84
Forfeited	(8,235)	$33.83

Unvested at March 31, 2007	756,542	$30.35

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant or as determined under EITF No. 99-12 for our acquisition related restricted stock units. As of March 31, 2007, there was $15.4 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.5 years. During the first quarter of 2007, the total fair value of restricted stock units that vested was $1.9 million. There were no restricted stock units that vested during the first quarter of 2006.

As of March 31, 2007, there was $2.3 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

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

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of March 31, 2007, the Company had 585,959 contingent shares of common stock outstanding and $2.0 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 2.1 years.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at March 31, 2007.

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

As of March 31, 2007, the Company had $1.0 million of unrecognized compensation cost related to the anticipated target share quantity, which is expected to be recognized on a straight-line basis over a weighted average period of 1.75 years. To the extent the anticipated number of shares to be earned changes, the corresponding compensation cost will be prospectively adjusted accordingly.

Note 4. Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Raw material/Work in process	$4,338	$4,024
Finished goods	14,740	12,448

Total inventories	$19,078	$16,472

The comparative inventory information as of December 31, 2006, presented above, reflects a reclassification of approximately $1.9 million previously reported as finished goods in the Company’s December 31, 2006 Form 10-K to raw materials.

Note 5. Segment and Geographical Information

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

Geographic Information

The following table summarizes net revenue by geographic region:

	Three months Ended March 31,
	2007	2006
	(In thousands)
Net revenue:
United States	$12,534	$11,998
Export sales from the United States:
Taiwan	34,271	29,941
Singapore	6,088	3,971
Other	14,371	6,770

Net revenue	$67,264	$52,680

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

The Company derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. The Company believes that over 90% of its net revenue during the first quarter of 2007 and 2006 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets.

Note 6. Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	March 31,	December 31,	Three Months Ended March 31,
Customer	2007	2006	2007	2006
A	35%	40%	33%	40%
B	3%	12%	14%	14%
C	14%	—	11%	8%
D	8%	11%	7%	4%

Note 7. Identified Intangible Assets

Identified intangible assets at March 31, 2007, consist of the following:

	Gross Assets	Accumulated Depreciation	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(18,302)	$5,397
Acquisition-related customer relationships	18,510	(8,633)	9,877
Acquisition-related assembled workforce	1,479	(763)	716
Acquisition-related patents	2,000	(282)	1,718

Total acquisition-related intangible assets	45,688	(27,980)	17,708
Intellectual property assets	1,496	(629)	867

Total identified intangible assets	$47,184	$(28,609)	$18,575

Identified intangible assets at December 31, 2006, consist of the following:

	Gross Assets	Accumulated Depreciation	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(17,697)	$6,002
Acquisition-related customer relationships	18,510	(8,254)	10,256
Acquisition-related assembled workforce	1,479	(703)	776
Acquisition-related patents	2,000	(243)	1,757

Total acquisition-related intangible assets	45,688	(26,897)	18,791
Intellectual property assets	1,388	(499)	889

Total identified intangible assets	$47,076	$(27,396)	$19,680

Amortization expense of acquisition-related intangible assets was $1.1 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. Amortization of intellectual property assets was $0.1 million for both the three months ended March 31, 2007 and 2006, and was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at March 31, 2007 is as follows:

Fiscal Year:
(In thousands)
2007 (remaining 9 months)	$3,439
2008	4,434
2009	2,959
2010	1,333
2011	1,127
Thereafter	5,283

Total	$18,575

Note 8. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors, as well as the deferred margin related to certain inventories sold to certain customers who are not distributors are as follows:

	March 31, 2007	December 31, 2006
	(In thousands)
Deferred distributor revenue	$3,050	$2,019
Less: inventory held at distributors	(1,169)	(763)

Deferred margin on shipments to distributors	$1,881	$1,256

Note 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three months Ended March 31,
	2006	2006
	(In thousands)
Net income (loss)	$2,804	$(10,965)
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	29	13
Change in cumulative translation adjustments	—	—

Total comprehensive income (loss)	$2,833	$(10,952)

Note 10. Long-Term Obligations

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (8.25% of March 31, 2007). The line of credit is available through February 2009. There were no borrowings under the line of credit as of March 31, 2007 or December 31, 2006. There were no letters of credit collateralized by the line of credit as of March 31, 2007 or December 31, 2006.

Note 11. Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, may be considered related parties. The Company entered into an agreement with Skyworks Solutions, Inc. to manufacture some of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. SiRF purchases from Skyworks were insignificant in the three months ended March 31, 2007 and zero in the three months ended March 31, 2006. SiRF did not have any trade payables or non-cancellable purchase orders to Skyworks as of March 31, 2007 or March 31, 2006.

As discussed above in Note 2, Acquisitions, during the first quarter of 2006, SiRF acquired TrueSpan, a development-stage company specializing in systems communication. One of SiRF’s board members, Diosdado P. Banatao, is a founder of Tallwood Venture Capital, or Tallwood, a venture capital firm focusing on semiconductors and semiconductor related technologies. Tallwood was an investor in TrueSpan and owned 4.0 million shares of preferred stock at the time of acquisition. Diosdado P. Banatao recused himself from the Company’s decision to acquire TrueSpan. There was no preferential treatment given to Tallwood as part of this acquisition, the preferred stock owned by Tallwood was purchased at the same payout rate as other holders of preferred stock.

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

On December 15, 2006, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code.

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the United States International Trade Commission, or ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by and/or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596.

Finally, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted ITC Investigation No. 337-TA-602.

The outcome of any litigation, including the lawsuits between the Company and Global Locate, is uncertain and either favorable or unfavorable outcomes could have a material impact. The Company intends to defend the lawsuits vigorously and enforce the use of its intellectual property only to those authorized to do so.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our expectations on competition and competitive pricing, timing of our product development, our expectations regarding our dependency on and the amount of net revenue anticipated from future sales of SiRFstarIII-LT, GSCi-5000 and other new products, qualification of new foundries, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers outside of that region, the expected growth of the location-based services, portable navigation devices and wireless markets and their impact on our business, our dependency on establishing and maintaining relationships with established providers and industry leaders, increases in research and development costs, sales and marketing expenses and general and administrative expenses and stock-based compensation charges, adjustments for our tax liability, enhancing our efficiencies in logistic management, our belief that we have leading edge technology, our ability to meet market demand for low power and small size Global Positioning Systems functionality products, impact from changes in interest rates and foreign currency rates, our profitability, our critical accounting policies and impact of recent accounting pronouncements, our anticipated growth, our gross margins, our expenses, our revenues and sources of revenues, our anticipated cash needs, our need for additional debt financing, our estimates regarding our capital requirements, our needs for additional financing, price reductions, our dependency on relationships with and concentration of our customers, costs of being a public company, the impact of changes to financial accounting standards, our disclosure controls and procedures, future acquisitions or investments, our competitive position, our legal proceedings and our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII-LT™, SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, Multimode Location Engine™, SiRFSoftGPS™, SiRFDiRect™ LocativeMedia™, SiRFDashDR™, SiRFDemo™, SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

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

Overview

We are a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, portable navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of March 31, 2007, we had 201 patents granted worldwide with 156 patents granted in the United States and 45 patents granted in foreign countries, with expiration dates ranging from 2010 to 2025.

We market and sell our products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, of three target platforms: wireless handheld devices, such as mobile phones; automotive electronics systems, including in-car navigation systems, portable navigation systems and telematics systems; and consumer and compute devices, including ultra mobile computers, personal digital assistants, notebook computers, recreational GPS handhelds, mobile gaming machines, digital cameras and watches. As we supply products that support multiple applications within these three target platforms, we do not have the ability to discretely track separate financial information for each of these three target platforms. Additionally, we market and sell our products to value-added manufacturers, or VAMs, which typically provide GPS modules or sub-systems to the OEMs, and through intellectual property partners, which integrate our core technology into their products. Intellectual property partners are typically large semiconductor companies.

As usage of GPS technology for high volume applications is still in the early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. We continue to see the growth of the portable navigation systems as a major driver in our growth and is expected to continue to be in 2007. Location-based services, or LBS, are offered by some wireless network operators as a way to send information to cell-phone subscribers based on their current location. While the LBS market for wireless operators is in its early stages, we expect it to become a growth driver for our business starting the first half of 2007 and continue to be into the future. Our long term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant effort on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

On March 14, 2006, we acquired TrueSpan Incorporated, or TrueSpan, a privately held Delaware corporation, formed in August 2004 and located in Long Beach, California and in Bangalore, India. The acquisition of TrueSpan, a development-stage technology company with significant communications systems expertise, has added to our systems expertise as we expand our offerings to include complex multifunction and location technology platform solutions. As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. In addition, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products. We concluded the TrueSpan acquisition did not meet the criteria to be accounted for as an acquisition of a “business” under the requirements of Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” as TrueSpan did not possess the ability to generate outputs (as defined by SFAS No. 141) in order to continue normal operations and generate a revenue stream by providing its products to customers. In the first quarter of 2006, we recognized $13.3 million of charges for acquired in-process research and development, or IPR&D, which related to projects that had not yet reached technological feasibility at the time of acquisition. With respect to the in-process development projects associated with the TrueSpan acquisition, we are not currently aware of any material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of its original estimates.

In 2006, we announced the following new products: SiRFInstantFix, our unique premium software offering that minimizes the start-up wait time for GPS systems; SiRFstarIII-LT family, our most power-efficient and the smallest version of our flagship SiRFstarIII architecture ideal for a wide range of GPS enabled consumer mobile devices; and GSCi-5000, our extremely small multimode A-GPS chip, based on a new architecture related to the Motorola product family acquisition, which is optimized to address the space and cost constraints of cellular handsets. The GSCi-5000 product line reached pre-production qualification and was substantially complete as of the end of 2006. We expect significant revenue contribution from this product line in the second half of 2007. As of the end of 2006, the SiRFstarIII-LT family products were production qualified and we expect these products to contribute meaningful revenue in 2007. We have also introduced our GSC3/LP, a lower power version of our GSC3 product line, which moved into high volume production in the fourth quarter of 2006. Strong interest and design win activity for these products are important for our revenue growth in 2007 and beyond.

During the first quarter of 2007, as compared to the corresponding prior year period we observed steady growth in the overall market for GPS-enabled devices across all our target platforms with the portable navigation devices again being the biggest contributor to our revenue mix. The portable navigation device market continues to show momentum with existing suppliers broadening their product lines and many new suppliers entering the market. We continue to build on our market leadership position and have expanded our customer base by winning many of these new designs at existing customers, as well as with new customers. We believe that our position in the wireless market was significantly strengthened through the launch of new products and alliances formed during the first quarter of 2007. The mobile phone market also showed steady progress with many of our handset customers designing products based on our SiRFstarIII-LP and SiRFstarIII-LT architecture and GSCi-5000 chips, with some of these handset customers entering inter-operability tests with major operators. During the first quarter of 2007, we announced the SiRFstarIII GSD3t, which is our first 90 nm RFCMOS single die SiRFstarIII product. The SiRFstarIII GSD3t brings the SiRFstarIII class GPS performance to price-conscious and space-constrained mobile devices, such as cell phones. Our design pipeline in the wireless space includes multiple platforms at tier one handset customers, as well as designs at leaders in the smartphone market and at many original design manufacturers.

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

Futhermore, our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on faster design cycle time and lower product cost structure. In the first quarter of 2006, we acquired one development stage company, which has complemented our existing engineering group and expanded our product offerings. However, many of these new product offerings are quite complex and we may not be successful in implementing these in a timely manner. We also continue to enhance our efficiencies in logistics management and work with our semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain our overall cost structure.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the first quarter of 2007, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 58% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

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

Inventory. We record a reserve for inventories that have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve numerous estimates, such as customer product demand projections based on the our historical experience, timing of new product introductions, timing of customer transitions to new products and sell-through of products predicated at different average selling prices. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which would negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Stock-Based Compensation. We measure stock-based compensation expense at the grant date, based on the fair value of the underlying equity award and the associated expense is recognized over the requisite service period. The fair value of our employee stock options and our Purchase Plan rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, as disclosed in Note 3 of the “Notes to Condensed Consolidated Financial Statements” in Item 1, including the price volatility of the underlying stock and the option’s expected term. Our options are considered “plain vanilla” as defined by SAB No. 107. We have elected to use the simplified method as prescribed by the SEC’s SAB No. 107, to estimate the option’s expected term as we have limited historical exercise data or alternative information to estimate a reasonable expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The simplified method as provided by SAB No. 107 is only allowed for the transition period through December 31, 2007. During the transition period, we will evaluate our expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We utilize our own historical volatility in valuing our stock option grants and purchase rights under the Purchase Plan. We also evaluate the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption based upon our historical stock price volatility. During the first quarter of 2007, the average volatility used to value our employee stock options was 56%. There were no new purchase rights valued during the first quarter of 2007 under our Purchase Plan. Actual volatility, our options’ expected lives, and interest rates may be different from our assumptions, which would result in an actual value of the options being different than estimated. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date.

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

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset.

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During the first quarter of 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for United States federal and state provisions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We evaluate our uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. We only recognize tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. We measure these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. We exercise significant judgment in estimating the final resolution of our tax positions with a taxing authority. We believe we have adequately provided for any reasonably foreseeable adjustments to our tax liability. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary in accordance with FIN No. 48. Refer to Note 1 of the “Notes to Condensed Consolidated Financial Statements” in Item 1 for additional information on the impact of adopting FIN No. 48 during the first quarter of 2007.

Adoption of Recent Accounting Pronouncements

During the first quarter of 2007, we adopted EITF No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” and FIN No. 48. Refer to Note 1 of the “Notes to Condensed Consolidated Financial Statements” in Item 1 for additional information on the impact of adopting these new accounting pronouncements.

Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB, issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We are currently assessing SFAS No. 157 and have not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on our financial position, results of operations and fair value disclosures.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing SFAS No. 159 and have not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on our financial position, results of operations and fair value disclosures.

Results of Operations

Revenue

The following table sets forth our revenue for the first quarter of 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	(In thousands)
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Product revenue	$65,798	98%	$50,163	95%
License royalty revenue	1,466	2%	2,517	5%

Net revenue	$67,264		$52,680

Increase, period over period	14,584

Percentage increase, period over period	28%

Net revenue increased 28% in the first quarter of 2007 as compared to the corresponding prior year period due primarily to an increase in product revenue. This increase in product revenue resulted primarily from a 64% increase in unit shipments of chip sets, which was due primarily to increased sales of our product lines based on our SiRFstarIII architecture. This increase in unit shipments of chip sets was partially offset by a 20% decline in average selling prices in the first quarter of 2007, as compared to the corresponding prior year period. The decline in average selling prices was primarily due to increased sales of wireless products, which have lower average selling prices and overall competitive pricing pressures on other products. Declining average selling prices over time are expected and will likely continue to occur on sales of our SiRFstarIII product line. Increased sales volumes in the first quarter of 2007 were driven by continued growth in the wireless market, automotive markets, especially portable navigation systems and consumer and compute devices.

License royalty revenue as a percentage of total net revenue declined as compared to the prior year period and this trend is expected to continue. License royalty revenue decreased in the first quarter of 2007, as compared to the corresponding prior year period, due to a decline in our premium software royalty revenue and license royalty revenue from various customers associated with a decline in unit volumes.

Net revenue on international sales was approximately 81% and 77% of net revenue in the first quarter of 2007 and 2006, respectively. Net revenue on international sales to the Asia/Pacific region accounted for approximately 74% and 69% of net revenue in the first quarter of 2007 and 2006, respectively. International sales increased as a percentage of total net revenue in the first quarter of 2007, as compared to the corresponding prior year period, due to larger international sales to the Asia/Pacific region associated with increased customers and volume mix. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAM and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cost of revenue	$30,520	$23,625

Percentage of net revenue	45%	45%

Increase, period over period	$6,895

Percentage increase, period over period	29%

Cost of revenue increased in the first quarter of 2007, as compared to the corresponding prior year periods, due primarily to an increase in the volume of chip sets shipped and recognized as product revenue, partially offset by declines in per-unit materials cost and higher sales of wireless products, which have a lower per-unit materials cost. Cost of product revenue includes stock compensation expense of $0.2 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Gross margin	$36,744	$29,055

Percentage of net revenue	55%	55%

Increase, period over period	$7,689

Percentage increase, period over period	26%

Product-only gross margin as a percentage of product revenue for the periods reported was as follows:

	Three Months Ended March 31,
	2007	2006
Product gross margin percentage	54%	53%

Gross margin as a percentage of net revenue remained flat in the first quarter of 2007, as compared to the corresponding prior year period. The impact on gross margin as a percentage of net revenue associated with license royalty revenue becoming a smaller percentage of total net revenue was offset by an increase in product gross margin as a percentage of net revenue in 2007, as compared to the corresponding prior year period. The increase in product gross margin as a percentage of net revenue in the first quarter of 2007, as compared to the corresponding prior year period, was due primarily to a decline in product costs and a change in product mix with lower per-unit materials cost, partially offset by lower average selling prices.

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

Operating Expenses

Our results of operations for the first quarter of 2007 and 2006 include non-cash expenses related to the estimated fair value of all our employee stock-based compensation awards. The following table provides the amounts we recorded within operating expenses for employee stock compensation expense during the first quarter of 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating expenses include the following stock compensation expense:
Research and development	$4,363	$3,310
Sales and marketing	$1,004	$658
General and administrative	$1,735	$684

As of March 31, 2007, we had approximately $31.1 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. As of March 31, 2007, there was also $15.4 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.5 years. In addition, we also had $2.3 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods and $1.0 million of unrecognized compensation cost related to the performance share award agreement with our Chief Executive Officer, which is expected to be recognized over a weighted average period of 1.75 years.

Research and Development

Research and development expense consists primarily of salaries, bonuses, benefits and stock compensation expense for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $0.4 million and $0.2 million in the first quarter of 2007 and 2006. Research and development expenses for the periods reported were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Research and development	$21,167	$17,025

	Three Months Ended March 31,
	2007	2006
Percentage of net revenue	31%	32%

Increase, period over period	$4,142

Percentage increase, period over period	24%

Research and development expense increased in the first quarter of 2007, as compared to 2006, primarily due to a 12% increase in headcount, which resulted in increases in headcount related expenses of approximately $1.4 million. The increase in research and development expense during the first quarter of 2007 is further attributable to a net increase in stock compensation expense of approximately $1.1 million, which is primarily associated with the expenses recognized for TrueSpan related stock compensation awards, as compared to the amounts recorded in 2006. The increase in headcount is primarily attributable to the overall growth of our business. In conjunction with the acquisitions during 2005 and 2006, approximately $0.4 million of acquisition-related contingent payments were also recorded as compensation expense in the first quarter of 2007, with no similar expense in 2006. Additionally, increased costs associated with physical implementation of chip designs, as well as increased depreciation and amortization of engineering equipment and licensed technology attributed to the overall increase in research and development expense. We expect our research and development costs to increase in absolute dollars as we continue to develop new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Sales and marketing	$6,127	$4,449

Percentage of net revenue	9%	8%

Increase, period over period	$1,678

Percentage increase, period over period	38%

The increase in sales and marketing expense in the first quarter of 2007, as compared to the corresponding prior year period, was due primarily to an increase in compensation related expenses of approximately $0.7 million. The increase in sales and marketing expense during the first quarter of 2007 is further attributable to the net increase in stock-based compensation expense of approximately $0.3 million. Additionally, increased costs associated with sales and marketing activities, such as trade shows, travel and entertainment and outside services attributed to the overall increase in sales and marketing expense. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
General and administrative	$6,485	$3,767

Percentage of net revenue	10%	7%

Increase, period over period	$2,718

Percentage increase, period over period	72%

The increase in general and administrative expense in the first quarter of 2007, as compared to the corresponding prior year period, was due primarily to increases in headcount related expenses and increased costs for legal, accounting and professional consulting services of approximately $1.6 million. The increase in general and administrative expense during the first quarter of 2007 is further attributable to the net increase in stock compensation expense of approximately $1.1 million. The increase in general and administrative expense is primarily associated with the growth of our business, as well as our recent acquisitions. We expect general and administrative expense, including legal expenses associated with ongoing and future litigation matters, to increase in absolute dollars as we hire additional personnel and incur costs related to the anticipated growth of our business, our operation as a public company and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangible Assets

Acquired identified intangible assets other than goodwill consist of acquired developed technology, core technology, customer list, assembled workforce, patents and customer relationships. These acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from two to 13 years. Amortization of acquisition-related intangibles for the periods reported was as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Amortization of acquisition-related intangible assets	$1,083	$1,323

Percentage of net revenue	2%	3%

Decrease, period over period	$(240)

Percentage decrease, period over period	(18)%

Amortization of acquisition-related intangible assets decreased slightly in the first quarter of 2007, as compared to the corresponding prior year period due primarily to lower amortization of $0.3 million associated with the full amortization of a prior acquisition related intangible during the third quarter of 2006, partially offset by increased intangible asset amortization of $0.1 million associated with the TrueSpan acquisition late in the first quarter of 2006.

Acquired in-Process Research and Development

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Acquired in-process research and development	—	$13,251

Percentage of net revenue	—	25%

Decrease, period over period	$(13,251)

Percentage decrease, period over period	(100)%

In connection with the acquisition of TrueSpan during the first quarter of 2006 we allocated approximately $13.3 million of the purchase price to acquired IPR&D. The amount allocated to the acquired IPR&D was immediately expensed in the periods the acquisitions were completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. We considered the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its DVB and RF chips. The design for the chips was believed to be near completion, but significant risks and uncertainties in the design still existed and diagnosis of verification errors required debugging. Both of these chips were expected to be released in late 2007 at the time of the acquisition. TrueSpan was also working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in late 2006 at the time of the acquisition. As of March 31, 2007, the DVB chip has taped out and our development plans for the DVB software is now expected in late 2007, as it will be integrated with the DVB chip. Over the next year the system and software integration and the system validation are the key activities prior to completion. There has been no material variations associated with the TrueSpan chip development projects.

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

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was $2.0 million and $1.3 million in the first quarter of 2007 and 2006, respectively. The increase in other income, net, in the first quarter of 2007, as compared to the corresponding prior year period, is primarily attributable to the increased interest rates earned on our cash equivalents, short- and long-term investments, which was partially offset by a final employee arbitration award against us that was also recorded during the first quarter of 2007.

Provision for Income Taxes

Provision for income taxes was $1.0 million and $1.5 million in the first quarter of 2007 and 2006, respectively. Our estimated effective tax rate was 27% and (16%) in the first quarter of 2007 and 2006, respectively. The provision for income taxes in the first quarter of 2007 differs from the amount computed by applying the statutory federal rate principally due to excess tax benefits associated with disqualified dispositions of incentive stock options and our employee stock purchase plan and their effect on the research and development tax credit. The provision for income taxes in the first quarter of 2006 differs from the amount computed by applying the statutory federal rate principally due to nondeductible acquired in-process research and development expense incurred as part of the TrueSpan acquisition. As the federal research and development tax credit expired on December 31, 2005, we did not factor this credit into our effective rate calculations for the first quarter of 2006. Due to reinstatement of the credit during the fourth quarter of 2006, we have included the benefit for the first quarter of 2007.

Liquidity and Capital Resources

Financial Condition

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net cash used in operating activities	$(7,487)	$(9,903)
Net cash used in investing activities	(5,653)	(16,948)
Net cash provided by financing activities	7,527	16,651

Net decrease in cash and cash equivalents	$(5,613)	$(10,200)

Cash Flows

We have been profitable since 2003, with the exception of the first quarter of 2006, which was due to the one-time charge of $13.3 million for the acquired in-process research and development associated with the TrueSpan acquisition. As of March 31, 2007, we had $187 million in cash, cash equivalents, and marketable securities and $219 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $170 million and $185 million in working capital as of December 31, 2006. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating our own manufacturing facility.

Operating Activities. Net cash used in operating activities was $7.5 million in the first quarter of 2007, which resulted primarily from net changes in assets and liabilities of $17.4 million mainly due to an increase in accounts receivable of $8.2 million, a decrease in accounts payable of $6.0 million and a decrease in rebates payable of $2.6 million. Net cash used in operating activities was partially offset by non-cash reconciling items of approximately $7.2 million and net income of $2.8 million. Non-cash reconciling items were comprised of stock-based compensation expense, depreciation, amortization, changes in deferred tax assets and gross excess tax benefits from stock-based compensation.

Net cash used in operating activities was $9.9 million in the first quarter of 2006, which resulted primarily from changes in assets and liabilities of $10.1 million mainly due to an increase in accounts receivable of $10.9 million.

Investing Activities. Net cash used in investing activities was $5.7 million in the first quarter of 2007 and primarily resulted from the net expenditures from purchases of available-for-sale investments of $3.4 million and to a lesser extent capital expenditures of $2.1 million and purchases of intellectual property assets of $0.1 million.

Net cash used in investing activities was $16.9 million in the first quarter of 2006, which was primarily due to the acquisition of TrueSpan during the first quarter of 2006 that represented approximately $16.8 million, net of cash acquired. The cash paid in connection with the TrueSpan acquisition during the first quarter of 2006 excludes approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over the related two-year service period. See Note 2 of “Notes to Condensed Consolidated Financial Statements” in Item 1 for further information. To a lesser extent, capital expenditures of $0.7 million and the net proceeds from maturities and sales of available-for-sale investments of $0.7 million impacted net cash used in investing activities.

Financing Activities. Net cash provided by financing activities was approximately $7.5 million in the first quarter of 2007, which was primarily due to the proceeds from stock option exercises of approximately $4.0 million and an increase in net financing cash flows of approximately $3.6 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

Net cash provided by financing activities was approximately $16.7 million in the first quarter of 2006, which was primarily due to an increase in net financing cash flows of approximately $11.1 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R and the proceeds from stock option exercises of approximately $5.6 million.

In February 2007, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (8.25% as of March 31, 2007). The line of credit was amended to extend the maturity date through February 2009. We had no borrowings under the line of credit as of March 31, 2007 or December 31, 2006. As of March 31, 2007, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. We believe that our existing cash, investments, amounts available under our bank line of credit, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing, which could result in more dilution to our stockholders.

Contractual Obligations

As of March 31, 2007, our contractual obligations are materially consistent with our commitments disclosed as of December 31, 2006, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in conjunction with the adoption of FIN No. 48. With the exception of our FIN No. 48 obligations, our contractual obligations primarily consist of amounts payable under equipment loans, capital and operating leases. As of March 31, 2007, our total amount of unrecognized tax benefits was $6.2 million and is considered a long-term obligation. We have recognized a net amount of $1.2 million in ‘long-term deferred and other tax liabilities’ for unrecognized tax benefits in our Condensed Consolidated Balance Sheets. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2007, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. During the quarter ended March 31, 2007, we were party to the following material legal proceeding:

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the United States International Trade Commission, or ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596.

Finally, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted ITC Investigation No. 337-TA-602. The Company intends to defend the lawsuits vigorously and enforce the use of its intellectual property only to those authorized to do so.

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

The market for our products is highly competitive and rapidly evolving. We are seeing increased competition throughout the market for location technology products. This increased competition will likely result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies, as well as our customers’ in-house design efforts. For chip sets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments, MediaTek, Global Locate, Atmel, Centrality, u-blox, u-Nav and Trimble. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. With this increase in demand of GPS-based products, some products may be manufactured with lower quality GPS semiconductors, which may cause further price reductions in the market.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do and many of our private competitors raised additional financing in 2006. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. For example, we recently announced that our SiRFstarIII architecture will provide GPS-based location awareness for products based on the Intel Ultra Mobile Platform; however, this relationship is not exclusive. Our failure to establish and maintain these relationships, or any interference with these relationships by our competitors, will harm our ability to penetrate emerging markets.

We are entering into new markets that are highly competitive with well established competitors.

As a result of some of our recent acquisitions, we are entering into more complex market areas and we may need to invest a significant amount of resources to compete successfully. These new market areas are highly competitive and have put increased pricing pressures on our products. For example, in both the Bluetooth and mobile TV space there is a range of well established semiconductor companies, including CSR, Broadcom, Texas Instruments, STMicroelectronics, Mediatek and Marvell in the Bluetooth space, Texas Instruments in the mobile TV space and Qualcomm in the mobile TV space and wireless space, as well as start-ups that have established a market presence. As a new entrant into these markets, we believe that our success depends on our ability to establish relationships with leading customers and, with regard to the mobile TV space and wireless space, with operators and infrastructure providers as well. Our failure to do so could harm our ability to successfully compete in these new markets and could adversely affect our operating results.

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer and our net revenue may decline.

Our ability to develop and deliver new products successfully will depend on various factors, including our ability to:

•	accurately predict market requirements and evolving industry standards for the high-volume GPS-based applications industry;

•	anticipate changes in technology standards, such as mobile TV and other wireless technologies;

•	develop and introduce new products that meet market needs in a timely manner; and

•	attract and retain engineering and marketing personnel.

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer, the variability of our revenue may increase and our net revenue, earnings and stock price may decline. For example, in 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures and in 2006 we launched the following new products: SiRFstarIII-LT, GSCi5000, and SiRFInstantFix. During the first quarter of 2007, we also introduced the SiRFstarIII GSD3t. While some of the product lines based on our SiRFstarIII architecture are now in high-volume production, others are still in prototype or sampling stages. If these or other products we introduce do not achieve market acceptance in a timely manner, our business could suffer.

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

Our operating results will depend significantly on sales of our products in the wireless market.

We expect to derive a significant portion of future revenue from sales of our products within the wireless market. Our success will depend on the growth of this emerging market. If the wireless market does not achieve the growth we expect, the growth and success of our business could be limited. In addition, if we do not timely deliver new wireless-based products or if these products do not achieve market acceptance our net revenue and operating results may not increase as anticipated or may decline.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in 2006, we acquired TrueSpan, a development-stage technology company with significant communications systems expertise. We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any future acquisitions and investments would have several risks, including:

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the first quarter 2007, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 58% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

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

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products. In the first quarter 2007, two of our distributors accounted for approximately 33% and 14% of our net revenues, respectively. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

We believe that over 90% of our net revenue during the first quarter of 2007 and 2006 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our revenue to decline.

We derived approximately 81% and 77% of our net revenue on international sales in the first quarter of 2007 and 2006, respectively. International sales to the Asia/Pacific region accounted for approximately 74% and 69% of our net revenue in the first quarter of 2007 and 2006, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations.

A significant amount of our business is international and our products are sold into markets that are very price sensitive. Tariffs and trade restrictions that favor local competition in some countries on our products could significantly impact our business. Any increase in tariffs changes on GPS products, in countries where we do business, could negatively impact our business. Additional risks we face in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	development of regional standards and infrastructure that could reduce the demand for our products, such as the emergence of a new satellite navigation system and a new mobile TV standard in China;

•	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•	international terrorism, particularly in emerging markets;

•	laws and business practices favoring local companies;

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

•

changes in the relative volume of sales of our chip sets, our premium software offerings and our IP cores or other products, which have significantly different average selling prices and gross margins;

•	unpredictable volume and timing of customer orders;

•	unpredictable or launch delays of location-based services by operators impacting demand from our customers;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in our customers’ products;

•	the timing of new product announcements or introductions by us or by our competitors;

•	the introduction or delay in launch of our customers’ products using our technology or customers’ no longer using our technology;

•	seasonality in our various target markets;

•	product obsolescence and our ability to manage product transitions;

•	decreases in the average selling prices of our products; and

•	fluctuations and estimations inherent in predicting our effective income tax rates.

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

We have a lengthy sales process in some of our target markets and our sales cycles typically range from nine months to two years, depending on the market. We typically need to obtain a design win, where our product is incorporated into a customer’s initial product design. In some cases, due to the rapid growth of new GPS applications and products and our prospective customers’ inexperience with GPS technology, this process can be time-consuming and requires substantial investment of our time and resources. After we have developed and delivered a product to a customer, our customer often tests and evaluates our product before designing its own product to incorporate our technology. Our customers may need three to nine months or longer to test and evaluate our technology and an additional 12 months or more to begin volume production of products that incorporate our technology. In addition, for the wireless market there is significant interoperability testing that needs to be done with the operators’ infrastructure before incorporating our technology into any product. Because of this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in committing capacity until the time that we generate revenue from these products. Also, a design win may never result in volume shipments. It is possible that we may not generate sufficient, if any, revenue from these products to offset the cost of selling and completing the design work.

Part of our business uses a royalty-based business model, which has inherent risks.

Although a substantial majority of our net revenue is derived from sales of our chip sets, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. In the first quarter of 2007, three of our licensees accounted for approximately 42%, 23% and 17% of our license royalty revenue, respectively. If a significant licensee terminated its relationship with us, demands price reductions, decided to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenues, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

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

We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, or AICPA, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” in 2006 had a material impact to our financial statements. Under SFAS No. 123R, we are required to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grants and other equity incentives that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, this accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 3 of the “Notes to Consolidated Financial Statements” in Item 1 for a discussion of the impact on our financial results. In connection with our equity compensation program, we have reviewed certain stock option grants and our related procedures. Also in 2006, the FASB issued Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Under FIN No. 48 we are required to follow a two-step approach for evaluating uncertain tax positions, which may have an impact on our financial position and results of operations in the future. Although we do not believe there are any matters that could have a material effect on our financial statements, the SEC or other government agency may inquire as to our granting of equity compensation or disagree with our findings.

We have been profitable since the third quarter of 2003, but may not sustain or increase profitability in the future.

We have been profitable since the third quarter of 2003, with the exception of the first quarter of 2006, which was due to the one-time charge of $13.3 million for the acquired in-process research and development associated with the TrueSpan acquisition, but may not sustain or increase profitability in the future. As of March 31, 2007, we had an accumulated deficit of approximately $26.2 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with our recent acquisitions and any future acquisitions. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven and our revenue may not continue to increase at historical rates.

If we are unable to fund the development of new products to keep pace with rapid technological change, we will be unable to expand our business and maintain our market position.

The market for high-volume consumer and commercial GPS-based applications and other technologies that we are developing is characterized by rapidly changing technology, such as low power or smaller form factors. This requires us to continuously develop new products and enhancements for existing products to keep pace with evolving industry standards and rapidly changing customer requirements. For example, many of our customers are looking for very highly integrated products with multiple functions and multiple radio technologies. We may not have the financial resources necessary to fund future innovations. If we are unable to successfully define, develop and introduce competitive new products and enhance existing products, we may not be able to compete successfully in our markets.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of March 31, 2007, we had 201 patents granted worldwide. Of this total we have 156 granted patents in the United States and 45 patents granted in foreign countries, with expiration dates ranging from 2010 to 2025. We also have 133 pending patent applications in the United States and 176 pending foreign patent applications. Our patent applications may not provide protection of all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

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

Litigation may be necessary to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. For example, in December 2006, or subsidiary, SiRF Technology, Inc. filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California and on February 8, 2007, we filed a complaint with the ITC requesting an investigation under the Tariff Act of 1930.

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

We purchase certain critical components, such as NOR flash memory technology, from a single supplier. The loss of this supplier, disruption of the supply chain, or delays or changes in the design cycle time could result in delays in the manufacture and shipment of products, additional expense associated with obtaining a new supplier, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm our results of operations.

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

The loss of any of our primary third-party subcontractors that assemble and test all of our current products could disrupt our shipments, harm our customer relationships and reduce our sales.

We rely on a limited number of primary third-party subcontractors to assemble and test all of our current chip sets either for our foundries or directly for us. As a result, we do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. If any of these subcontractors experiences capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or if there is any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. We typically do not have long-term agreements with any of these subcontractors. We typically procure services from these suppliers on a per-order basis. Because of the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our semiconductor products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our reputation and result in a loss of customers.

We use a third party to warehouse and ship a significant portion of our products and any failure to adequately store and protect our products or to deliver our products in a timely manner could harm our business.

We use a third party, JSI Shipping, with locations worldwide. We use JSI Singapore for a significant portion of our product warehousing and shipping. As a result, we rely on this third party to adequately protect and ensure the timely delivery of our products. Our warehoused products are insured under a general insurance policy, including the portion of products warehoused by JSI, which may not always sufficiently cover the entire value of inventory held by JSI at any given time. If our products are not delivered in a timely manner or are not sufficiently protected prior to delivery, our business could suffer.

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

On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Period	Total Number of Shares (or Units) Withheld	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2007	297	$29.36	None	N/A
February 28, 2007	148	$28.59	None	N/A
March 30, 2007	147	$27.76	None	N/A

On the following dates we withheld the following shares of common stock pursuant to the vesting of outstanding restricted stock units to cover the withholding taxes for such shares of common stock:

Date of Vesting	Shares of Common Stock Issued	Shares of Common Stock Withheld	Fair Market Value on Date of Vesting
January 18, 2007	1,724	1,276	$24.89
February 8, 2007	1,665	1,148	$30.86
March 14, 2007	18,443	10,074	$27.47

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Geoffrey Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

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

SiRF Technology Holdings, Inc

Date: May 8, 2007	By:	/S/ MICHAEL L. CANNING
Michael L. Canning
President and Chief Executive Officer
(Duly authorized officer)

Date: May 8, 2007		/S/ GEOFFREY RIBAR
Geoffrey Ribar
Senior Vice President Finance and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)

31.2	Certification of Geoffrey Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)

32.1	Section 1350 Certification(1)

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