Form 10-Q
period 2007-06-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2007-08-07
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(408) 467-0410

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

53,410,775 shares of the Registrant’s common stock were outstanding as of July 31, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007 (2)	December 31, 2006 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$134,005	$133,817
Marketable securities	76,987	36,391
Accounts receivable, net of allowance for doubtful accounts of $205 and $321 as of June 30, 2007 and December 31, 2006, respectively	30,514	18,375
Inventories	18,583	16,472
Current deferred tax assets	11,337	11,743
Prepaid expenses and other current assets	5,761	6,912

Total current assets	277,187	223,710
Long-term investments	2,012	26,412
Property and equipment, net	9,871	8,469
Goodwill	57,814	55,967
Identified intangible assets, net	17,474	19,680
Long-term deferred tax assets	38,043	31,620
Other assets	832	805

Total assets	$403,233	$366,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,043	$15,883
Accrued payroll and related benefits	9,621	10,508
Other accrued liabilities	5,701	4,127
Deferred margin on shipments to distributors	4,607	1,256
Deferred revenue	372	574
Advance contract billings	162	478
Rebates payable to customers	3,415	5,334
Current portion of long-term obligations	115	189

Total current liabilities	39,036	38,349
Long-term deferred tax liabilities	462	462
Long-term income taxes payable	1,551	—
Long-term obligations	1,399	509

Total liabilities	42,448	39,320
Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	384,968	355,690
Accumulated other comprehensive loss	(142)	(142)
Accumulated deficit	(24,046)	(28,210)

Total stockholders’ equity	360,785	327,343

Total liabilities and stockholders’ equity	$403,233	$366,663

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited Consolidated Financial Statements for the year ended December 31, 2006.
(2)

On January 1, 2007, the Company adopted EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, and FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The impact of changes in ‘accrued payroll and related benefits,’ ‘long term deferred and other tax liabilities,’ and ‘long-term obligations’ resulting from adoption of these new accounting pronouncements was recorded as cumulative effect adjustments to the opening balance of accumulated deficit in the June 30, 2007 Condensed Consolidated Balance Sheet. For additional information on the adoption of these new accounting pronouncements see Note 1.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$68,966	$54,386	$134,764	$104,549
License royalty revenue	1,635	2,784	3,101	5,301

Net revenue	70,601	57,170	137,865	109,850

Cost of revenue:
Cost of product revenue (includes stock compensation expense of $313 and $195 for the three months ended June 30, 2007 and 2006, respectively, and $539 and $260 for the six months ended June 30, 2007 and 2006, respectively)	32,055	24,998	62,575	48,623

Gross profit	38,546	32,172	75,290	61,227
Operating expenses:
Research and development (includes stock compensation expense of $4,940 and $4,528 for the three months ended June 30, 2007 and 2006, respectively, and $9,303 and $7,838 for the six months ended June 30, 2007 and 2006, respectively)	22,838	19,376	44,005	36,401
Sales and marketing (includes stock compensation expense of $1,613 and $965 for the three months ended June 30, 2007 and 2006, respectively, and $2,617 and $1,623 for the six months ended June 30, 2007 and 2006, respectively)	6,373	4,583	12,500	9,032
General and administrative (includes stock compensation expense of $1,944 and $1,194 for the three months ended June 30, 2007 and 2006, respectively, and $3,679 and $1,878 for the six months ended June 30, 2007 and 2006, respectively)	8,416	4,761	14,901	8,528
Amortization of acquisition-related intangible assets	1,040	1,383	2,123	2,706
Acquired in-process research and development expense	—	—	—	13,251

Total operating expenses	38,667	30,103	73,529	69,918

Operating (loss) income	(121)	2,069	1,761	(8,691)
Interest income, net	2,496	1,488	4,907	2,851
Other expense, net	(120)	(124)	(561)	(185)

Other income, net	2,376	1,364	4,346	2,666

Net income (loss) before provision for income taxes	2,255	3,433	6,107	(6,025)
Provision for income taxes	118	1,746	1,166	3,253

Net income (loss)	$2,137	$1,687	$4,941	$(9,278)

Net income (loss) per share:
Basic	$0.04	$0.03	$0.09	$(0.18)

Diluted	$0.04	$0.03	$0.09	$(0.18)

Weighted average number of shares used in per share calculations:
Basic	52,816	51,129	52,497	50,660

Diluted	56,461	56,024	56,391	50,660

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net income (loss)	$4,941	$(9,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock compensation expense	16,268	11,928
Depreciation and amortization	2,395	2,727
Amortization of identified intangible assets	2,396	2,982
In-process research and development	—	13,251
Deferred tax assets, net	(4,415)	(14,384)
Excess tax benefits from employee equity incentive plans	5,262	17,397
Gross excess tax benefits from stock-based compensation	(4,892)	(15,065)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,139)	(13,418)
Inventories	(1,985)	1,577
Prepaid expenses and other current assets	1,151	(1,264)
Other long-term assets	(27)	372
Accounts payable	(840)	1,586
Accrued payroll and related benefits	157	2,736
Other accrued liabilities	1,730	(541)
Deferred margin on shipments to distributors	3,351	(746)
Deferred revenue	(202)	414
Rebates payable to customers	(1,919)	(850)
Advance contracts billings	(316)	(189)
Long term income taxes payable	413	—

Net cash provided by (used in) operating activities	11,329	(765)

Investing activities:
Purchases of available-for-sale investments	(59,122)	(31,390)
Maturities and sales of available-for-sale investments	42,926	12,369
Net cash paid for business acquisitions, net of cash acquired and purchase accounting adjustments	(1,847)	(18,633)
Purchases of property and equipment	(3,780)	(1,270)
Purchases of intellectual property assets	(190)	(712)

Net cash used in investing activities	(22,013)	(39,636)

Financing activities:
Principal payments under capital leases obligations	(91)	(7)
Gross excess tax benefits from stock-based compensation	4,892	15,065
Proceeds from issuance of common stock	6,071	7,198

Net cash provided by financing activities	10,872	22,256

Net increase (decrease) in cash and cash equivalents	188	(18,145)
Cash and cash equivalents at beginning of period	133,817	83,882

Cash and cash equivalents at end of period	$134,005	$65,737

Supplemental disclosures of cash flow information:
Non-cash transactions:
Acquisition-related purchase accounting adjustment	—	$330

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

Certain Significant Risks and Uncertainties

SiRF operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company’s control and could have a material adverse effect on SiRF’s business, operating results, and financial condition. These risks include, but are not limited to, variability and uncertainty of revenues and operating results; the emerging nature of SiRF’s market; its reliance on third parties to manufacture, assemble and distribute its products; customer concentration; technological changes and new product development risks; competition; intellectual property and related risks; management of growth; dependence on key personnel; execution of pending acquisitions and integration efforts of completed acquisitions; investments; international operations and regulatory requirements.

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

Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of June 30, 2007, cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government and its agencies and money market accounts. The Company’s investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Restricted Cash

The Company has approximately $0.5 million deposited in an escrow account, which represents contingent cash payments to designated former Impulsesoft employees for continued employment upon the second anniversary of the acquisition close date. These payments are automatically forfeited if such contingencies are not met. The restricted cash amounts have been classified within “Prepaid expenses and other current assets” in the consolidated balance sheet as of June 30, 2007.

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

Goodwill

SiRF evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2006 and determined there to be no impairment. There were no events or circumstances from that date through June 30, 2007 that would impact this assessment.

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

The Company defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of decreases in the price of the Company’s products. Also, the Company has some distributors who purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances the Company’s accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust gross price to the applicable net price for those sales.

The Company enters into co-branding rebate agreements with certain customers and provides marketing incentives to certain distributors. Payments made under such agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF, No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company generally records rebate reserves for both direct and indirect customers. All rebates that are intended to be settled in cash are separately presented in the consolidated balance sheets as ‘rebates payable to customers.’

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

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net income (loss)	$2,137	$1,687	$4,941	$(9,278)

Denominator:
Weighted average common shares outstanding	53,102	51,452	52,824	51,035
Less: Weighted average common shares outstanding subject to repurchase	(286)	(323)	(327)	(375)

Weighted average shares used in net income (loss) per common share, basic	52,816	51,129	52,497	50,660
Dilutive potential common shares:
Weighted average of repurchasable common stock outstanding	286	323	327	—
Weighted average of common stock options	2,884	4,049	3,126	—
Weighted average of preferred stock warrants	189	263	195	—
Weighted average of restricted stock units	168	104	179	—
Weighted average of employee stock purchase plan shares	118	156	67	—

Total weighted average shares used in net income (loss) per share, diluted	56,461	56,024	56,391	50,660

Net income (loss) per share:
Basic	$0.04	$0.03	$0.09	$(0.18)
Diluted	$0.04	$0.03	$0.09	$(0.18)

The weighted average shares used to compute net loss per share for the six months ended June 30, 2006, is equivalent for purposes of computing the denominator used in basic and diluted net loss per share, as the Company recorded a net loss for the six months ended June 30, 2006.

The following common stock equivalents, which could potentially dilute basic net income (loss) per share in future periods, were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Outstanding common stock options	3,220	1,345	2,110	4,827
Shares of common stock subject to repurchase	—	—	—	375
Warrants	—	—	—	267
Restricted stock units	228	—	170	119
Employee purchase plan rights	—	—	—	96

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In Thousands)
Gross research and development expense	$23,035	$19,474	$44,579	$36,724
Less: recognized engineering services income	(197)	(98)	(574)	(323)

Net research and development expense	$22,838	$19,376	$44,005	$36,401

Accounts Receivable Allowance

SiRF makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. As of June 30, 2007, SiRF’s accounts receivable allowance was $0.2 million. As of June 30, 2007, 39% of SiRF’s receivables were concentrated in one customer. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. SiRF’s warranty accrual is based on historical activity and the related expense was not significant for the periods represented.

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

Adoption of Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

Effective January 1, 2007, SiRF adopted Emerging Issues Task Force, or EITF, Issue No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.” A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF No. 06-02 prescribes that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement accumulates pursuant to SFAS No. 43, “Accounting for Compensated Absences” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. The cumulative effect of adopting EITF No. 06-02 on January 1, 2007 has been recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit, net of tax, on the adoption date. As a result of the implementation of EITF No. 06-02, SiRF recognized an increase of approximately $1.0 million in ‘accrued payroll and related benefits’ and $0.3 million in ‘current deferred tax assets’ and ‘long-term deferred tax assets,’ which resulted in a net increase of $0.7 million in the opening balance of accumulated deficit in the June 30, 2007 Condensed Consolidated Balance Sheet. In prior years, SiRF accrued for the expense related to sabbatical leave when the employee fully vested in the benefit.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, SiRF adopted FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, SiRF recognized an increase of approximately $0.1 million in ‘long-term income taxes payable’ for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in an increase of $0.1 million in accumulated deficit.

Upon adoption of FIN No. 48, the Company’s historical policy of including interest and penalties related to unrecognized tax benefits within the Company’s ‘provision for (benefit from) income taxes,’ remained unchanged. As of June 30, 2007, the Company had $0.3 million accrued for payment of interest and penalties related to unrecognized tax benefits ($0.2 million as of the adoption date of FIN No. 48). The Company recognized $0.1 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes for the three and six months ended June 30, 2007.

The Company’s total amounts of unrecognized tax benefits as of January 1, 2007 (adoption date) was $5.6 million, of which $3.9 million, if recognized, would affect our effective tax rate. As of June 30, 2007, the Company’s total amounts of unrecognized tax benefits was $6.8 million, of which $4.8 million, if recognized, would affect our effective tax rate. Separately, the Company has recognized a net amount of $1.6 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its Condensed Consolidated Balance Sheets.

As of June 30, 2007, the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase over the next twelve months. The Company expects a shift in the geographical mix of its revenue and costs associated with its global operations. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to research and development tax credits and the allocations of revenue and costs amongst the Company’s global operations. The Company estimates the total amounts of unrecognized tax benefits associated with its research and development tax credits and the allocations of revenue and costs amongst the Company’s global operations to increase by approximately $0.6 million over the next three months. At this time the Company is unable to estimate the range of the reasonably possible change in unrecognized tax benefits over the next twelve months associated with the shift in the geographical mix of its revenue and costs related to changes in its global operations. The Company is not aware of any other unrecognized tax benefits that would significantly change in the next twelve months.

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

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. At the time of acquisition, both chips were expected to be released in late 2007. At the time of acquisition for valuation purposes, the DVB technology was expected to have a useful life of 7—10 years. Additionally, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in 2006. At the time of acquisition for valuation purposes, the DVB software technology was assumed to have a useful life of 5 years and TrueSpan was expected to begin benefiting from both projects in 2007. This software development project was still in process as of December 31, 2006 and as of year end the DVB chip had taped out. As of June 30, 2007, the DVB chip is undergoing laboratory tests for functionality and compliance with technological standards and our firmware and software integration testing efforts are continuing. Over the next year the system integration and system validation of a reference design are the key activities prior to completion. There have been no material variations associated with the TrueSpan chip development projects.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of TrueSpan to in-process research and development, or IPR&D, was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon acquisition in accordance with FIN No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” because technological feasibility had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2007. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 40.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of TrueSpan, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows:

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

Businesses

Kisel Microelectronics, AB

On April 28, 2005, SiRF acquired Kisel Microelectronics, AB, a privately held limited liability company, or Kisel, based in Stockholm, Sweden. The aggregate purchase consideration for this transaction was approximately $21.0 million, which includes direct transaction costs. Certain adjustments to the aggregate purchase consideration for Kisel are recorded in the period when the contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. During each of the second quarters of 2007 and 2006, the Company paid approximately $1.8 million in contingent cash payments associated with the Kisel acquisition, which resulted in an increase in goodwill related to this acquisition.

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

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within SEC SAB No. 107. SAB No. 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. As SiRF’s options are considered “plain vanilla” and no awards have been issued with a market condition, SiRF has elected to use this simplified method as it has limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The simplified method as provided within SAB No. 107 is only allowed for the transition period through December 31, 2007. During the transition period, SiRF will evaluate its expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. During the second quarter of 2007, SiRF’s estimated expected term based upon the simplified method provided by SAB No. 107 was approximately 4.29 years, as compared to approximately 4.57 years during the corresponding prior year period.

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

The fair value of stock options and new purchase rights under the Purchase Plan were estimated with the following weighted-average assumptions:

	Stock Options				Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Risk-free interest rate	4.6%	5.0%	4.6%	4.9%	4.9%	5.0%	4.9%	5.0%
Average expected life of options (in years)	4.29	4.57	4.40	4.97	1.25	1.25	1.25	1.25
Volatility	56%	50%	56%	50%	59%	55%	59%	55%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the second quarter of 2007 and 2006, was $12.20 and $16.03, respectively. The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the first six months of 2007 and 2006, was $12.69 and $16.56, respectively. No options were granted in the periods represented with exercise prices below the deemed fair value of common stock.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. The weighted average fair value of new purchase rights was $9.72 during the three and six months ended June 30, 2007. The weighted average fair value of new purchase rights was $14.35 during the three and six months ended June 30, 2006.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of June 30, 2007, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 3,074,453 shares of common stock were outstanding.

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

Under the 2004 Plan, options generally expire between six and ten years from the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to fully vest over a two to four year period. As of June 30, 2007, 5,406,186 options to purchase common stock and 1,394,820 unvested restricted stock units granted were outstanding and 4,815,765 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2007, the Board of Directors elected to not increase the number of shares reserved for issuance under the Purchase Plan. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were 119,507 shares of common stock issued under the Purchase Plan during the quarter ended June 30, 2007 and 1,731,152 shares were available for issuance under the Purchase Plan.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of June 30, 2007, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 21,939 shares of common stock were outstanding.

Outstanding Stock Options

The following table summarizes information about options granted and outstanding under the 2004 Plan, 1995 Plan and the TrueSpan Plan at June 30, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(In years)		(In thousands)			(In thousands)
$ 0.40 — $ 2.00	502,892	2.47	$1.83	$9,510	502,892	$1.83	$9,510
$ 2.25 — $ 4.00	2,196,836	5.85	$3.99	$36,797	2,139,099	$3.99	$35,830
$ 5.50 — $ 12.40	617,595	6.43	$9.60	$6,880	445,726	$9.15	$5,166
$12.51 — $ 12.51	958,242	7.46	$12.51	$7,886	469,458	$12.51	$3,864
$13.07 — $ 23.55	897,104	7.51	$16.40	$3,893	328,038	$15.22	$1,811
$23.79 — $ 25.16	991,320	6.47	$24.78	—	—	—	—
$25.17 — $ 30.10	865,754	7.12	$28.08	—	131,066	$28.90	—
$30.13 — $ 33.01	245,306	6.72	$30.62	—	46,342	$30.28	—
$33.98 — $ 33.98	856,517	5.84	$33.98	—	254,463	$33.98	—
$35.18 — $ 39.73	371,012	8.57	$35.90	—	192,690	$36.03	—

$ 0.40 — $ 39.73	8,502,578	6.39	$16.60	$64,966	4,509,774	$10.02	$56,181

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $20.74 as of June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at June 30, 2007 was approximately 6.0 years.

A summary of stock option activity as of June 30, 2007 and changes during the quarter then ended is presented below:

Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	8,404,868	$14.74
Granted	1,171,970	$25.50
Exercised	(837,015)	$7.25
Forfeited/Expired	(237,245)	$27.81

Outstanding at June 30, 2007	8,502,578	$16.60

As of June 30, 2007, there was approximately $34.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. Net cash proceeds from the exercise of stock options were approximately $6.1 million and $7.2 million for the first six months of 2007 and 2006 respectively. The aggregate intrinsic value of options exercised during the six months of 2007 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $20.74 as of June 29, 2007, was approximately $11.3 million.

A summary of restricted stock unit activity as of June 30, 2007 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2006	791,897	$31.00
Granted	733,340	$24.85
Vested	(119,191)	$32.03
Forfeited	(11,226)	$33.63

Unvested at June 30, 2007	1,394,820	$27.66

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant or as determined under EITF No. 99-12 for our acquisition related restricted stock units. As of June 30, 2007, there was $27.8 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.3 years. During the six months ended June 30, 2007, the weighted average grant date fair value of restricted stock units that vested was $3.8 million. The weighted average grant date fair value of restricted stock units that vested during the six months ended June 30, 2006 was $0.2 million.

As of June 30, 2007, there was $3.6 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

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

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of June 30, 2007, the Company had 390,639 contingent shares of common stock outstanding and $1.6 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 1.8 years.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at June 30, 2007.

Performance Share Awards

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

During the second quarter of 2007, the Company entered into additional Performance Share Award Agreements with certain Company executives. These awards provide the executives with the opportunity to earn shares of SiRF common stock, with the targets for each executive ranging from 10,000 to 50,000 shares, depending on the extent to which the performance goals are met. The Company shall withhold shares of common stock that otherwise would be issued to these executives when the award is settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount.

Following completion of the audited financial statements for the period of January 1, 2007 through December 31, 2007 and for the period of January 1, 2008 through December 31, 2008, or Performance Period, at a meeting of the Compensation Committee of the Board of Directors, which shall in no event be later than two and one-half months after the end of the Performance Period, the Committee will certify whether and to the extent the performance goals have been met and shall direct the Company to issue the corresponding number of shares of Common Stock. The executives’ eligibility to receive issued shares of Common Stock is conditioned on their continuous employment with the Company through the end of the Performance Period.

As of June 30, 2007, the Company had $3.4 million of unrecognized compensation cost related to the above mentioned Performance Share Award Agreements, which is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. To the extent the anticipated number of shares to be earned changes, the corresponding compensation cost will be prospectively adjusted accordingly.

Note 4. Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Raw material/Work in process	$5,725	$4,024
Finished goods	12,858	12,448

Total inventories	$18,583	$16,472

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

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net revenue:
United States	$12,918	$8,014	$25,452	$20,012
Export sales from the United States:
Taiwan	38,681	34,012	72,952	63,953
China	6,715	979	10,030	1,493
Singapore	1,276	8,273	7,364	12,244
Other	11,011	5,892	22,067	12,148

Net revenue	$70,601	$57,170	$137,865	$109,850

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

The Company derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. The Company believes that over 90% of its net revenue during the second quarter and first six months of 2007 and 2006 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets. The comparative net revenue by geographic region information as of the three and six months ended June 30, 2006, presented above, reflects reclassifications between various countries for discount and credits to end customers associated with distributor sales.

Note 6. Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of total accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

	Net Accounts Receivable		Net Revenue
	June 30, 2007	December 31, 2006	Three Months Ended June 30,		Six Months ended June 30,
			2007	2006	2007	2006
Customer
A	39%	40%	33%	40%	33%	40%
B	7%	12%	16%	7%	15%	11%
C	6%	—	12%	15%	11%	12%
D	6%	11%	4%	11%	5%	8%

Note 7. Identified Intangible Assets

Identified intangible assets at June 30, 2007, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(18,907)	$4,792
Acquisition-related customer relationships	18,510	(8,970)	9,540
Acquisition-related assembled workforce	1,479	(822)	657
Acquisition-related patents	2,000	(321)	1,679

Total acquisition-related intangible assets	45,688	(29,020)	16,668
Intellectual property assets	1,578	(772)	806

Total identified intangible assets	$47,266	$(29,792)	$17,474

Identified intangible assets at December 31, 2006, consist of the following:

	Gross Assets	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(17,697)	$6,002
Acquisition-related customer relationships	18,510	(8,254)	10,256
Acquisition-related assembled workforce	1,479	(703)	776
Acquisition-related patents	2,000	(243)	1,757

Total acquisition-related intangible assets	45,688	(26,897)	18,791
Intellectual property assets	1,388	(499)	889

Total identified intangible assets	$47,076	$(27,396)	$19,680

Amortization expense of acquisition-related intangible assets was $1.0 million and $1.4 million for the three months ended June 30, 2007 and June 30, 2006, respectively and $2.1 million and $2.7 million for the six months ended June 30, 2007 and June 30, 2006, respectively. Amortization of intellectual property assets was $0.1 million and $0.2 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and $0.3 million for each of the six months ended June 30, 2007 and 2006 and was included in research and development expense.

Estimated future amortization expense related to identified intangible assets at June 30, 2007 is as follows:

Fiscal Year:	(In thousands)
2007 (remaining 6 months)	$2,280
2008	4,473
2009	2,978
2010	1,333
2011	1,127
Thereafter	5,283

Total	$17,474

Note 8. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors, are as follows:

	June 30, 2007	December 31, 2006
	(In thousands)
Deferred distributor revenue	$7,223	$2,019
Less: inventory held at distributors	(2,616)	(763)

Deferred margin on shipments to distributors	$4,607	$1,256

Note 9. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007		2006
	(In thousands)
Net income (loss)	$2,137	$1,687	$4,941		$(9,278)
Other comprehensive income:
Change in unrealized losses on available-for-sale securities	(29)	(16)	—	(1)	(3)

Total comprehensive income (loss)	$2,108	$1,671	$4,941		$(9,281)

(1)	less than $1,000

Note 10. Long-Term Obligations

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (8.25% as of June 30, 2007). The line of credit is available through February 2009. There were no borrowings under the line of credit as of June 30, 2007 or December 31, 2006. There were no letters of credit collateralized by the line of credit as of June 30, 2007 or December 31, 2006.

Note 11. Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, may be considered related parties. The Company entered into an agreement with Skyworks Solutions, Inc. to manufacture some of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. SiRF purchases from Skyworks were insignificant in the three months and six months ended June 30, 2007 and zero in the three months and six months ended June 30, 2006. SiRF did not have any trade payables to Skyworks as of June 30, 2007 or June 30, 2006. SiRF did not have any non-cancellable purchase orders to Skyworks as of June 30, 2007 and had an insignificant amount of non-cancelable purchase orders as of June 30, 2006.

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

On December 15, 2006, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code. On June 7, 2007, the District Court stayed certain of the claims and counterclaims pending resolution of the two ITC investigations described below.

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

Finally, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted ITC Investigation No. 337-TA-602. In addition, during the second quarter of 2007, Global Locate was acquired by Broadcom Corporation.

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

Note 13. Subsequent Events

Pursuant to a definitive agreement signed on June 21, 2007, on August 6, 2007, the Company acquired Centrality Communications, Inc., or Centrality, a privately-held California corporation. Under the terms of the agreement, the Company acquired all the outstanding shares of Centrality capital stock in exchange for 5,992,159 shares of the Company’s common stock and $108.3 million. The Company also assumed certain equity awards that may be exercised for an aggregate of 2,097,310 shares of the Company’s common stock. Any equity awards not assumed by the Company received a cash payment equal to $5.44 per share for an aggregate of $1.7 million. Centrality is now a wholly owned subsidiary of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the anticipated benefits of our products, our expectations regarding the amount of our net revenue from sales to the Asia/Pacific region, our expectations on competition and competitive pricing, timing of our product development, our acquisitions of or investments in complementary technologies, our expectations regarding our dependency on future sales of the SiRFstarIII product line, our successful integration of acquired businesses, joint product development associated with our acquisitions, qualification of new foundries, our international operations, our belief that a significant amount of the systems designed and manufactured by customers in the Asia/Pacific region are subsequently sold to original equipment manufacturers outside of that region, the expected growth of the location-based services, portable navigation devices and wireless markets and their impact on our business, our product development, our dependency on establishing and maintaining relationships with established providers and industry leaders, increases in research and development costs, sales and marketing expenses and general and administrative expenses and stock-based compensation charges, enhancing our efficiencies in logistic management, our belief that we have leading edge technology, our ability to meet market demand for low power and small size Global Positioning Systems functionality products, impact from changes in interest rates and foreign currency rates, fluctuation of our revenue and operating results, our profitability, our critical accounting policies, our anticipated growth, our gross margins, our operating expenses, our revenues and sources of revenues, our anticipated cash needs, our need for additional debt financing, our estimates regarding our capital requirements, our needs for additional financing, price reductions, our dependency on relationships with and concentration of our customers, dependency on qualified personnel, costs of being a public company, the impact of changes to financial accounting standards, our disclosure controls and procedures, future acquisitions or investments, our competitive position, our legal proceedings and our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings. These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our ability to successfully integrate acquired businesses, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS® and the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, Multimode Location Engine™, SiRFSoftGPS™, SiRFDiRect™ LocativeMedia™, SiRFDemo™, SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

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

Overview

We are a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, portable navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems. As of June 30, 2007, we had 225 patents granted worldwide with 158 patents granted in the United States and 67 patents granted in foreign countries, with expiration dates ranging from 2010 to 2025.

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

As usage of GPS technology for high volume applications is still in the early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. We continue to see the growth of portable navigation systems as a major driver in our growth throughout 2007. Location-based services, or LBS, are offered by some wireless network operators as a way to send information to cell-phone subscribers based on their current location. While the LBS market for wireless operators is in its early stages, we expect it to continue to be a growth driver for our business. Our long term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant effort on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

On March 14, 2006, we acquired TrueSpan Incorporated, or TrueSpan, a privately held Delaware corporation, formed in August 2004 and located in Long Beach, California and in Bangalore, India. The acquisition of TrueSpan, a development-stage technology company with significant communications systems expertise, has added to our systems expertise as we expand our offerings to include complex multifunction and location technology platform solutions. As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. In addition, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products. We concluded the TrueSpan acquisition did not meet the criteria to be accounted for as an acquisition of a “business” under the requirements of Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” as TrueSpan did not possess the ability to generate outputs (as defined by SFAS No. 141) in order to continue normal operations and generate a revenue stream by providing its products to customers. In the first quarter of 2006, we recognized $13.3 million of charges for acquired in-process research and development, or IPR&D, which related to projects that had not yet reached technological feasibility at the time of acquisition. With respect to the in-process development projects associated with the TrueSpan acquisition, we are not currently aware of any variations between projected results and actual results in excess of normal variations within the semiconductor industry, nor any new risks or uncertainties associated with completing development within a reasonable period of time of its original estimates.

In 2006, we announced the following new products: SiRFInstantFix, our unique premium software offering that minimizes the start-up wait time for GPS systems; SiRFstarIII GSC3LT family, our most power-efficient and the smallest version of our flagship SiRFstarIII architecture ideal for a wide range of GPS enabled consumer mobile devices; and GSCi-5000, our extremely small multimode A-GPS chip, based on a new architecture related to the Motorola product family acquisition, which is optimized to address the space and cost constraints of cellular handsets. We have also introduced our SiRFstarIII GSC3/LP, a lower power version of our SiRFstarIII based architecture. Strong interest and design win activity for these products are important for our revenue growth in 2007 and beyond.

During the first quarter of 2007, as compared to the corresponding prior year period we observed steady growth in the overall market for GPS-enabled devices across all our target platforms with the portable navigation devices again being the biggest contributor to our revenue mix. The portable navigation device market continues to show momentum with existing suppliers broadening their product lines and many new suppliers entering the market. We continue to build on our market leadership position and have expanded our customer base by winning many of these new designs at existing customers, as well as with new customers. We believe that our position in the wireless market was significantly strengthened through the launch of new products and alliances formed during the first six months of 2007. The mobile phone market also showed steady progress with many of our handset customers designing products based on our SiRFstarIII GSC3/LP and SiRFstarIII GSC3LT and GSCi-5000 chips, with some of these handset customers entering inter-operability tests with major operators. During the first quarter of 2007, we announced the SiRFstarIII GSD3t, which is our first 90 nm RFCMOS single die

SiRFstarIII architecture-based product. The SiRFstarIII architecture-based GSD3t brings the SiRFstarIII class GPS performance to price-conscious and space-constrained mobile devices, such as cell phones. Our design pipeline for SiRF’s products in the wireless space includes multiple platforms at tier one handset customers, as well as designs at leaders in the smartphone market and at many original design manufacturers.

During the second quarter of 2007, we introduced SiRFDiRect technology, a premium software offering that achieves navigation accuracy and coverage previously available only in costly, permanently installed in-car systems. Employing sophisticated algorithms that take advantage of closely coupled GPS and dead-reckoning sensor measurements, SiRFDiRect technology will deliver very high quality positioning, even in the worst GPS signal conditions, without the installation inconvenience and high cost of traditional in-dash navigation systems.

Also during the second quarter of 2007, we announced that the SiRFstarIII architecture will provide the GPS-based location awareness for products based on the new Intel Ultra Mobile Platform 2007. The low-power SiRFstarIII GSC3LT, which provides the integrated GPS functionality for Intel Ultra Mobile PC and Mobile Internet Device platforms, together with support from the SiRFecosystem global developer community, will enable manufacturers to create compelling new location-based applications that complements today’s mobile lifestyle with a truly locative experience. We also announced a strategic relationship with Openwave Systems Inc., the leading provider of software products and services for the communications industry, to bring the power of location to Web 2.0 mobile applications. We will work together to integrate SiRF’s SiRFstudio location capabilities with Openwave® MIDAS, a Mobile AJAX-based application development platform, enabling wireless operators, content publishers, and software developers to easily employ the context of location when creating mobile widgets, rich data services and online idle screen user interfaces on mobile devices. Together with Openwave we plan to jointly market the combined solution globally to wireless operators and mobile handset and device OEMs, enabling them to create the next-generation of innovative location-based mobile widgets and services for consumer and enterprise market segments.

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

Furthermore, our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on our technological leadership, faster design cycle time and lower product cost structure. In the first quarter of 2006, we acquired one development stage company, which has complemented our existing engineering group and expanded our product offerings. However, many of these new product offerings are quite complex and we may not be successful in implementing these in a timely manner or maintaining our technological leadership. We also continue to enhance our efficiencies in logistics management and work with our semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain our overall cost structure.

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

We currently rely, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue. In the second quarter and first six months of 2007, we had three customers that each accounted for 10% or more of our net revenue, which collectively accounted for approximately 61% and 59% of our net revenue, respectively. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations.

Subsequent Events

Pursuant to a definitive agreement signed on June 21, 2007, on August 6, 2007, we acquired Centrality Communications, Inc., or Centrality, a privately-held California corporation. Under the terms of the agreement, we acquired all the outstanding shares of Centrality capital stock in exchange for 5,992,159 shares of our common stock and $108.3 million. We also assumed certain equity awards that may be exercised for an aggregate of 2,097,310 shares of our common stock. Any equity awards not assumed by us received a cash payment equal to $5.44 per share for an aggregate of $1.7 million. Centrality is now a wholly owned subsidiary of SiRF.

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

Stock-Based Compensation. We measure stock-based compensation expense at the grant date, based on the fair value of the underlying equity award and the associated expense is recognized over the requisite service period. The fair value of our employee stock options and our 2004 Employee Stock Purchase Plan, or Purchase Plan, rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, as disclosed in Note 3 of the “Notes to Condensed Consolidated Financial Statements” in Item 1, including the price volatility of the underlying stock and the option’s expected term. Our options are considered “plain vanilla” as defined by SAB No. 107. We have elected to use the simplified method as prescribed by the SEC’s SAB No. 107, to estimate the option’s expected term as we have limited historical exercise data or alternative information to estimate a reasonable expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The simplified method as provided by SAB No. 107 is only allowed for the transition period through December 31, 2007. During the transition period, we will evaluate our expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We utilize our own historical volatility in valuing our stock option grants and purchase rights under the Purchase Plan. We also evaluate the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption based upon our historical stock price volatility. During the three and six months ended June 30, 2007 under our 2004 Stock Incentive Plan, the average volatility used to value our employee stock options was 56%. A weighted average volatility of 59% was utilized to value the new purchase rights under our Purchase Plan during the three months ended June 30, 2007. Actual volatility, our options’ expected lives, and interest rates may be different from our assumptions, which would result in an actual value of the options being different than estimated. We have elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date.

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

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During the second quarter of 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for United States federal and state provisions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We evaluate our uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. We only recognize tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. We measure these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. We exercise significant judgment in estimating the final resolution of our tax positions with a taxing authority. We believe we have adequately provided for any reasonably foreseeable adjustments to our tax liability. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary in accordance with FIN No. 48. Refer to Note 1 of the “Notes to Condensed Consolidated Financial Statements” in Item 1 for additional information on the impact of adopting FIN No. 48.

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

Results of Operations

Revenue

The following table sets forth our revenue for the second quarter and first six months of 2007 and 2006:

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$68,966	98%	$54,386	95%	$134,764	98%	$104,549	95%
License royalty revenue	1,635	2%	2,784	5%	3,101	2%	5,301	5%

Net revenue	$70,601		$57,170		$137,865		$109,850

Increase, period over period	$13,431				$28,015

Percentage increase, period over period	23%				26%

Net revenue increased 23% and 26% in the second quarter and first six months of 2007, respectively, as compared to the corresponding prior year periods due primarily to an increase in product revenue. This increase resulted primarily from a 63% and 64% increase in unit shipments of chip sets in the second quarter and first six months of 2007, respectively, as compared to the corresponding prior year periods, which was due primarily to increased sales of our product lines based on our SiRFstarIII architecture. This increase in unit shipments of chip sets was partially offset by 22% and 21% declines in average selling prices in the second quarter and first six months of 2007, respectively, as compared to the corresponding prior year periods. The decline in average selling prices was primarily due to increased sales of wireless products, which have lower average selling prices and overall competitive pricing pressures on other products. Declining average selling prices over time are expected and will likely continue to occur on sales of our SiRFstarIII product line. Increased sales volumes in the second quarter and first six months of 2007, respectively, were driven by continued growth in the automotive markets, especially portable navigation systems, the wireless market and consumer and compute devices.

License royalty revenue as a percentage of total net revenue declined in the second quarter and first six months of 2007, as compared to the prior year periods and this trend is expected to continue. License royalty revenue decreased in the second quarter and first six months of 2007, as compared to the corresponding prior year periods, due to a decline in our premium software royalty revenue and license royalty revenue from various customers associated with declines in unit volumes and in average per unit pricing.

Net revenue on international sales was approximately 82% and 86% of net revenue in the second quarter of 2007 and 2006, respectively, and 82% of net revenue in each of the first six months of 2007 and 2006. Net revenue on international sales to the Asia/Pacific region accounted for approximately 77% and 78% of net revenue in the second quarter of 2007 and 2006, respectively, and 75% and 73% of net revenue in the first six months of 2007 and 2006, respectively. International sales increased as a percentage of total net revenue in the second quarter and first six months of 2007, as compared to the corresponding prior year periods, due to larger international sales to the Asia/Pacific region associated with increased customers and volume mix. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAMs, ODMs and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia/Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia/Pacific region. All of our sales are denominated in United States dollars.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Cost of revenue	$32,055	$24,998	$62,575	$48,623

Percentage of net revenue	45%	44%	45%	44%

Increase, period over period	$7,057		$13,952

Percentage increase, period over period	28%		29%

Cost of revenue increased in the second quarter and first six months of 2007, as compared to the corresponding prior year periods, due primarily to an increase in the volume of chip sets shipped and recognized as product revenue, partially offset by declines in per-unit cost and higher sales of wireless products, which have a lower per-unit cost. Cost of product revenue includes stock compensation expense of $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

Gross margin and gross margin as a percentage of net revenue for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Gross margin	$38,546	$32,172	$75,290	$61,227

Percentage of net revenue	55%	56%	55%	56%

Increase, period over period	$6,374		$14,063

Percentage increase, period over period	20%		23%

Product-only gross margin as a percentage of product revenue for the periods reported was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross margin percentage	55%	56%	55%	56%
Product gross margin percentage	54%	54%	54%	53%

Gross margin as a percentage of net revenue declined slightly in the second quarter and first six months of 2007, as compared to the corresponding prior year periods. This decline was a result of license royalty revenue becoming a smaller percentage of total net revenue, as compared to the prior periods. Product gross margin as a percentage of net revenue remained flat in the second quarter and increased slightly in the first six months of 2007, as compared to the corresponding prior year periods.

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

Operating Expenses

Our results of operations for the second quarter and first six months of 2007 and 2006 include non-cash expenses related to the estimated fair value of all our employee stock-based compensation awards. The following table provides the amounts we recorded within operating expenses for employee stock compensation expense during the second quarter and first six months of 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Operating expenses include the following stock compensation expense:
Research and development	$4,940	$4,528	$9,303	$7,838
Sales and marketing	1,613	965	2,617	1,623
General and administrative	1,944	1,194	3,679	1,878

As of June 30, 2007, we had approximately $34.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. As of June 30, 2007, there was also $27.8 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.3 years. In addition, we also had $3.6 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods and $3.4 million of unrecognized compensation cost related to the Performance Share Award Agreements, which are expected to be recognized over a weighted average period of 1.5 years.

Research and Development

Research and development expense consists primarily of salaries, bonuses, benefits and stock compensation expense for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $0.2 million and $0.1 million in the second quarter of 2007 and 2006, respectively, and $0.6 million and $0.3 million in the first six months of 2007 and 2006, respectively. Research and development expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Research and development	$22,838	$19,376	$44,005	$36,401

Percentage of net revenue	32%	34%	32%	33%

Increase, period over period	$3,462		$7,604

Percentage increase, period over period	18%		21%

Research and development expense increased in the second quarter and first six months of 2007, as compared to the corresponding prior year periods, primarily due to a 12% and 25% increase in headcount, which resulted in increases in headcount related expenses of approximately $1.7 million and $1.6 million, respectively. The increase in research and development expense during the second quarter and first six months of 2007 is further attributable to a net increase in stock compensation expense of approximately $0.4 million and $1.5 million, respectively, related to the increases in headcount and to the issuance of the annual stock-based compensation awards, which were granted in the second quarter of 2007. The increase in headcount is primarily attributable to our investment in new products and technology intended to sustain and grow our business in the future. In conjunction with the acquisitions during 2005 and 2006, approximately $0.7 million and $1.5 million of acquisition-related contingent payments were also recorded as compensation expense in the second quarter and first six months of 2007, respectively. Additionally, increased costs associated with physical implementation of chip designs, as well as increased depreciation and amortization of engineering equipment and licensed technology attributed to the overall increase in research and development activities. We expect our research and development costs to increase in absolute dollars as we continue to invest in the development of new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Sales and marketing	$6,373	$4,583	$12,500	$9,032

Percentage of net revenue	9%	8%	9%	8%

Increase, period over period	$1,790		$3,468

Percentage increase, period over period	39%		38%

The increase in sales and marketing expense in the second quarter and first six months of 2007, as compared to the corresponding prior year periods, was due primarily to an increase in compensation related expenses of approximately $0.6 million and $1.3 million, respectively, due to increases in headcount. The increase in sales and marketing expense during the second quarter and first six months of 2007 is further attributable to the net increase in stock-based compensation expense of approximately $0.6 million and $1.0 million, respectively, related to the increases in headcount and to the issuance of the annual stock-based compensation awards, which were granted in the second quarter of 2007. Additionally, increased costs associated with sales and marketing activities, such as trade shows, travel and entertainment and outside services attributed to the overall increase in sales and marketing expense. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expenses for the periods reported were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
General and administrative	$8,416	$4,761	$14,901	$8,528

Percentage of net revenue	12%	8%	11%	8%

Increase, period over period	$3,655		$6,373

Percentage increase, period over period	77%		75%

The increase in general and administrative expense in the second quarter and first six months of 2007, as compared to the corresponding prior year periods, was due primarily to increased costs for legal, accounting and professional consulting services of approximately $2.1 million and $3.2 million, respectively and increases in headcount related expenses of approximately $0.6 million and $1.0 million, respectively. The increase in general and administrative expense during the second quarter and first six months of 2007 is further attributable to the net increase in stock compensation expense of approximately $0.8 million and $1.8 million, respectively, related to the increases in headcount and to the issuance of the annual stock-based compensation awards, which were granted in the second quarter of 2007. The increase in general and administrative expense is primarily associated with the ongoing litigation activities and the overall growth of our business. We expect general and administrative expense, including legal expenses associated with ongoing and future litigation matters, to increase in absolute dollars as we have ongoing litigation activities, hire additional personnel and incur costs related to the anticipated growth of our business, our operations and investments in our information technology infrastructure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,040	$1,383	$2,123	$2,706

Percentage of net revenue	1%	2%	2%	2%

Decrease, period over period	$(343)		$(583)

Percentage decrease, period over period	(25)%		(22)%

Amortization of acquisition-related intangible assets decreased in the second quarter and first six months of 2007, as compared to the corresponding prior year periods due primarily to lower amortization of $0.3 million and $0.6 million, respectively, associated with the full amortization of a prior acquisition related intangible during the third quarter of 2006.

Acquired in-Process Research and Development

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

As of the acquisition date, TrueSpan was in the process of performing technology verification for its DVB and RF chips. The design for the chips was believed to be near completion, but significant risks and uncertainties in the design still existed and diagnosis of verification errors required debugging. Both of these chips were expected to be released in late 2007 at the time of the acquisition. TrueSpan was also working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in late 2006 at the time of the acquisition. As of June 30, 2007, the DVB chip is undergoing laboratory tests for functionality and compliance with technological standards and our firmware and software integration testing efforts are continuing. Over the next year the system integration and system validation of a reference design are the key activities prior to completion. There have been no material variations associated with the TrueSpan chip development projects.

We are not currently aware of any variations between projected results and actual results in excess of normal variations within the semiconductor industry, nor any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates. If we do not complete development on these projects or if we do not achieve market acceptance in a timely manner, our results of operations and financial condition could be adversely affected.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was $2.4 million and $1.4 million in the second quarter of 2007 and 2006, respectively, and $4.3 million and $2.7 million in the first six months of 2007 and 2006, respectively. The increase in other income, net, in both periods, as compared to the corresponding prior year periods, is primarily attributable to the increased interest rates earned on higher cash equivalents, short- and long-term investments balances, which was partially offset by a final employee arbitration award against us that was recorded during the first quarter of 2007.

Provision for Income Taxes

Provision for income taxes was $0.1 million and $1.7 million in the second quarter of 2007 and 2006, respectively, and $1.2 million and $3.3 million in the first six months of 2007 and 2006, respectively. Our estimated effective tax rate was 5% and 51% in the second quarter of 2007 and 2006, respectively, and 19% and (54%) in the first six months of 2007 and 2006, respectively. The provision for income taxes in the second quarter and first six months of 2007 differs from the amount computed by applying the statutory federal rate principally due to research and development tax credits and the excess tax benefits associated with disqualified dispositions of incentive stock options and our employee stock purchase plan and their effect on the research and development tax credit. The provision for income taxes in the second quarter and first six months of 2006 differs from the amount computed by applying the statutory federal rate principally due to nondeductible acquired in-process research and development expense incurred as part of the TrueSpan acquisition. As the federal research and development tax credit expired on December 31, 2005, we did not factor this credit into our effective rate calculations for the second quarter and first six months of 2006. Due to reinstatement of the credit during the fourth quarter of 2006, we have included the benefit for the second quarter of 2007 and first six months of 2007.

Liquidity and Capital Resources

Financial Condition

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$11,329	$(765)
Net cash used in investing activities	(22,013)	(39,636)
Net cash provided by financing activities	10,872	22,256

Net increase (decrease) in cash and cash equivalents	$188	$(18,145)

Cash Flows

We have been profitable since 2003, with the exception of the first quarter of 2006, which was due to the one-time charge of $13.3 million for the acquired in-process research and development associated with the TrueSpan acquisition. As of June 30, 2007, we had $211.0 million in cash, cash equivalents and marketable securities and $238.2 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $170.2 million and $185.4 million in working capital as of December 31, 2006. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating our own manufacturing facility.

Operating Activities. Net cash provided by operating activities was $11.3 million in the first six months of 2007, which resulted primarily from non-cash reconciling items of approximately $17.0 million and net income of $4.9 million. Non-cash reconciling items were comprised of stock-based compensation expense, depreciation, amortization, changes in deferred tax assets and gross excess tax benefits from stock-based compensation. Net cash provided from operating activities also decreased due to net changes in assets and liabilities of $10.6 million mainly due to an increase in accounts receivable of $12.1 million and an increase of $2.0 million in inventories, which was offset by an increase in deferred margin on shipments to distributors of $3.4 million and an increase to other accrued liabilities of $1.7 million.

Net cash used in operating activities was $0.8 million in the first six months of 2006, which resulted primarily from a net loss of $9.3 million, adjusted for non-cash reconciling items of approximately $18.8 million related to stock compensation expense, depreciation and amortization, acquired in-process research and development, and changes in deferred tax assets. In accordance with SFAS No. 123R, we have reclassified the presentation of the cash retained in conjunction with the gross benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature with respect to the first six months of 2006. The presentation of excess tax benefits from employee equity incentive plans was previously presented on a net basis, whereas the revised reclassification separates out the gross benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow. Net cash used in operating activities was also partially impacted by an increase in accounts receivable of $13.4 million, an increase in prepaid expenses and other current assets of $1.3 million, offset by an increase in accounts payable and accrued payroll and related benefits of $4.3 million.

Investing Activities. Net cash used in investing activities was $22.0 million in the first six months of 2007 and primarily resulted from the net expenditures from purchases of available-for-sale investments of $16.2 million and to a lesser extent capital expenditures of $3.8 million. During the second quarter of 2007, we also paid approximately $1.8 million in contingent cash payments associated with a past acquisition, which resulted in an increase in goodwill related to this previous acquisition.

Net cash used in investing activities was $39.6 million in the first six months of 2006, which was primarily due to the acquisition of TrueSpan during the first quarter of 2006 that represented approximately $16.8 million, net of cash acquired. The cash paid in connection with the TrueSpan acquisition during the first quarter of 2006 excluded approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over the related two-year service period. See Note 2 of “Notes to Condensed Consolidated Financial Statements” in Item 1 for further information. During the second quarter of 2006, SiRF paid approximately $1.8 million in contingent cash payments associated with a past acquisition, which resulted in an increase in goodwill related to this acquisition. In addition, the net expenditures from purchases of available-for-sale investments of $19.0 million and to a lesser extent capital expenditures during the first six months of 2006 of $1.3 million impacted net cash used in investing activities.

Financing Activities. Net cash provided by financing activities was approximately $10.9 million in the first six months of 2007, which was primarily due to the proceeds from stock option exercises of approximately $6.1 million and an increase in net financing cash flows of approximately $4.9 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

Net cash provided by financing activities was approximately $22.3 million in the first six months of 2006, which was primarily due to an increase in net financing cash flows of approximately $15.1 million related to the gross excess tax deductions in excess of compensation cost in accordance with SFAS No. 123R and the proceeds from stock option exercises of approximately $7.2 million. The presentation of excess tax benefits from employee equity incentive plans was previously presented on a net basis, whereas the revised reclassification separates out the gross benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow.

In February 2007, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (8.25% as of June 30, 2007). The line of credit was amended to extend the maturity date through February 2009. We had no borrowings under the line of credit as of June 30, 2007 or December 31, 2006. As of June 30, 2007, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

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

Contractual Obligations

As of June 30, 2007, our contractual obligations are materially consistent with our commitments disclosed as of December 31, 2006, with the exception of the increased obligations associated with our gross unrecognized tax benefits recorded in conjunction with the adoption of FIN No. 48. With the exception of our FIN No. 48 obligations, our contractual obligations primarily consist of amounts payable under equipment loans, capital and operating leases. As of June 30, 2007, our total amount of unrecognized tax benefits was $6.8 million and is considered a long-term obligation. We have recognized a net amount of $1.6 million in ‘long-term income taxes payable’ for unrecognized tax benefits in our Condensed Consolidated Balance Sheets. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of June 30, 2007, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

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

We may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. During the quarter ended June 30, 2007, we were party to the following material legal proceeding:

On December 15, 2006, our subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code. On June 7, 2007, the District Court stayed certain of the claims and counterclaims pending resolution of the two United States International Trade Commission, or ITC, investigations described below.

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596.

Finally, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted ITC Investigation No. 337-TA-602. The Company intends to defend the lawsuits vigorously and enforce the use of its intellectual property only to those authorized to do so. During the second quarter of 2007, Global Locate was acquired by Broadcom Corporation.

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

The market for our products is highly competitive and rapidly evolving. We are seeing increased competition throughout the market for location technology products. This increased competition will likely result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies, as well as our customers’ in-house design efforts. For chip sets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments, MediaTek, Global Locate, which was acquired by Broadcom Corporation during the second quarter of 2007, Atmel, Centrality, u-blox, u-Nav and Trimble. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. With this increase in demand of GPS-based products, some products may be manufactured with lower quality GPS semiconductors, which may cause further price reductions in the market.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do and many of our private competitors raised additional financing. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. For example, we recently announced that our SiRFstarIII architecture will provide GPS-based location awareness for products based on the Intel Ultra Mobile Platform; however, this relationship is not exclusive. Our failure to establish and maintain these relationships, or any interference with these relationships by our competitors, will harm our ability to penetrate emerging markets.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer, the variability of our revenue may increase and our net revenue, earnings and stock price may decline. For example, in 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures and in 2006 we launched the following new products: SiRFstarIII GSC3LT, GSCi-5000, and SiRFInstantFix. During the first six months of 2007, we also introduced the SiRFstarIII GSD3t and SiRFDiRect. While some of the product lines based on our SiRFstarIII architecture are now in high-volume production, others are still in prototype or sampling stages. If these or other products we introduce do not achieve market acceptance in a timely manner, our business could suffer.

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

For example, on August 6, 2007, we acquired Centrality Communications Inc., a privately-held California corporation, which is the largest acquisition completed by SiRF to date. We may not realize the anticipated benefits of any acquisition or investment. We may not be successful in our integration efforts or in our joint product development efforts.

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

Many of our customers are also large integrated circuit suppliers and some of our large customers already have GPS expertise in-house. These large customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we do. The process of licensing our technology to and support of such customers entails the transfer of technology that may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. We cannot sell to some customers who compete with us. In addition, we compete with divisions within some of our customers. For example, STMicroelectronics, a customer of ours, has internally developed a GPS solution for the automotive market in which we compete. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to license products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively impact our profit margins.

We have relied, and expect to continue to rely, on a limited number of customers for a significant portion of our net revenue, and our net revenue could decline due to the delay or loss of significant customer orders.

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the second quarter and first six months of 2007, we had three customers that each accounted for 10% or more of our net revenue, and which collectively accounted for approximately 61% and 59%, respectively, of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

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

Two of our distributors accounted for approximately 50% of our net revenues and our reliance on third-party distributors subjects us to risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third party distributors have been a significant factor in our ability to increase sales of our products. In the second quarter and first six months ended June 30, 2007, two of our distributors accounted for approximately 49% and 48%, respectively, of our net revenues, respectively. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of decline in the price of our products, the price protection rights we offer to our distributors could materially adversely affect us because our revenue and product margin would decline.

In some cases, our distributors’ ability to order products may be limited by their credit line or other financial limitations, which can adversely affect our revenues.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our net revenue could decline.

We believe that over 90% of our net revenue during the first six months of 2007 and 2006 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products into these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our net revenue to decline.

We derived approximately 82% and 86% of our net revenue on international sales in the three months ended June 30, 2007 and 2006, respectively. International sales to the Asia/Pacific region accounted for approximately 77% and 78% of our net revenue in the three months ended June 30, 2007 and 2006, respectively.

We derived approximately 82% of our net revenue on international sales in the first six months of 2007 and 2006. International sales to the Asia/Pacific region accounted for approximately 75% and 73% of our net revenue in the first six months of 2007 and 2006, respectively. We maintain sales offices in Europe and the Asia/Pacific region and may expand our international operations.

A significant amount of our business is international and our products are sold into markets that are very price sensitive. Tariffs and trade restrictions that favor local competition in some countries on our products could significantly impact our business. Any increase in tariffs changes on GPS products in countries where we do business could negatively impact our business. Additional risks we face in conducting business internationally include:

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

Although a substantial majority of our net revenue is derived from sales of our chip sets, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. In the three and six months ended June 30, 2007, three of our licensees accounted for approximately 75% and 79% of our license royalty revenue, respectively. If a significant licensee terminated its relationship with us, demands price reductions, decided to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenues, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

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

We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, or AICPA, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” in 2006 had a material impact to our financial statements. Under SFAS No. 123R, we are required to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. We will have significant and ongoing accounting charges resulting from option grants and other equity incentives that will reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, this accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. See Note 3 of the “Notes to Consolidated Financial Statements” in Item 1 for a discussion of the impact on our financial results. In connection with our equity compensation program, we have reviewed certain stock option grants and our related procedures. Although we do not believe there are any matters that could have a material effect on our financial statements, the SEC or other government agency may inquire as to our granting of equity compensation or disagree with our findings. Also in 2006, the FASB issued Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Under FIN No. 48 we are required to follow a two-step approach for evaluating uncertain tax positions, which may have an impact on our financial position and results of operations in the future. Furthermore, in 2007 we adopted Emerging Issues Task Force, or EITF, Issue No. 06-02,

“Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absence.” which prescribes that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement accumulates pursuant to SFAS No. 43, “Accounting for Compensated Absences.” Under EITF 06-02, a liability is accrued over the service period in which employees earn the right to a sabbatical leave.

We have been profitable since the third quarter of 2003, but may not sustain or increase profitability in the future.

We have been profitable since the third quarter of 2003, with the exception of the first quarter of 2006, which was due to the one-time charge of $13.3 million for the acquired in-process research and development associated with the TrueSpan acquisition, but may not sustain or increase profitability in the future. As of June 30, 2007, we had an accumulated deficit of approximately $24.0 million. We intend to increase our research and development, sales and marketing and general and administrative expenses. We also expect to incur substantial stock-based compensation charges and charges related to amortization of acquired intangible assets associated with our recent acquisitions and any future acquisitions. If we do not sustain or increase profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline. The revenue and income potential of our business and market are unproven and our revenue may not continue to increase at historical rates.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of June 30, 2007, we had 225 patents granted worldwide. Of this total we have 158 granted patents in the United States and 67 patents granted in foreign countries, with expiration dates ranging from 2010 to 2025. We also have 132 pending patent applications in the United States and 169 pending foreign patent applications. Our patent applications may not provide protection for all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

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

Litigation may be necessary to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. For example, in December 2006, our subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California and on February 8, 2007, we filed a complaint with the ITC requesting an investigation under the Tariff Act of 1930.

Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis would harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. As a result, we have and expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. In the future, if our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

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

On the following dates we issued the following shares of common stock pursuant to exercises of outstanding warrants by net issuance in which the holders relinquished their right to purchase shares of common stock:

Date of Sale	Shares of Common Stock Issued	Shares of Common Stock Relinquished
April 9, 2007	994	62
May 7, 2007	3,414	236

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

On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Period	Total Number of Shares (or Units) Withheld	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2007	151	$24.26	None	N/A
May 31, 2007	147	$21.69	None	N/A
June 29, 2007	115	$20.74	None	N/A

On the following dates we withheld the following shares of common stock pursuant to the vesting of outstanding restricted stock units to cover the withholding taxes for such shares of common stock:

Date of Vesting	Shares of Common Stock Issued	Shares of Common Stock Withheld	Average Fair Market Value in Period of Vesting
April 1, 2007 – April 30, 2007	1,385	530	$25.71
May 1, 2007 – May 31, 2007	30,007	14,856	$24.29
June 1, 2007 – June 30, 2007	13,626	7,667	$22.47

Item 4.	Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of our Stockholders on May 3, 2007, at which the following occurred:

ELECTION OF CLASS III DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Michael Canning, Kanwar Chadha and Diosdado Banatao as Class III Directors. The votes on the matters were as follows:

Michael Canning
FOR	38,575,639
WITHHELD	548,873

Kanwar Chadha
FOR	38,565,775
WITHHELD	558,737

Diosdado Banatao
FOR	22,008,350
WITHHELD	17,116,162

Other directors whose term of office as a director continued after the annual meeting were Moiz Beguwala, James Smaha, Mohanbir Gyani, Stephen Sherman and Sam Srinivasan.

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accountants for the 2007 fiscal year. The vote on the matter was as follows:

FOR	39,047,703
AGAINST	26,312
ABSTAIN	50,497

Item 6.	Exhibits

Exhibit No.	Exhibit
2.1

Agreement and Plan of Merger, dated as of June 21, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation a wholly owned subsidiary of SiRF, Centrality Communications, Inc., and solely with respect to Article 6 And Article 9, Teh-Tsung Lai, as Shareholder Agent. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007)

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit A Exhibit B Exhibit C Exhibit D Exhibit E Exhibit F Exhibit G Exhibit H-1 Exhibit H-2 Exhibit J Exhibit K-1 Exhibit K-2 Exhibit L Exhibit M Schedule A Schedule 7.3(i)

Form of Written Consent

Form of Non-Competition Agreement

Form of Employment Offer

Form of Agreement of Merger

Form of Second Step Agreement of Merger

Form of Escrow Agreement

Form of Shareholder Certificate

Form of Acquirer Officers’ Certificate

Form of Acquirer’s Secretary Certificate

Form of Pillsbury Winthrop Shaw Pittman, LLP Opinion

Form of Officers’ Certificate

Form of Secretary’s Certificate

Form of Orrick, Herrington & Sutcliffe LLP Opinion

Form of FiRPTA Certificate

Major Shareholders

Key Employees

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 6, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation and wholly owned subsidiary of SiRF and Centrality Communications, Inc., a California corporation, and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed August 6, 2007).

10.1	Lease, dated November 16, 2006, between the Registrant and UOL Property Investments PTE Ltd

Exhibit No.	Exhibit
31.1	Certification of Michael L. Canning pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Geoffrey Ribar pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification(1)

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

SiRF Technology Holdings, Inc

Date: August 7, 2007	By:	/s/ MICHAEL L. CANNING
Michael L. Canning
President and Chief Executive Officer
(Duly authorized officer)

Date: August 7, 2007		/s/ GEOFFREY RIBAR
Geoffrey Ribar
Senior Vice President Finance and Chief Financial Officer
(Duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Exhibit
2.1

Agreement and Plan of Merger, dated as of June 21, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation a wholly owned subsidiary of SiRF, Centrality Communications, Inc., and solely with respect to Article 6 And Article 9, Teh-Tsung Lai, as Shareholder Agent. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007)

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Exhibit A Exhibit B Exhibit C Exhibit D Exhibit E Exhibit F Exhibit G Exhibit H-1 Exhibit H-2 Exhibit J Exhibit K-1 Exhibit K-2 Exhibit L Exhibit M Schedule A Schedule 7.3(i)

Form of Written Consent

Form of Non-Competition Agreement

Form of Employment Offer

Form of Agreement of Merger

Form of Second Step Agreement of Merger

Form of Escrow Agreement

Form of Shareholder Certificate

Form of Acquirer Officers’ Certificate

Form of Acquirer’s Secretary Certificate

Form of Pillsbury Winthrop Shaw Pittman, LLP Opinion

Form of Officers’ Certificate

Form of Secretary’s Certificate

Form of Orrick, Herrington & Sutcliffe LLP Opinion

Form of FiRPTA Certificate

Major Shareholders

Key Employees

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 6, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation and wholly owned subsidiary of SiRF and Centrality Communications, Inc., a California corporation, and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed August 6, 2007).

10.1	Lease, dated November 16, 2006, between the Registrant and UOL Property Investments PTE Ltd

31.1	Certification of Michael L. Canning pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Geoffrey Ribar pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification(1)

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