Form 10-Q
period 2007-09-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2007-11-07
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

60,012,585 shares of the Registrant’s common stock were outstanding as of October 31, 2007.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007 (2)	December 31, 2006 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,840	$133,817
Marketable securities	39,838	36,391
Accounts receivable, net of allowance for doubtful accounts of $135 and $321 as of September 30, 2007 and December 31, 2006, respectively	43,811	18,375
Inventories	24,182	16,472
Current deferred tax assets	9,344	11,743
Prepaid expenses and other current assets	6,119	6,912

Total current assets	202,134	223,710
Long-term investments	—	26,412
Property and equipment, net	10,437	8,469
Goodwill	213,401	55,967
Identified intangible assets, net	88,702	19,680
Long-term deferred tax assets	28,634	31,620
Other long-term assets	1,399	805

Total assets	$544,707	$366,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,984	$15,883
Accrued payroll and related benefits	12,461	10,508
Other accrued liabilities	5,595	4,127
Deferred margin on shipments to distributors	4,604	1,256
Deferred revenue	443	574
Advance contract billings	202	478
Rebates payable to customers	3,817	5,334
Short-term borrowings	3,629	189

Total current liabilities	51,735	38,349
Long-term deferred tax liabilities	483	462
Long-term income taxes payable	2,116	—
Long-term obligations	1,338	509

Total liabilities	55,672	39,320
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock	5	5
Additional paid-in-capital	529,234	355,690
Accumulated other comprehensive loss	(103)	(142)
Accumulated deficit	(40,101)	(28,210)

Total stockholders’ equity	489,035	327,343

Total liabilities and stockholders’ equity	$544,707	$366,663

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited Consolidated Financial Statements for the year ended December 31, 2006.

(2)

On January 1, 2007, the Company adopted EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, and FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The impact of changes in ‘accrued payroll and related benefits,’ ‘long term deferred and other tax liabilities,’ and ‘long-term obligations’ resulting from adoption of these new accounting pronouncements was recorded as cumulative effect adjustments to the opening balance of accumulated deficit in the September 30, 2007 Condensed Consolidated Balance Sheet. For additional information on the adoption of these new accounting pronouncements see Note 2.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$89,434	$61,266	$224,198	$165,815
License royalty revenue	1,727	2,409	4,828	7,710

Net revenue	91,161	63,675	229,026	173,525
Cost of revenue:
Cost of product revenue (excludes amortization of acquisition-related intangibles included below and includes stock-based compensation expense of $514 and $226 for the three months ended September 30, 2007 and 2006, respectively, and $1,053 and $486 for the nine months ended September 30, 2007 and 2006, respectively)	43,573	28,275	106,148	76,898

Gross profit	47,588	35,400	122,878	96,627
Operating expenses:
Research and development (includes stock-based compensation expense of $6,285 and $4,652 for the three months ended September 30, 2007 and 2006, respectively, and $15,588 and $12,490 for the nine months ended September 30, 2007 and 2006, respectively)	26,413	20,417	70,418	56,818
Sales and marketing (includes stock-based compensation expense of $2,072 and $1,132 for the three months ended September 30, 2007 and 2006, respectively, and $4,689 and $2,755 for the nine months ended September 30, 2007 and 2006, respectively)	7,408	4,875	19,908	13,907
General and administrative (includes stock-based compensation expense of $2,732 and $1,286 for the three months ended September 30, 2007 and 2006, respectively, and $6,411 and $3,164 for the nine months ended September 30, 2007 and 2006, respectively)	10,484	5,312	25,385	13,840
Amortization of acquisition-related intangible assets	4,486	1,382	6,609	4,088
Acquired in-process research and development expense	13,900	—	13,900	13,251

Total operating expenses	62,691	31,986	136,220	101,904

Operating income (loss)	(15,103)	3,414	(13,342)	(5,277)
Interest income, net	1,674	1,803	6,581	4,654
Other income (expense), net	71	(23)	(490)	(208)

Other income, net	1,745	1,780	6,091	4,446

Net income (loss) before provision for income taxes	(13,358)	5,194	(7,251)	(831)
Provision for income taxes	2,697	2,615	3,863	5,868

Net income (loss)	$(16,055)	$2,579	$(11,114)	$(6,699)

Net income (loss) per share:
Basic	$(0.28)	$0.05	$(0.21)	$(0.13)

Diluted	$(0.28)	$0.05	$(0.21)	$(0.13)

Weighted average number of shares used in per share calculations:
Basic	56,954	51,408	54,006	50,905

Diluted	56,954	55,585	54,006	50,905

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities:
Net loss	$(11,114)	$(6,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	27,907	19,421
Depreciation and amortization	3,952	4,037
Amortization of identified intangible assets	7,023	4,578
Impairment of identified intangible assets	365	319
Acquired in-process research and development expense	13,900	13,251
Deferred tax assets, net	(2,351)	(11,505)
Gain on disposal of property and equipment	(9)	—
Excess tax benefit from employee equity incentive plans	5,800	17,168
Gross excess tax benefit from stock-based compensation	(5,386)	(15,844)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,115)	(9,472)
Inventories	(3,714)	(329)
Prepaid expenses and other current assets	(2)	(1,291)
Other long-term assets	(379)	382
Accounts payable	(427)	2,164
Accrued payroll and related benefits	(355)	5,879
Other accrued liabilities	134	(452)
Deferred margin on shipments to distributors	3,348	(180)
Deferred revenue	(131)	743
Rebates payable to customers	(1,555)	487
Advance contracts billings	(276)	84

Net cash provided by operating activities	13,615	22,741

Investing activities:
Purchases of available-for-sale investments	(62,075)	(44,718)
Maturities and sales of available-for-sale investments	85,102	24,195
Net cash paid for business acquisitions, net of cash acquired and purchase accounting adjustments	(101,868)	(18,633)
Purchases of property and equipment, net of disposals	(4,513)	(2,444)
Purchases of intellectual property assets	(400)	(967)

Net cash used in investing activities	(83,754)	(42,567)

Financing activities:
Principal payments under capital leases obligations	(189)	(38)
Gross excess tax benefits from stock-based compensation	5,386	15,844
Proceeds from issuance of common stock	9,965	8,484

Net cash provided by financing activities	15,162	24,290

Net increase (decrease) in cash and cash equivalents	(54,977)	4,464
Cash and cash equivalents at beginning of period	133,817	83,882

Cash and cash equivalents at end of period	$78,840	$88,346

Supplemental disclosures of cash flow information:
Non-cash transactions:
Fair value of common stock issued and options assumed in connection with Centrality acquisition	$130,840	$—
Acquisition-related purchase accounting adjustment	$2,682	$330

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc., or SiRF or the Company, is the holding company for SiRF Technology, Inc., or SiRF Technology, which develops and markets semiconductor and software products that are designed to enable location-awareness utilizing Global Position System, or GPS, and other location technologies, enhanced by wireless connectivity capabilities such as Bluetooth, for high-volume mobile consumer devices and commercial applications. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001 when all of SiRF Technology’s capital was exchanged for SiRF capital.

Basis of Presentation

The consolidated financial statements include SiRF and its wholly owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2006.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, valuation of stock options, valuation of goodwill and long-lived assets, provision for doubtful accounts, provision for product warranty claims and valuation of deferred tax assets. Actual results could differ from those estimates.

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

The Company defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Also, several of the Company’s distributors purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances the Company’s accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust gross price to the applicable net price for those sales.

The Company enters into co-branding rebate agreements with certain customers and provides marketing incentives to certain distributors. Payments made under such co-branding rebate agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company generally records rebate reserves for both direct and indirect customers. All rebates that are intended to be settled in cash are separately presented in the consolidated balance sheets as ‘rebates payable to customers.’

SiRF licenses rights to use its intellectual property to allow licensees to utilize the Company’s technology. The Company also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. The Company recognizes premium software product revenue in accordance with

American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 97-2, Software Revenue Recognition. The Company earns royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. During the periods preceding the fourth quarter of 2006, the Company estimated and recorded the royalty revenue earned for sales by certain licensees, or Estimated Licensees, in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made.

Starting in the fourth quarter of 2006, the Company determined that due to business circumstances it could no longer reliably estimate royalty revenue from the Estimated Licensees. As such, the Company began recognizing all royalty revenue based solely on royalties reported by licensees during such quarter.

Subsequent to the sale of the Company’s premium software products, it has no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Inventory

Inventory costs are determined using standard costs that approximate actual costs under the first-in, first-out method. The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. The Company records a reserve for inventories that have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill

Identified intangible assets consist of acquired developed and core technology, customer relationships, non-compete agreements, assembled-workforce, patents, trade names and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives of less than one year to thirteen years.

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

When it is determined that the carrying value of identified intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company tests for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the initial test for recovery fails, measurement of impairment is based on the Company’s projected discounted cash flow, which requires the Company to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in the Company’s working capital and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2007 and determined there to be no impairment.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset. In preparing consolidated financial statements, the Company assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining provision for income taxes, deferred tax assets and liabilities for purposes of assessing the Company’s ability to utilize any future tax benefit from deferred tax assets. Refer to the Adoption of Recent Accounting Pronouncements below, for further information on the adoption of Financial Accounting Standards Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

Note 2. Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

Effective January 1, 2007, SiRF adopted EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF No. 06-02 prescribes that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement accumulates pursuant to SFAS No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to the sabbatical leave. The cumulative effect of adopting EITF No. 06-02 on January 1, 2007 has been recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit, net of tax, on the adoption date. As a result of the implementation of EITF No. 06-02, SiRF recognized an increase of approximately $1.0 million in ‘accrued payroll and related benefits’ and $0.3 million in ‘current deferred tax assets’ and ‘long-term deferred tax assets,’ which resulted in a net increase of $0.7 million in the opening balance of accumulated deficit in the September 30, 2007 condensed consolidated balance sheet. In prior years, SiRF accrued for the expense related to sabbatical leave when the employee fully vested in the benefit.

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

Upon adoption of FIN No. 48, the Company’s historical policy of including interest and penalties related to unrecognized tax benefits within the Company’s ‘provision for (benefit from) income taxes,’ remained unchanged. As of September 30, 2007, the Company had $0.3 million accrued for payment of interest and penalties related to unrecognized tax benefits ($0.2 million as of the adoption date of FIN No. 48). The Company recognized $0.1 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes for the three and nine months ended September 30, 2007.

The Company’s total amounts of unrecognized tax benefits as of January 1, 2007 (adoption date) was $5.6 million, of which $3.9 million, if recognized, would affect our effective tax rate. As of September 30, 2007, the Company’s total amounts of unrecognized tax benefits was $8.8 million, of which $5.6 million, if recognized, would affect its effective tax rate. Separately, the Company has recognized a net amount of $2.1 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its Condensed Consolidated Balance Sheets.

As of September 30, 2007, the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase over the next twelve months. The Company expects a shift in the geographical mix of its revenue and costs associated with its global operations. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to research and development tax credits and the allocations of revenue and costs amongst the Company’s global operations. The Company estimates the total amounts of unrecognized tax benefits associated with its research and development tax credits and the allocations of revenue and costs amongst the Company’s global operations to increase by approximately $0.5 million over the next three months. At this time the Company is unable to estimate the range of the reasonably possible change in unrecognized tax benefits over the next twelve months associated with the shift in the geographical mix of its revenue and costs related to changes in its global operations. The Company is not aware of any other unrecognized tax benefits that would significantly change in the next twelve months.

Although the Company files U.S. federal, U.S. state, and foreign tax returns, the Company’s only major tax jurisdiction is the United States and its 1995 – 2006 tax years remain subject to examination by the various taxing authorities or jurisdictions.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently assessing SFAS No. 157 and has not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on its financial position, results of operations and fair value disclosures.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing SFAS No. 159 and has not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on its financial position, results of operations and fair value disclosures.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including common stock subject to repurchase, stock options, warrants, restricted stock units and potential shares associated with employee stock purchase plan withholding. Refer to Note 5, Stock-Based Compensation, for further information.

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(16,055)	$2,579	$(11,114)	$(6,699)

Denominator:
Weighted average common shares outstanding	57,208	51,729	54,305	51,269
Less: Weighted average common shares outstanding subject to repurchase	(254)	(321)	(299)	(364)

Weighted average shares used in net income (loss) per common share, basic	56,954	51,408	54,006	50,905
Dilutive potential common shares:
Weighted average of repurchasable common stock outstanding	—	321	—	—
Weighted average of common stock options	—	3,454	—	—
Weighted average of common stock warrants	—	231	—	—
Weighted average of restricted stock units	—	78	—	—
Weighted average of employee stock purchase plan shares	—	93	—	—

Total weighted average shares used in net income (loss) per share, diluted	56,954	55,585	54,006	50,905

Net income (loss) per share:
Basic	$(0.28)	$0.05	$(0.21)	$(0.13)
Diluted	$(0.28)	$0.05	$(0.21)	$(0.13)

Potentially dilutive stock options to purchase 2.2 million shares and restricted stock units of 0.5 million were excluded from the computation of diluted net income per share during the three months ended September 30, 2006 as their effect would have been anti-dilutive.

Due to the Company’s net losses reported during the three months ended September 30, 2007 and nine months ended September 30, 2007 and 2006, common stock equivalents related to potentially dilutive repurchasable common stock, stock options, warrants, restricted stock units and employee stock purchase plan shares totaling 4.4 million shares, 5.0 million shares and 5.0 million shares, respectively, were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Note 4. Acquisitions

Businesses

Centrality Communications, Inc.

On August 6, 2007, SiRF acquired Centrality Communications, Inc., a developer of navigation processor solutions for portable navigation devices. The acquisition of Centrality is intended to enable SiRF to deliver end-to-end, multifunction location platforms employing system-on-chip, SOC, technology to location-enable a range of devices and services. The acquisition is further intended to expand SiRF’s engineering capabilities to deliver cost effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. The acquisition also helps SiRF’s customers, operators and content partners to add more value to their offerings and bring their products to market faster while enhancing the consumer experience. Under the terms of the definitive agreement, SiRF paid an aggregate of $108.2 million in cash and issued 5,992,159 shares of SiRF common stock in exchange for all of the outstanding common stock of Centrality. SiRF also assumed certain equity awards that may be exercised for an aggregate of 2,097,310 shares of SiRF common stock in exchange for Centrality outstanding stock options. Any equity award not assumed by SiRF received a cash payment equal to $5.44 per share for an aggregate of $1.7 million in additional purchase consideration. The operating results of Centrality have been included in SiRF’s consolidated financial results since the August 6, 2007 acquisition closing date. The following table summarizes the components of the total purchase price (in thousands):

Cash paid for Centrality common stock and for options not assumed	$109,938
Fair value of common stock issued	115,409
Fair value of stock options exchanged	36,485
Less: Unvested portion of the fair value of stock options	(21,054)
Direct acquisition costs (estimated)	1,500

Total purchase price	$242,278

The fair value of common stock issued by SiRF in connection with the acquisition was determined using a per share price of $19.26, which reflects the average of SiRF’s stock price during the three days prior to and including the acquisition close date.

In accordance with the terms of the definitive agreement, the conversion value of the options assumed was based on the exercise price of each Centrality option multiplied by a conversion ratio of 0.2542. The conversion ratio was calculated using a per share price of $21.385, which reflects a rolling average of SiRF’s stock price prior to the acquisition close date. The fair value of options assumed was estimated using a Black-Scholes option pricing model. The use of this model and method of determining valuation assumptions is in accordance with SFAS 123R, Share-Based Payment. See Note 5, Stock-Based Compensation, for discussion of this model and method of determining the valuation assumptions.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. An allocation of the purchase price was made to major categories of assets and liabilities based on management’s best estimates at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. The total purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows (in thousands):

Net tangible assets acquired	$6,681
Intangible assets acquired:
Developed technology	40,870
Customer relationships	26,800
Trade names	4,100
Non-compete agreements	4,240
In-process research and development	13,900
Net deferred tax liabilities	(12,582)
Goodwill	158,269

Total purchase price allocation	$242,278

As the Company finalizes certain valuation assumptions, adjustments may be recorded in the related purchase price allocation.

Intangible assets consist primarily of developed technology, customer relationships, trade names and non-compete agreements. Developed technology relates to Centrality’s Atlas and Titan family SoC platforms which are currently generating revenue. Customer relationships relate to Centrality’s ability to sell existing, in-process and future versions of its products to existing customers. Trade names and non-compete agreements represent future value to be derived associated with the use of existing trade names and reduced competition. The Company expects to amortize developed technology, customer relationships, trade names and non-compete agreements on a straight-line basis over their weighted average expected useful life of 3.3, 6.0, 3.5 and 2.0 years, respectively.

In-process research and development, or IPR&D, primarily relates to projects associated with Centrality’s next generation processor with enriched specifications, features and performance. The preliminary value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to present value. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Based on these factors, a discount rate of 25.0% was deemed appropriate for valuing the IPR&D. The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. At the date of acquisition, the net cash flows for the acquired IPR&D were expected to commence in 2008. Based on an independent valuation report prepared in relation to the Company’s acquisition of Centrality, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows (in thousands):

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
Next generation processor	$13,900	$4,400

In connection with the acquisition, the $13.9 million of IPR&D was charged to expense in the quarter ended September 30, 2007.

None of the goodwill recorded as part of the Centrality acquisition will be deductible for United States federal income tax purposes. Certain purchase price adjustments to goodwill are recorded when income tax deductions are realized from fully vested stock options that were assumed as part of the acquisition. The impact to goodwill is limited to the tax effect of the fair value of the nonqualified awards that were included in the purchase price. In the three and nine months ended September 30, 2007, the Company recorded $2.7 million in adjustments to goodwill for subsequent exercises of such stock options.

Pro forma financial information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of SiRF and Centrality, as though the acquisition had occurred as of the beginning of the periods presented. The pro forma financial information for all periods presented includes purchase accounting adjustments for depreciation on acquired property and equipment, charges recorded for acquired IPR&D, amortization charges from acquired identifiable intangible assets, adjustments to interest income, stock based compensation expense and related tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)
Net revenue	$92,958	$68,817	$244,160	$187,282
Net (loss)	$(9,018)	$(9,496)	$(38,126)	$(55,349)
Net (loss) per share - basic	$(0.15)	$(0.17)	$(0.65)	$(0.97)
Net (loss) per share - diluted	$(0.15)	$(0.17)	$(0.65)	$(0.97)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

Kisel Microelectronics, AB

On April 28, 2005, SiRF acquired Kisel Microelectronics, AB, a privately held limited liability company based in Stockholm, Sweden. The aggregate purchase consideration for this transaction was approximately $21.0 million, which includes direct transaction costs. Certain adjustments to the aggregate purchase consideration for Kisel are recorded in the period when the contingent cash payments are made to certain former Kisel shareholders upon achievement of certain milestones. During each of the second quarters of 2007 and 2006, the Company paid approximately $1.8 million in contingent cash payments associated with the Kisel acquisition, which resulted in an increase in goodwill related to this acquisition. There were no similar contingent cash payments made in each of the third quarters of 2007 and 2006.

Development-Stage Company

TrueSpan Incorporated

On March 14, 2006, SiRF acquired TrueSpan Incorporated, a development-stage company specializing in systems communication. The acquisition of TrueSpan is intended to add to SiRF’s systems expertise as the Company expands its offerings to include complex multifunction and location technology platform solutions. The aggregate purchase consideration for this acquisition was approximately $18.0 million, which includes direct transaction costs and cash acquired and excludes the fair value of assumed unvested TrueSpan stock options, issuance of unvested SiRF restricted stock units and future contingent payments. Such contingent payments will be made to certain former TrueSpan employees contingent upon their continued employment with SiRF and will not exceed $3.0 million. These contingent payments will result in compensation expense amortized on a straight-line basis over the related two-year service period. TrueSpan did not have a developed product, had no customers and was not generating revenue. Accordingly, the Company concluded the TrueSpan acquisition did not met the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations, as TrueSpan did not possess the ability to generate outputs (as defined by SFAS No. 141) in order to continue normal operations and generate a revenue stream by providing its products to customers. The negative excess of the fair value of the net assets acquired over purchase consideration was allocated on a proportionate basis to reduce the fair value of non-monetary assets acquired. The total fair value of net assets acquired, as adjusted for the allocation of excess fair value over purchase consideration, consisted of current assets of $1.2 million, property and equipment of $0.2 million, identified amortizable intangible assets of $1.0 million, net deferred tax assets of $3.4 million, less current liabilities assumed of $0.9 million and recognition of $13.3 million of charges for acquired IPR&D.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. At the time of acquisition, both chips were expected to be released in late 2007. At the time of acquisition for valuation purposes, the DVB technology was expected to have a useful life of 7-10 years. Additionally, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in 2006. At the time of acquisition for valuation purposes, the DVB software technology was assumed to have a useful life of 5 years and TrueSpan was expected to begin benefiting from both projects in 2007. This software development project was still in process as of December 31, 2006 and as of year end the DVB chip had taped out. As of September 30, 2007, the DVB chip is undergoing laboratory tests for functionality and compliance with technological standards and our firmware and software integration testing efforts are continuing. Over the next year the system integration and system validation of a reference design are the key activities prior to completion. There has been no material variations associated with the TrueSpan chip development projects.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of TrueSpan to IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon technological feasibility had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2007. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 40.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of TrueSpan, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows:

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

Note 5. Stock-Based Compensation

On January 1, 2006, SiRF adopted the provisions of SFAS No. 123R. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The fair value of SiRF’s stock options and the purchase rights under the Company’s 2004 Employee Stock Purchase Plan, or Purchase Plan, was estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS No. 123R, including the options’ expected life and the price volatility of the Company’s underlying common stock. Actual volatility, actual lives, and interest rates may differ from the Company’s assumptions, which would result in an actual value of the options being different than estimated. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R. SiRF continues to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within Staff Accounting Bulletin, or SAB No. 107. SAB No. 107 provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. As SiRF’s options are considered “plain vanilla” and no awards have been issued with a market condition, SiRF has elected to use this simplified method as it has limited historical exercise data or alternative information to reasonably estimate an expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The simplified method as provided within SAB No. 107 is only allowed for the transition period through December 31, 2007. During the transition period, SiRF is in the process of evaluating its expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. For options assumed in connection with our acquisition of Centrality, SiRF determined the expected term of such options by considering among other things, historical exercise patterns, and the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

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

Expected Dividend Yield: SiRF has not issued any dividends, nor does it expect to issue dividends in the near future; therefore, a dividend yield of zero was used.

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

The fair value of stock options, including options assumed in connection with our acquisition of Centrality, and new purchase rights under the Purchase Plan were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Stock Options				Purchase Plan
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.9%	4.6%	4.9%	—	—	4.9%	5.0%
Average expected term (in years)	3.16	4.58	3.66	4.90	—	—	1.25	1.25
Volatility	56%	50%	56%	50%	—	—	59%	55%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the third quarter of 2007 and 2006, was $14.64 and $12.41, respectively. The weighted average fair value of options granted, including options assumed in connection with acquisitions, with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the first nine months of 2007 and 2006, was $13.86 and $15.75, respectively. No options were granted in the periods presented with exercise prices below the deemed fair value of common stock. For options assumed in connection with acquisitions, the fair value of the option is estimated at the date of acquisition.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. There were no new purchase rights under the Purchase Plan valued during the third quarters of 2007 and 2006. The weighted average fair value of new purchase rights was $9.72 and $14.35 during the nine months ended September 30, 2007 and 2006, respectively.

Stock Option and Employee Stock Purchase Plan

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 30, 2007, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 2,988,540 shares of common stock were outstanding.

Options generally vest over a period of four years, generally become exercisable beginning nine months from the date of employment or grant and expire ten years from the date of grant. Unvested common stock issued to employees, directors and consultants under stock purchase agreements is subject to repurchase at the Company’s option upon termination of employment or services at the original purchase price. This right to repurchase expires ratably over the vesting period.

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

Under the 2004 Plan, options generally expire between six and ten years from the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to fully vest over a two to four year period. As of September 30, 2007, 5,665,208 options to purchase common stock and 1,804,504 unvested restricted stock units granted were outstanding and 4,082,295 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2007, the Board of Directors elected to not increase the number of shares reserved for issuance under the Purchase Plan. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were 119,507 shares of common stock issued under the Purchase Plan during the nine months ended September 30, 2007 and 1,731,152 shares were available for issuance under the Purchase Plan. As of September 30, 2007, there was $2.6 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of September 30, 2007, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 19,237 shares of common stock were outstanding.

Centrality 1999 Stock Plan

In August 2006, in conjunction with the acquisition of Centrality, SiRF assumed the existing Centrality Stock Plan, or the Centrality Plan. All unvested options granted under the Centrality Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of September 30, 2007, no additional options can be granted under the Centrality Plan and options to purchase a total of 1,700,429 shares of common stock were outstanding.

Outstanding Stock Options and Restricted Stock Units

A summary of stock option activity during the nine months ended September 30, 2007 is presented below:

Stock Options	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	8,404,868	$14.74
Granted	1,693,159	$23.18
Assumed in connection with Centrality acquisition	2,097,310	$2.33
Exercised	(1,401,305)	$5.35
Forfeited/Expired	(420,618)	$26.96

Outstanding at September 30, 2007	10,373,414	$14.38

As of September 30, 2007, there was approximately $53.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years. Net cash proceeds from the exercise of stock options were approximately $7.5 million and $8.5 million for the first nine months of 2007 and 2006, respectively. The aggregate intrinsic value of options exercised during the nine months of 2007 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $21.35 as of September 28, 2007, was approximately $22.4 million.

A summary of restricted stock unit activity during the nine months ended September 30, 2007 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2006	791,897	$31.00
Granted	1,225,335	$22.62
Vested	(152,592)	$32.73
Forfeited	(60,136)	$27.99

Unvested at September 30, 2007	1,804,504	$25.27

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant or as determined under EITF No. 99-12 for our acquisition-related restricted stock units. As of September 30, 2007, there was $32.1 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.4 years. During the nine months ended September 30, 2007, the weighted average grant date fair value of restricted stock units that vested was $5.0 million. The weighted average grant date fair value of restricted stock units that vested during the nine months ended September 30, 2006 was $1.1 million.

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

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of September 30, 2007, the Company had 390,639 contingent shares of common stock outstanding and $1.3 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 1.6 years.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at September 30, 2007.

Performance Share Awards

During the fourth quarter of 2006, the Company entered into a Performance Share Award Agreement with the Company’s CEO. This award provides the CEO with the opportunity to earn shares of SiRF common stock, the number of which shall be determined pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on the Company’s cumulative revenue growth and cumulative operating income margin over a two year period. The number of shares to be earned by the CEO ranges from zero to a maximum of 150,000 shares, with the target being 50,000 shares, depending on the extent to which the performance goals are met. The Company will withhold shares of common stock that otherwise would be issued to the CEO when the award is settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount.

During the second quarter of 2007, the Company entered into additional Performance Share Award Agreements with certain Company executives. These awards provide the executives with the opportunity to earn shares of SiRF common stock, with the targets for each executive ranging from 10,000 to 50,000 shares, depending on the extent to which the performance goals are met. The Company will withhold shares of common stock that otherwise would be issued to these executives when the award is settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount.

Following completion of the audited financial statements for the period of January 1, 2007 through December 31, 2007 and for the period of January 1, 2008 through December 31, 2008, or Performance Period, at a meeting of the Compensation Committee of the Board of Directors, which shall in no event be later than two and one-half months after the end of the Performance Period, the Committee will certify whether and to the extent the performance goals have been met and will direct the Company to issue the corresponding number of shares of common stock. The executives’ eligibility to receive issued shares of common stock is conditioned on their continuous employment with the Company through the end of the Performance Period.

As of September 30, 2007, the Company had $2.1 million of unrecognized compensation cost related to the above mentioned Performance Share Award Agreements, which is expected to be recognized on a straight-line basis over a weighted average period of 1.25 years. To the extent the anticipated number of shares to be earned changes, the corresponding compensation cost will be prospectively adjusted accordingly. In the third quarter of 2007, the Company adjusted the compensation cost downward as the anticipated number of shares expected to be earned decreased, resulting in a decrease in unrecognized compensation expense of $0.9 million.

Note 6. Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Raw materials/Work-in-process	$6,708	$4,024
Finished goods	17,474	12,448

Total inventories	$24,182	$16,472

The balance as of September 30, 2007 includes inventory acquired as part of the Company’s acquisition of Centrality on August 6, 2007. Refer to Note 4, Acquisitions, for further information.

The comparative inventory information as of December 31, 2006, presented above, reflects a reclassification of approximately $1.9 million previously reported as finished goods in the Company’s December 31, 2006 Form 10-K to raw materials.

Note 7. Segment and Geographical Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision maker in evaluating the Company’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net revenue:
United States	$8,618	$8,806	$34,070	$28,818
Export sales from the United States:
Taiwan	53,179	42,765	126,131	106,718
China	12,662	2,348	22,692	3,841
Singapore	531	3,386	7,895	15,630
Other	16,171	6,370	38,238	18,518

Total net revenue	$91,161	$63,675	$229,026	$173,525

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

The Company derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. The Company believes that over 90% of its net revenue during the third quarter and first nine months of 2007 and 2006 was attributable to products that were eventually incorporated into the automotive, mobile phone and consumer device markets. The comparative net revenue by geographic region information for the three and nine months ended September 30, 2006, presented above, reflects reclassifications between various countries for discount and credits to end customers associated with distributor sales.

Note 8. Customer Concentration

The following table summarizes net revenue as a percentage of total net revenue and accounts receivable as a percentage of net accounts receivable for customers that accounted for 10% or more of net revenue or net accounts receivable:

			Net Revenue
	Net Accounts Receivable		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2007	December 31, 2006	2007	2006	2007	2006
Customer
A	34%	40%	35%	50%	34%	44%
B	5%	12%	10%	9%	13%	10%
C	12%	—	14%	12%	12%	12%
D	3%	11%	2%	1%	4%	5%

Note 9. Goodwill and Identified Intangible Assets

The following table summarizes the activity of the Company’s goodwill during the nine months ended September 30, 2007:

Nine Months Ended September 30, 2007
(In thousands)
Balance, beginning of period	$55,967
Goodwill related to Centrality acquisition (a)	155,587
Goodwill related to Kisel acquisition (b)	1,847

Balance, end of period	$213,401

(a)

Amount represents goodwill recorded in connection with the Company’s acquisition of Centrality of $158.3 million, offset by $2.7 million of adjustments to goodwill related to subsequent exercises of assumed options that were vested at the time of acquisition.

(b)	Amount represents contingent cash payments paid to certain former Kisel shareholders.

Identified intangible assets at September 30, 2007, consists of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$64,569	$(21,687)	$42,882
Acquisition-related customer relationships	45,310	(10,030)	35,280
Acquisition-related assembled workforce	1,479	(882)	597
Acquisition-related patents	2,000	(359)	1,641
Acquisition-related trade names	4,100	(195)	3,905
Acquisition-related non-compete agreements	4,240	(353)	3,887

Total acquisition-related intangible assets	121,698	(33,506)	88,192
Intellectual property assets	1,788	(1,278)	510

Total identified intangible assets	$123,486	$(34,784)	$88,702

Identified intangible assets at December 31, 2006, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$23,699	$(17,697)	$6,002
Acquisition-related customer relationships	18,510	(8,254)	10,256
Acquisition-related assembled workforce	1,479	(703)	776
Acquisition-related patents	2,000	(243)	1,757

Total acquisition-related intangible assets	45,688	(26,897)	18,791
Intellectual property assets	1,388	(499)	889

Total identified intangible assets	$47,076	$(27,396)	$19,680

Amortization expense of acquisition-related intangible assets was $4.5 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $6.6 million and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively. Amortization of intellectual property assets was $0.1 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively, and was included in research and development expense. The weighted average estimated useful life for developed and core technology, customer relationships, assembled workforce, patents, trade names, non-compete agreements and intellectual property assets were 3.5, 7.2, 4.0, 13.0, 3.5, 2.0 and 2.5 years, respectively.

During the three months ended September 30, 2007 and 2006, the Company recorded a non-cash impairment charge of approximately $0.4 million and $0.3 million, respectively, reflected in research and development expense, related to intellectual property assets that have no future benefit or alternative uses as a result of a reallocation of resources among existing research and development projects.

Estimated future amortization expense related to identified intangible assets at September 30, 2007 is as follows:

Amount
Fiscal Year Ending:	(In thousands)
2007 (remaining 3 months)	$6,313
2008	25,039
2009	22,714
2010	15,878
2011	6,403
Thereafter	12,355

Total	$88,702

Note 10. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors, are as follows:

	September 30, 2007	December 31, 2006
	(In thousands)
Deferred distributor revenue	$7,599	$2,019
Less: inventory held at distributors	(2,995)	(763)

Deferred margin on shipments to distributors	$4,604	$1,256

Note 11. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net income (loss)	$(16,055)	$2,579	$(11,114)	$(6,699)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	39	238	38	235

Total comprehensive income (loss)	$(16,016)	$2,817	$(11,076)	$(6,464)

Note 12. Debt Obligations

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (7.75% as of September 30, 2007). The line of credit is available through February 2009. There were no borrowings under the line of credit as of September 30, 2007 or December 31, 2006. There were no letters of credit collateralized by the line of credit as of September 30, 2007 or December 31, 2006.

In connection with the Company’s acquisition of Centrality, SiRF assumed borrowings under a loan and security agreement totaling $3.5 million, recorded as short-term borrowings as of September 30, 2007. Borrowings under the loan and security agreement bear interest equal to the prime rate (7.75% at September 30, 2007) plus 2.25%. No additional borrowings are available under the loan and security agreement. The $3.5 million outstanding is payable over 36 months, maturing in March 2010, however, the Company intends to pay down the outstanding balance within one year. Pursuant to the terms of the loan and security agreement entered into by Centrality, borrowings under the agreement are guaranteed by the Company.

Also, in connection with the acquisition of Centrality, the Company assumed a revolving line of credit that provides for borrowings up to $3.0 million, under which there were no borrowings outstanding as of September 30, 2007. Borrowings under the revolving line of credit bear interest equal to the prime rate (7.75% at September 30, 2007) plus 0.25%. The Company intends to close the revolving line of credit within one year.

Note 13. Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, may be considered related parties. The Company entered into an agreement with Skyworks Solutions, Inc. to manufacture some of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. SiRF purchases from Skyworks were not significant during the three months and nine months ended September 30, 2007 and 2006. SiRF did not have any trade payables to Skyworks as of September 30, 2007 and did not have significant amounts of non-cancelable purchase orders. As of December 31, 2006, SiRF had $0.2 million of trade payables to Skyworks and did not have significant amounts of non-cancelable purchase orders.

As discussed above in Note 4, Acquisitions, during the first quarter of 2006, SiRF acquired TrueSpan, a development-stage company specializing in systems communication. One of SiRF’s board members, Diosdado P. Banatao, is a founder of Tallwood Venture Capital, or Tallwood, a venture capital firm focusing on semiconductors and semiconductor related technologies. Tallwood was an investor in TrueSpan and owned 4.0 million shares of preferred stock at the time of acquisition. Diosdado P. Banatao recused himself from the Company’s decision to acquire TrueSpan. There was no preferential treatment given to Tallwood as part of this acquisition and the preferred stock owned by Tallwood was purchased at the same payout rate as other holders of preferred stock.

Note 14. Commitments and Contingencies

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

On December 15, 2006, SiRF Technology, Inc. filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code. On June 7, 2007, the District Court stayed certain of the claims and counterclaims pending resolution of the two ITC investigations described below.

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

The outcome of any litigation, including the lawsuits between the Company and Global Locate, is uncertain and either favorable or unfavorable outcomes could have a material impact on the Company’s results of operations. The Company intends to defend the lawsuits vigorously and enforce the use of its intellectual property only to those authorized to do so.

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

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected growth of the location-based services, portable navigation devices and wireless markets and their impact on our business, our product development, our belief that we have leading edge technology, enhancing our efficiencies in logistics management, impact and success of the Centrality acquisition, our ability to meet market demand for low power and small size Global Positioning Systems functionality products, the anticipated benefits of our products, joint development of certain products, our competitive position, the decline in average selling prices, our expectations regarding the amount of our net revenue from sales to the Asia-Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia-Pacific region are subsequently sold to original equipment manufacturers outside of that region, increases in research and development costs, amortization of acquisition-related intangible assets, sales and marketing expenses, general and administrative expenses and stock-based compensation charges, our anticipated growth, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, impact from changes in interest rates and foreign currency rates, our disclosure controls and procedures, our expectations on competition, our dependency on establishing and maintaining relationships with established providers and industry leaders, our successful integration of acquired businesses, our acquisitions of or investments in complementary technologies, our expectations regarding our dependency on future sales of the SiRFstarIII product line, our revenues and sources of revenues, our international operations, fluctuation of our revenue and operating results, our gross margins, our operating expenses, our ability to successfully implement our new ERP system, our dependency on relationships with and concentration of our customers, price reductions, dependency on qualified personnel, our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings . These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our ability to successfully integrate acquired businesses, our product warranties, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS®, Centrality®, Atlas®, the SiRF name and orbit design logo are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, Multimode Location Engine™, SiRFSoftGPS™, SiRFDiRect™ LocativeMedia™, SiRFDemo™ , SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™, Titan™, Autonomy™, SiRFatlas™, SiRFtitan™, and Go Ahead, Explore™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

The following discussion of our financial condition and results of operations should be read together with the Condensed Consolidated Financial Statements and accompanying notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

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

As usage of GPS technology for high volume applications is still in the early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. We continue to see the growth of portable navigation systems as a major driver in our growth throughout 2007. Location-based services, or LBS, are offered by some wireless network operators as a way to send information to cell-phone subscribers based on their current location. While the LBS market for wireless operators is in its early stages, we expect it to continue to be a growth driver for our business. Our long-term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant effort on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

Furthermore, our markets are becoming more competitive resulting in increased pricing pressure on our products. While we believe that we have leading edge technology, our ability to compete and maintain current product margin levels depends on our technological leadership, fast design cycle time and low product cost structure. We also continue to enhance our efficiencies in logistics management and work with our semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain our overall cost structure.

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

During the third quarter of 2007, as compared to the corresponding prior year period, we observed steady growth in the overall market for GPS-enabled devices across all our target platforms with the portable navigation devices being the largest contributor to our revenue mix. The portable navigation device market continues to show momentum with existing suppliers broadening their product lines and increasing their sales, and new suppliers entering the market. We continue to build on our market leadership position and have expanded our customer base by winning new designs at existing customers, as well as with new customers. We believe that our position in the wireless market was significantly strengthened through the launch of new products and alliances formed during the first nine months of fiscal 2007. The mobile phone market also showed steady progress with many of our handset customers designing products based on our SiRFstarIII GSC3LT and GSCi-5000 chips.

Acquisitions

In March 2006, we acquired TrueSpan Incorporated, a privately-held Delaware corporation, formed in August 2004 and located in Long Beach, California and in Bangalore, India. The acquisition of TrueSpan, a development-stage technology company with significant communications systems expertise, has added to our systems expertise as we expand our offerings to include complex multifunction and location technology platform solutions.

In August 2007, we acquired Centrality Communications, Inc, a privately-held developer of navigation processor solutions for portable navigation devices based in Redwood City, California. The acquisition of Centrality is intended to enable SiRF to deliver end-to-end, multifunction location platforms employing system-on-chip, orSoC, technology to location-enable a range of devices and services. The acquisition is further intended to expand our engineering capabilities to deliver cost-effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. The acquisition also helps our customers, operators and content partners to add more value to their offerings and bring their products to market faster while enhancing the consumer experience.

New Product Offerings and Developments

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

In 2006, we announced the following new products: SiRFInstantFix, our premium software offering designed to minimize the start-up wait time for GPS systems; SiRFstarIII GSC3LT family, our most power-efficient and the smallest version of our flagship SiRFstarIII architecture ideal for a wide range of GPS enabled consumer mobile devices; and GSCi-5000, our extremely small multimode A-GPS chip, based on a new architecture related to the Motorola product family acquisition, which is optimized to address the space and cost constraints of cellular handsets. We also introduced our SiRFstarIII GSC3/LP, a lower power version of our SiRFstarIII based architecture. Strong interest and design win activity for these products are important for our revenue growth in 2007 and beyond.

During the first quarter of 2007, we announced the SiRFstarIII GSD3t, which is our first 90 nm RFCMOS single die SiRFstarIII architecture-based product. The SiRFstarIII architecture-based GSD3t brings the SiRFstarIII class GPS performance to price-conscious and space-constrained mobile devices, such as cell phones. Our design pipeline for SiRF’s products in the wireless space includes multiple platforms at tier one handset customers, as well as designs at leaders in the smartphone market and at original design manufacturers.

During the second quarter of 2007, we introduced SiRFDiRect technology, a premium software offering that achieves navigation accuracy and coverage previously available only in costly, permanently installed in-car systems. Employing sophisticated algorithms that take advantage of closely coupled GPS and dead-reckoning sensor measurements, SiRFDiRect technology will deliver high quality positioning, even in locations with limited GPS signals, without the installation inconvenience and high cost of traditional in-dash navigation systems.

During the second quarter of 2007, we also announced that the SiRFstarIII architecture will provide the GPS-based location awareness for products based on the new Intel Ultra Mobile Platform 2007. The low-power SiRFstarIII GSC3LT, which provides the integrated GPS functionality for Intel Ultra Mobile PC and Mobile Internet Device platforms, together with support from the SiRFecosystem global developer community, are designed to enable manufacturers to create compelling new location-based applications that complements today’s mobile lifestyle with a locative experience. We also announced a strategic relationship with Openwave Systems Inc., a provider of software products and services for the communications industry, to bring the power of location to Web 2.0 mobile applications. We will work together to integrate SiRF’s SiRFstudio location capabilities with Openwave® MIDAS, a Mobile AJAX-based application development platform, enabling wireless operators, content publishers, and software developers to easily employ the context of location when creating mobile widgets, rich data services and online idle screen user interfaces on mobile devices. Together with Openwave we plan to jointly market the combined solution globally to wireless operators and mobile handset and device OEMs, enabling them to create the next-generation of innovative location-based mobile widgets and services for consumer and enterprise market segments.

During the third quarter of 2007, we signed a license and joint development agreement with Intel Corporation on certain future product platforms to help location and wireless connectivity become more mainstream in next generation mobile devices. As part of this agreement the two companies agreed to cooperate in the marketing and selling of these future products to customers developing a wide range of mobile devices worldwide. This agreement supports our long term strategy for growth and is designed to strengthen our position in mobile devices.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Our critical accounting policies include: (1) revenue recognition, which impacts the recording of revenue; (2) valuation of inventories, which impacts cost of revenue and gross margin; (3) stock-based compensation, which impacts cost of product revenue, gross margin and operating expenses, as well as our footnote disclosures; (4) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts cost of product revenue and operating expenses; and (5) income taxes which impacts provision for income taxes and the valuation of our deferred tax assets and liabilities. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition. We derive revenue primarily from sales of semiconductor chip sets and licenses of our intellectual property and premium software products. Revenue from sales of semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. Transfer of title occurs based on defined terms in customer purchase orders. We record reductions to chip set revenue for expected product returns based on our historical experience and other known factors.

We defer recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of our products. Also, several of our distributors purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances our accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust gross price to the applicable net price for those sales.

We enter into co-branding rebate agreements with certain customers and provide marketing incentives to certain distributors. Payments made under such co-branding rebate agreements and marketing incentives are recorded as a reduction of revenue in accordance with Emerging Issues Task Force, or EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). We generally records rebate reserves for both direct and indirect customers. All rebates that are intended to be settled in cash are separately presented in the consolidated balance sheets as ‘rebates payable to customers.’

We license rights to use our intellectual property to allow licensees to utilize our technology. We also license rights to use our premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. We recognize premium software product revenue in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 97-2, Software Revenue Recognition. We earn royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. During the periods preceding the fourth quarter of 2006, we estimated and recorded the royalty revenue earned for sales by certain licensees, or Estimated Licensees, in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made.

Starting in the fourth quarter of 2006, we determined that due to business circumstances we could no longer reliably estimate royalty revenue from the Estimated Licensees. As such, we began recognizing all royalty revenue based solely on royalties reported by licensees during such quarter.

Subsequent to the sale of our premium software products, we have no obligation to provide any modification, customization, upgrades, or enhancements. The cost of revenue associated with licenses is insignificant.

Inventory. We record a reserve for inventories which have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve estimates, such as customer product demand projections based on our historical experience, timing of new product introductions, timing of customer transitions to new products and sell through of products at different average selling prices. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Stock-Based Compensation. We measure stock-based compensation expense at the grant date, based on the fair value of the underlying equity award and the associated expense is recognized over the requisite service period. The fair value of our employee stock options and our 2004 Employee Stock Purchase Plan, or Purchase Plan, rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 5 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this form Quarterly Report on Form 10-Q, including the price volatility of the underlying stock and the option’s expected term. Our options are considered “plain vanilla” as defined by Staff Accounting Bulletin, or SAB, No. 107. We elected to use the simplified method as prescribed by the Securities and Exchange Commission’s SAB No. 107, to estimate the option’s expected term as we have limited historical exercise data or alternative information to estimate a reasonable expected term assumption. The simplified method assumes that all options will be exercised midway between the vesting date and the contractual term of the option. The simplified method as provided by SAB No. 107 is only allowed for the transition period through December 31, 2007. During the transition period, we will evaluate our expected term assumption to consider among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. For options assumed in connection with our acquisition of Centrality, SiRF determined the expected term of such options by considering among other things, historical exercise patterns, and the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We utilize our own historical volatility in valuing our stock option grants and purchase rights under the Purchase Plan. We also evaluate the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption based upon our historical stock price volatility. Actual volatility, our options’ actual lives, and interest rates may be different from our assumptions, which would result in an actual value of the options being different than estimated. We elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R, Share-Based Payment and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date.

Assessment of Long-Lived and Identified Intangible Assets and Goodwill. Identified intangible assets consist of acquired developed and core technology, customer relationships, non-compete agreements, assembled-workforce, patents, trade names and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives of less than one year to thirteen years.

We are required to assess the potential impairment of identified intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets;

•	significant negative industry or economic trends; and

•	significant decline in our market capitalization.

When it is determined that the carrying value of identified intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the initial test for recovery fails, measurement of impairment is based on our projected discounted cash flow, which requires us to make significant estimates and assumptions regarding future revenue and expenses, projected capital expenditures, changes in our working capital and the relevant discount rate. Should actual results differ significantly from current estimates, impairment charges may result.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We perform our impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. We conducted our annual impairment test as of September 30, 2007 and determined there to be no impairment.

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

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for United States federal and state provisions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We evaluate our uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. We only recognize tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. We measure these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. We exercise significant judgment in estimating the final resolution of our tax positions with a taxing authority. We believe we have adequately provided for any reasonably foreseeable adjustments to our tax liability. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary in accordance with FIN No. 48. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10Q for additional information on the impact of adopting FIN No. 48.

Adoption of Recent Accounting Pronouncements

During the first quarter of 2007, we adopted EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences and FIN No. 48. Refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information on the impact of adopting these new accounting pronouncements.

Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We are currently assessing SFAS No. 157 and have not yet determined the impact, if any, that the adoption of SFAS No. 157 will have on our financial position, results of operations and fair value disclosures.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing SFAS No. 159 and have not yet determined the impact, if any, that the adoption of SFAS No. 159 will have on our financial position, results of operations and fair value disclosures.

Results of Operations

Revenue

The following table sets forth our revenue for the third quarter and first nine months of 2007 and 2006:

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
	(Dollars in thousands)
Product revenue	$89,434	98%	$61,266	96%	$224,198	98%	$165,815	96%
License royalty revenue	1,727	2%	2,409	4%	4,828	2%	7,710	4%

Net revenue	$91,161		$63,675		$229,026		$173,525

Increase, period over period	$27,486				$55,501

Percentage increase, period over period	43%				32%

Net revenue increased 43% and 32% in the third quarter and first nine months of 2007, respectively, as compared to the corresponding prior year periods due primarily to an increase in product revenue. Centrality contributed to an $8.8 million increase in product revenue in the third quarter and first nine months of 2007, respectively. Our unit shipments of chipsets increased 91% and 74% in the third quarter and first nine months of 2007, respectively, as compared to the corresponding prior year periods, which was due primarily to increased sales of our product lines based on our SiRFstarIII architecture. The increases in unit shipments of chip sets was partially offset by 23% and 22% decline in the average selling prices of our products in the third quarter and first nine months of 2007, respectively, as compared to the corresponding prior year periods. The declines in average selling prices were a result of overall competitive pricing pressures on our products. Declining average selling prices over time are expected and will likely continue to occur on sales of our SiRFstarIII product line. Increased sales volumes in the third quarter and first nine months of 2007, respectively, were driven by continued growth in the automotive markets, especially portable navigation devices and the wireless market.

License royalty revenue as a percentage of total net revenue declined in the third quarter and first nine months of 2007, as compared to the prior year periods and this trend is expected to continue. The decreases in both periods were due primarily to declines in unit volumes and average per unit-pricing with various customers.

Net revenue from international sales was approximately 91% and 86% of net revenue in the third quarter of 2007 and 2006, respectively, and 85% and 83% of net revenue in the first nine months of 2007 and 2006, respectively. Net revenue from international sales to the Asia-Pacific region accounted for approximately 84% and 81% of net revenue in the third quarter of 2007 and 2006, respectively, and 79% and 76% of net revenue in the first nine months of 2007 and 2006, respectively. International sales increased as a percentage of total net revenue in the third quarter and first nine months of 2007, as compared to the corresponding prior year periods, due primarily to larger international sales to the Asia-Pacific region associated with increases in unit shipments of chip sets and in the number of customers and, to a lesser extent, our acquisition of Centrality, which had a large concentration of customers in the Asia-Pacific region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in the Asia-Pacific region as many of our VAMs, ODMs and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia-Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia-Pacific region. All of our sales are denominated in United States dollars.

Gross Profit

Gross profit consists of net revenue, less cost of product revenue, which consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, all of which are associated with product revenue. Cost of product revenue excludes amortization of acquisition-related intangible assets. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Total cost of product revenue for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Cost of product revenue	$43,573	$28,275	$106,148	$76,898

Percentage of net revenue	48%	44%	46%	44%

Increase, period over period	$15,298		$29,250

Percentage increase, period over period	54%		38%

Gross profit and gross margin for the periods reported were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Gross profit	$47,588	$35,400	$122,878	$96,627

Gross margin	52%	56%	54%	56%

Increase, period over period	$12,188		$26,251

Percentage increase, period over period	34%		27%

Product gross margin for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product gross margin	51%	54%	53%	54%

The increases in cost of product revenue and gross profit in the third quarter and first nine months of 2007 correlate with the increases in our net revenue during the same periods. Gross margin declined in the third quarter and first nine months of 2007, as compared to the corresponding prior year periods, due primarily to fair value adjustments recorded to inventory acquired as part of our acquisition of Centrality in August 2007 that was subsequently sold to end customers in the third quarter of 2007. The declines in gross margins were also attributed to continued declines in average selling prices driven by increased sales volumes and competitive pricing pressures. Also, gross margins were impacted by our license royalty revenue representing a smaller percentage of total net revenue, as compared to the corresponding prior year periods. The declines in gross margins were partially offset by reductions in our product costs during both periods, as compared to the prior year.

In the future, our gross margin may be affected by increased competition and related decreases in unit average selling prices, changes in the mix of products sold (including the extent of license royalty revenue), the availability and cost of products from our suppliers, manufacturing yields (particularly on new products), increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Our results of operations for the third quarter and first nine months of 2007 and 2006 include non-cash expenses related to the estimated fair value of employee stock-based compensation awards. The following table provides the amounts recorded within operating expenses for employee stock-based compensation expense during the third quarter and first nine months of 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Operating expenses include the following stock-based compensation expense:
Research and development	$6,285	$4,652	$15,588	$12,490
Sales and marketing	$2,072	$1,132	$4,689	$2,755
General and administrative	$2,732	$1,286	$6,411	$3,164

As of September 30, 2007, we had approximately $53.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years. As of September 30, 2007, there was also $32.1 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.4 years. In addition, we also had $2.6 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods and $2.1 million of unrecognized compensation cost related to the Performance Share Award Agreements, which are expected to be recognized over a weighted average period of 1.25 years.

Research and Development

Research and development expense consists primarily of salaries, bonuses, benefits and stock-based compensation expense for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Research and development expense for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Research and development	$26,413	$20,417	$70,418	$56,818

Percentage of net revenue	29%	32%	31%	33%

Increase, period over period	$5,996		$13,600

Percentage increase, period over period	29%		24%

Research and development expense increased in the third quarter and first nine months of 2007, as compared to the corresponding prior year periods, primarily due to a 47% and 83% increase in headcount, which resulted in increases in headcount related expenses of approximately $3.6 million and $6.7 million, respectively. The increase in headcount was primarily attributed to our acquisition of Centrality in August 2007 for the third quarter of 2007. The increase in headcount for the first nine months of 2007 was attributed to our acquisition of Centrality, as well as the overall growth of our business. The increases in research and development expense during the third quarter and first nine months of 2007 were further attributable to increases in stock-based compensation expense of approximately $1.6 million and $3.1 million, respectively, related to the increases in headcount and to the issuance of the annual stock-based compensation awards granted in the second quarter of 2007. In conjunction with recent acquisitions, approximately $0.6 million and $2.1 million of acquisition-related contingent payments were recorded as compensation expense in the third quarter and first nine months of 2007, respectively. Acquisition-related contingent payments during the third quarter and first nine months of 2006 were $1.0 million and $2.4 million, respectively. Additionally, increased facility-related costs and costs of outside engineering services, as well as increased depreciation of engineering equipment attributed to the overall increases in research and development activities. We expect our research and development costs to increase in absolute dollars as we continue to invest in the development of new products in the future.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Sales and marketing	$7,408	$4,875	$19,908	$13,907

Percentage of net revenue	8%	8%	9%	8%

Increase, period over period	$2,533		$6,001

Percentage increase, period over period	52%		43%

The increases in sales and marketing expense in the third quarter and first nine months of 2007, as compared to the corresponding prior year periods, were primarily due to a 46% and 44% increase in headcount, which resulted in increases in compensation related expenses of approximately $1.0 million and $2.3 million, respectively. The increases in sales and marketing expense during the third quarter and first nine months of 2007 were further attributable to increases in stock-based compensation expense of approximately $0.9 million and $1.9 million, respectively, related to the increases in headcount and to the issuance of the annual stock-based compensation awards that were granted in the second quarter of 2007. Additionally, increased costs associated with sales and marketing activities, such as trade shows, travel and entertainment and facility-related costs attributed to the overall increases in sales and marketing expense. We expect sales and marketing expense to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts and incur higher sales commissions with the anticipated growth of our business.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expense for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
General and administrative	$10,484	$5,312	$25,385	$13,840

Percentage of net revenue	12%	8%	11%	8%

Increase, period over period	$5,172		$11,545

Percentage increase, period over period	97%		83%

The increases in general and administrative expense in the third quarter and first nine months of 2007, as compared to the corresponding prior year periods, were primarily due to increased costs for on-going litigation activities and other legal expenses of $2.7 million and $5.2 million, respectively. The increases in general and administrative expense during both periods were attributable to increases in stock-based compensation expense of approximately $1.4 million and $3.2 million, respectively, related to the increases in headcount and to the issuance of the annual stock-based compensation awards that were granted in the second quarter of 2007. Additionally, the increases in general and administrative expense in the third quarter and first nine months of 2007 were due to increases in headcount related expenses of approximately $0.8 million and $1.8 million, respectively. Also contributing to the increases in general and administrative expenses during both periods were increases in accounting and professional consulting services. We expect general and administrative expense, including legal expenses associated with ongoing and future litigation matters, to increase in absolute dollars as we have ongoing litigation activities, hire additional personnel and incur costs related to the anticipated growth of our business, our operations and investments in our information technology infrastructure.

Amortization of Acquisition-Related Intangible Assets

Acquired intangible assets other than goodwill consist of acquired developed and core technology, customer relationships, assembled workforce, patents, trade names, and non-compete agreements. Amortization of intellectual property assets is included in research and development expense. Acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from less than one year to 13 years. Amortization of acquisition-related intangibles for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$4,486	$1,382	$6,609	$4,088

Percentage of net revenue	5%	2%	3%	2%

Increase, period over period	$3,104		$2,521

Percentage increase, period over period	225%		62%

Amortization of acquisition-related intangible assets increased in the third quarter and first nine months of 2007, as compared to the corresponding prior year periods primarily due to amortization expense of $3.5 million in both periods associated with intangible assets acquired as part of the Centrality acquisition in August 2007. The increases were partially offset by lower amortization expense due to certain acquisition-related assets having been fully amortized. The amortization of acquisition-related intangible assets does not include amortization of intellectual property assets which is included in research and development expense.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense for the periods reported was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Acquired in-process research and development expense	$13,900	$—	$13,900	$13,251

Percentage of net revenue	15%	—	6%	8%

Decrease/Increase, period over period	$13,900		$649

Percentage decrease/increase, period over period	100%		5%

In connection with the acquisition of Centrality during the third quarter of 2007, we allocated approximately $13.9 million of the purchase price to acquired in-process research and development expense or IPR&D. IPR&D primarily relates to projects associated with Centrality’s next generation processor with enriched specifications, features and performance. As of the acquisition date, Centrality was in the process of developing its next generation of processors. As there was significant risk associated with not completing the next generation processors and there was no alternative future use for the technology, the technology was considered to be IPR&D. At the date of the acquisition, the next generation processors were expected to be released in mid 2008.

In connection with the acquisition of TrueSpan during the first quarter of 2006, we allocated approximately $13.3 million of the purchase price to acquired IPR&D. The amount allocated to acquired IPR&D was immediately expensed in the period the acquisitions were completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, and Radio Frequency, or RF, chips. The design for the chips was believed to be near completion, but significant risks and uncertainties in the design still existed and diagnosis of verification errors required debugging. Both of these chips were expected to be released in late 2007 at the time of the acquisition. TrueSpan was also working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in late 2006 at the time of the acquisition. As of September 30, 2007, the DVB chip is undergoing laboratory tests for functionality and compliance with technological standards and our firmware and software integration testing efforts are continuing. Over the next year the system integration and system validation of a reference design are the key activities prior to completion. There have been no material variations associated with the TrueSpan chip development projects.

We are not currently aware of any variations between projected results and actual results in excess of normal variations within the semiconductor industry, or of any new risks or uncertainties associated with completing development within a reasonable period of time of our original estimates. If we do not complete development on these projects or if we do not achieve market acceptance in a timely manner, our results of operations and financial condition could be adversely affected.

Other Income, Net

Other income, net, consists primarily of interest earned on our cash and investments. Other income, net, was $1.7 million and $1.8 million in the third quarter of 2007 and 2006, respectively, and $6.1 million and $4.4 million in the first nine months of 2007 and 2006, respectively.

Other income, net, remained flat in the third quarter of 2007 compared to the corresponding prior year period. Interest income was slightly lower during the third quarter of 2007 due to lower invested balances as a result of cash paid totaling $109.9 million in connection with our acquisition of Centrality. While interest income declined compared to the prior year period, the decrease was offset by significantly higher invested amounts maintained prior to our acquisition of Centrality in August 2007.

Other income, net, increased in the nine months ended September 30, 2007, as compared to the corresponding prior year period, primarily a result of higher invested balances maintained in the current year period prior to our acquisition of Centrality, and higher returns earned on invested amounts. The increase was partially offset by a final employee arbitration award against us that was recorded during the first quarter of 2007.

Provision for Income Taxes

Provision for income taxes was $2.7 million and $2.6 million in the third quarter of 2007 and 2006, respectively, and $3.9 million and $5.9 million in the first nine months of 2007 and 2006, respectively. Our estimated effective tax rate was a provision of 20% and 50% in the third quarter of 2007 and 2006, respectively, and a provision of 53% and 706% in the first nine months of 2007 and 2006, respectively. The provision for income taxes in the third quarter and first nine months of 2007 differs from the amount computed by applying the statutory federal rate primarily due to nondeductible acquired in-process research and development expense incurred as part of the Centrality acquisition and a revision to a prior period estimated research and development tax credit, partially offset by benefits from current period research and development tax credits and the excess tax benefits associated with disqualified dispositions of incentive stock options and Purchase Plan and their effect on the research and development tax credit. The provision for income taxes in the third quarter and first nine months of 2006 differs from the amount computed by applying the statutory federal rate principally due to nondeductible acquired in-process research and development expense incurred as part of the TrueSpan acquisition. As the federal research and development tax credit expired on December 31, 2005, we did not incorporate this credit into our effective rate calculations for the third quarter and first nine months of 2006. Upon reinstatement of the credit during the fourth quarter of 2006, we have included the benefit for the third quarter of 2007 and first nine months of 2007.

Liquidity and Capital Resources

Financial Condition

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net cash provided by operating activities	$13,615	$22,741
Net cash used in investing activities	(83,754)	(42,567)
Net cash provided by financing activities	15,162	24,290

Net increase (decrease) in cash and cash equivalents	$(54,977)	$4,464

Cash Flows

As of September 30, 2007, we had $118.7 million in cash, cash equivalents and marketable securities and $150.3 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $170.2 million and $185.4 million in working capital as of December 31, 2006. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating our own manufacturing facility.

Operating Activities. Net cash provided by operating activities was $13.6 million in the first nine months of 2007, which resulted primarily from a net loss of $11.1 million adjusted for non-cash reconciling items of approximately $51.2 million, related to stock-based compensation expense, in-process research and development expense, depreciation and amortization expense, changes in net deferred tax assets and gross excess tax benefits from stock-based compensation. Net cash provided by operating activities was also impacted by net changes in assets and liabilities of $26.5 million driven primarily by higher accounts receivable and inventory balances, partially offset by an increase in deferred margins on shipments to distributors.

Net cash provided by operating activities was $22.7 million in the first nine months of 2006, which resulted primarily from a net loss of $6.7 million, adjusted for non-cash reconciling items of approximately $31.4 million related to stock-based compensation expense, acquired in-process research and development expense, depreciation and amortization expense, changes in net deferred tax assets and gross excess tax benefits from stock-based compensation. In accordance with SFAS No. 123R, we have reclassified the presentation of the cash retained in connection with the gross benefits of tax deductions in excess of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under previous accounting literature with respect to the first nine months of 2006. The presentation of excess tax benefits from employee equity incentive plans was previously presented on a net basis, whereas the revised reclassification separates the gross tax benefits of tax deductions in excess of recognized compensation cost as a financing cash flow rather than as an operating cash flow. Net cash used in operating activities was also partially impacted by an increase in accounts receivable of $9.5 million, offset by an increase in accounts payable and accrued payroll and related benefits of $8.0 million.

Investing Activities. Net cash used in investing activities was $83.8 million in the first nine months of 2007, driven primarily by a payment of $100.1 million, net cash acquired, in connection with the acquisition of Centrality in the third quarter of 2007. In addition, during the second quarter of 2007, we paid approximately $1.8 million in contingent cash payments associated with our acquisition of TrueSpan, which resulted in an increase in goodwill related to this acquisition. Purchases of capital expenditures, net of disposals of $4.5 million and purchases of intellectual property assets of $0.4 million during the first nine months of 2007 further impacted our net cash used in investing activities. Net sales of available-for-sale investments provided cash of $23.0 million during the first nine months of 2007.

Net cash used in investing activities was $42.6 million in the first nine months of 2006, driven primarily by a payment of $16.8 million, net of cash acquired, in connection with the acquisition of TrueSpan during the first quarter of 2006 that represented approximately $16.8 million, net of cash acquired. The cash paid in connection with the TrueSpan acquisition during the first quarter of 2006 excluded approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over a two-year service period. See Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 for further information. During the second quarter of 2006, SiRF paid approximately $1.8 million in contingent cash payments associated with our acquisition of TrueSpan, which resulted in an increase in goodwill related to this acquisition. In addition, net purchases of available-for-sale investments of $20.5 million and to a lesser extent capital expenditures of $2.4 million and purchases of intellectual property assets of $1.0 million during the first nine months of 2006 impacted net cash used in investing activities.

Financing Activities. Net cash provided by financing activities was approximately $15.2 million in the first nine months of 2007, which was primarily due to the proceeds from stock option exercises and purchases of shares in connection with our Purchase Plan of approximately $10.0 million and $5.4 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

Net cash provided by financing activities was approximately $24.3 million in the first nine months of 2006, which was primarily due to $15.8 million related to the gross excess tax deductions in excess of compensation cost in accordance with SFAS No. 123R and the proceeds from stock option exercises and purchases of shares in connection with our Purchase Plan of approximately $8.5 million.

In February 2007, we modified our short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (7.75% as of September 30, 2007). The line of credit was amended to extend the maturity date through February 2009. We had no borrowings under the line of credit as of September 30, 2007 or December 31, 2006.

In connection with our acquisition of Centrality, SiRF assumed borrowings under a loan and security agreement totaling $3.5 million, recorded as short-term borrowings as of September 30, 2007. Borrowings under the loan and security agreement bear interest equal to the prime rate (7.75% at September 30, 2007) plus 2.25%. No additional borrowings are available under the loan and security agreement. The $3.5 million outstanding is payable over 36 months, maturing in March 2010, however, we intend to pay down the outstanding balance within one year. Pursuant to the terms of the loan and security agreement entered into by Centrality, borrowings under the agreement are guaranteed by SiRF.

In connection with our acquisition of Centrality, we assumed a revolving line of credit that provides for borrowings up to $3.0 million, under which there were no borrowings outstanding as of September 30, 2007. Borrowings under the revolving line of credit bear interest equal to the prime rate (7.75% at September 30, 2007) plus 0.25%. We intend to close the revolving line of credit within one year.

As of September 30, 2007, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

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

Contractual Obligations and Commitments

As of September 30, 2007, our contractual obligations and commitments are materially consistent with that disclosed as of December 31, 2006, with the exception of obligations and commitments assumed as part of the our acquisition of Centrality in August 2007 and certain long-term obligations related to our adoption of FIN No. 48.

In connection with our acquisition of Centrality, we assumed commitments related to facility and equipment leases totaling $1.1 million as of September 30, 2007 and borrowings under a loan and security agreement totaling $3.5 million as of September 30, 2007.

As of September 30, 2007, our total amount of unrecognized tax benefits was $8.8 million and is considered a long-term obligation. We have recognized a net amount of $2.1 million in ‘long-term income taxes payable’ for unrecognized tax benefits in our Condensed Consolidated Balance Sheets. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of September 30, 2007, our cash equivalents and investment portfolio consisted of commercial paper, government bonds and money market funds. Our marketable securities consist of high-quality debt securities with maturities beyond 90 days at the date of acquisition, which mature within one year or less. Our long-term investments consist of high-quality debt securities with maturities beyond one year. Our investments are considered to be available-for-sale. We do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio primarily due to the short term nature of our investment portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially impacted by the effect of a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in the United Kingdom, Japan, Taiwan, India, Sweden, China and Singapore, denominated in the respective local currency. A hypothetical change of 10% in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in U.S. dollars.

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

We may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. During the quarter ended September 30, 2007, we were party to the following material legal proceeding:

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

Finally, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted ITC Investigation No. 337-TA-602. The Company intends to defend the lawsuits vigorously and enforce the use of its intellectual property only to those authorized to do so. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation.

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

The market for our products is highly competitive and rapidly evolving. We are seeing increased competition throughout the market for location technology products. This increased competition will likely result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies, as well as our customers’ in-house design efforts. For chip sets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments, MediaTek, Global Locate, which was acquired by Broadcom Corporation during the second quarter of 2007, Atmel, u-blox, u-Nav and Trimble. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. With this increase in demand of GPS-based products, some products may be manufactured with lower quality GPS semiconductors, which may cause further price reductions in the market.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do and many of our private competitors raised additional financing. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. For example, we recently announced that our SiRFstarIII architecture will provide GPS-based location awareness for products based on the Intel Ultra Mobile Platform; however, this relationship is not exclusive. Our failure to establish and maintain these relationships, or any interference with these relationships by our competitors, could harm our ability to penetrate emerging markets.

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

If we do not timely deliver new products or if these products do not achieve market acceptance, our reputation may suffer, the variability of our revenue may increase and our net revenue, earnings and stock price may decline. For example, in 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures and in 2006 we launched the following new products: SiRFstarIII GSC3LT, GSCi-5000, and SiRFInstantFix. During the first nine months of 2007, we also introduced the SiRFstarIII GSD3t and SiRFDiRect. While some of the product lines based on our SiRFstarIII architecture are now in high-volume production, others are still in prototype or sampling stages. If these or other products we introduce do not achieve market acceptance in a timely manner, our business could suffer.

We intend to evaluate acquisitions or investments in complementary technologies and businesses, and we may not realize the anticipated benefits of these acquisitions or investments.

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. For example, in 2006, we acquired TrueSpan Incorporated, a development-stage technology company with significant communications systems expertise. Also in August 2007, we acquired Centrality Communications Inc., a privately-held developer of navigation processor solutions for mobile navigation systems, which is the largest acquisition completed by SiRF to date.

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

We currently derive most of our revenue from sales of our SiRFstarIII product line. If we fail to develop or achieve market acceptance of new GPS products or other multifunction products, we will continue to depend on sales of our SiRFstarIII product line, which have declining average selling prices over time. Any decline in sales of our SiRFstarIII product line or decreases in average selling prices could adversely affect our net revenue and operating results.

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

We are in the process of implementing a new enterprise resource planning, or ERP, system to manage our worldwide financial, accounting and operations reporting.

We are preparing for the implementation of a new ERP system in order to improve our ability to report information accurately, reduce our reliance on manual processing and enhance our ability to respond to market developments more quickly. We believe we are taking appropriate measures to ensure the successfully implement the ERP system in a timely manner, including, but not limited to, hiring qualified consultants and performing extensive testing. However, implementations of this scope have inherent risks that could lead to a disruption in our financial, accounting and operations reporting as well as the inability to obtain access to key financial data. If we encounter problems with the implementation, we may be unable to accurately report our financial performance on a timely basis, which would aversely affect our business and our stock price could decline.

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

We intend to continue to pursue customers who are leaders in our target markets. We may not succeed in establishing these relationships because these companies may develop their own systems or adopt one of our competitors’ products. These relationships often require us to develop new premium software that involves significant technological challenges. These types of customers also frequently place considerable pressure on us to meet their tight development schedules. We may have to devote a substantial amount of our limited resources to these relationships, which could detract from or delay our completion of other important development projects. Delays in development of these projects could impair our relationships with other customers and could negatively impact sales of products under development.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the third quarter of 2007, we had two customers that each accounted for 10% or more of our net revenue, and which collectively accounted for approximately 49% of our net revenue. In the first nine months of 2007, we had three customers that each accounted for 10% or more of our net revenue, and which collectively accounted for approximately 59% or more of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

The average selling prices of products in our markets have historically decreased rapidly and will likely do so in the future, which could harm our revenue and gross profits.

As is typical in the semiconductor industry, the average selling price of a product historically declines significantly over the life of the product. In addition, the products we develop and sell are used for high-volume applications. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. We expect that we will have to similarly reduce prices in the future for mature products. Reductions in our average selling prices to one customer could also impact our average selling prices to all customers. A decline in average selling prices would harm our gross margins. Our financial results could suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs, adding new features to our existing products or developing new or enhanced products on a timely basis with higher selling prices or gross margins.

Two of our distributors accounted for approximately 50% of our net revenue and our reliance on third-party distributors subjects us to risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third-party distributors have been a significant factor in our ability to increase sales of our products. In the third quarter and first nine months ended September 30, 2007, two of our distributors accounted for approximately 45% and 47%, respectively, of our net revenues, respectively. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

Additionally, distributors typically maintain an inventory of our products. In most instances, our agreements with distributors protect their inventory of our products against price reductions. Some agreements with our distributors also contain standard stock rotation provisions permitting limited levels of product returns. We defer the gross margins on our sales to distributors, resulting from both our deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of decline in the price of our products, the price protection rights we offer to our distributors could adversely affect us because our revenue and product margin would decline.

In some cases, our distributors’ ability to order products may be limited by their credit line or other financial limitations, which could also adversely affect our revenues.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our net revenue could decline.

We believe that over 90% of our net revenue during the first nine months of 2007 and 2006 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets is uncertain and may decline. If we cannot sustain or increase sales of our products in these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our net revenue to decline.

We derived approximately 91% and 86% of our net revenue from international sales in the three months ended September 30, 2007 and 2006, respectively. International sales to the Asia-Pacific region accounted for approximately 84% and 81% of our net revenue in the three months ended September 30, 2007 and 2006, respectively.

We derived approximately 85% and 83% of our net revenue on international sales in the first nine months of 2007 and 2006, respectively. International sales to the Asia-Pacific region accounted for approximately 79% and 76% of our net revenue in the first nine months of 2007 and 2006, respectively. We maintain sales offices in Europe and the Asia-Pacific region and may expand our international operations.

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

•	potentially reduced protection for intellectual property rights, particularly in emerging markets;

•	inadequate local infrastructure and transportation delays;

•	financial risks, such as longer sales and payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange and rate fluctuations;

•	failure by us or our customers to gain regulatory approval for use of our products; and

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions.

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

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. In addition to the sale of chip sets, our business depends on the volume of production by our technology licensees, which, in turn, depends on the current and anticipated market demand for semiconductors and products that use semiconductors. As a result, if we are unable to control our expenses adequately in response to lower revenue from our chip set customers and technology licensees, our operating results could suffer and we could experience operating losses.

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

In addition, we have a lengthy sales process in some of our target markets and our sales cycles typically range from nine months to two years, depending on the market. Because of this lengthy sales cycle, we may experience delays from the time we increase our operating expenses and our investments in committing capacity until the time that we generate revenue from these products. As a result, it is difficult for us to forecast revenue and increases the variability of quarterly fluctuations. Further, a design win may never result in volume shipments. It is possible that we may not generate sufficient, if any, revenue from these products to offset the cost of selling and completing the design work.

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

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as communications systems experts, GPS systems and algorithm experts, software developers, radio frequency and application-specific integrated circuit engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay area, Los Angeles area and Phoenix area in the United States, Stockholm in Sweden, Bangalore and Noida in India and Beijing in China, we may be unable to attract and retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel. Also, we may have more difficulty attracting personnel as a public company because of the perception that the stock option component of our compensation package may not be as valuable.

Part of our business uses a royalty-based business model, which has inherent risks.

Although a substantial majority of our net revenue is derived from sales of our chip sets, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. In the three and nine months ended September 30, 2007, three of our licensees accounted for approximately 79% and 76% of our license royalty revenue, respectively. If a significant licensee terminated its relationship with us, demands price reductions, decided to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenues, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

•	the rate of adoption and incorporation of our technology by wireless handset makers and wireless infrastructure vendors;

•	fluctuations in volumes and prices at which licensees sell products that incorporate our technology;

•	the demand for products incorporating our licensed technology; and

•	the cyclicality of supply and demand for products using our licensed technology.

In addition, the standard terms of our license agreements require our licensees to document the manufacture and sale of products that incorporate our technology and report this data to us on a quarterly basis. Although our standard license terms give us the right to audit books and records of our licensees to verify this information, audits can be expensive, time-consuming and potentially detrimental to our ongoing business relationship with our licensees. As a result, to date, we have relied exclusively on the accuracy of reports supplied by our licensees without independently verifying the information in them. Any significant inaccuracy in the reporting by our licensees or our failure to audit our licensees’ books and records may result in our receiving less royalty revenue than we are entitled to under the terms of our license agreements.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, or AICPA, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, in 2006 had a material impact to our financial statements. Under SFAS No. 123R, we are required to record a charge to earnings for the fair value of employee stock option grants and other equity incentives. Also in 2006, the FASB issued Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Under FIN No. 48 we are required to follow a two-step approach for evaluating uncertain tax positions, which may have an impact on our financial position and results of operations in the future. Furthermore, in 2007 we adopted Emerging Issues Task Force, or EITF, Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absence which prescribes that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement accumulates pursuant to SFAS No. 43, “Accounting for Compensated Absences.” Under EITF 06-02, a liability is accrued over the service period in which employees earn the right to a sabbatical leave.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of September 30, 2007, we had 228 patents granted worldwide. Of this total we have 166 patents granted in the United States and 62 patents granted in foreign countries, with expiration dates ranging from 2010 to 2025 along with164 pending patent applications in the United States and 198 pending foreign patent applications. Our patent applications may not provide protection for all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

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

Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of our products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

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

The facilities of certain independent foundries upon which we rely to manufacture all of our semiconductors are located in regions that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval.

Certain outside foundries and their subcontractors upon which we rely to manufacture most of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risks and social upheavals. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products. In addition, these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region, which could disrupt the operation of these foundries and in turn harm our business. For example, South Korea is a neighboring state to North Korea, which is currently in discussions with the United States and other countries regarding its nuclear weapons program. Any geographical or social upheaval in these countries could materially disrupt the production capabilities of our foundries and could result in our experiencing a significant delay in delivery, or a substantial shortage of our products.

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

Our third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we cannot easily increase or decrease our manufacturing orders. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short-term, which could prevent us from fulfilling orders. In addition, our chip sets have rapidly declining average selling prices. As a result, an incorrect forecast may result in substantial product in inventory that is aged and obsolete, which could result in write-downs of excess or obsolete inventory. Our failure to adequately forecast demand for our products could cause our quarterly operating results to fluctuate and cause our stock price to decline.

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

We rely on a limited number of primary third-party subcontractors to assemble and test all of our current chip sets either for our foundries or directly for us. As a result, we do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. If any of these subcontractors experience capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or if there is any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. We typically do not have long-term agreements with any of these subcontractors. We typically procure services from these suppliers on a per-order basis. Because of the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our semiconductor products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our reputation and result in a loss of customers.

The GPS market could be subject to governmental and other regulations that may increase our cost of doing business or decrease demand for our products.

GPS technology is restricted and its export is controlled. Our business may be impacted by both domestic and international regulations because our technology relies on the GPS satellite network and radio frequency bands. For example, the United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons and block the civilian GPS signal at any time or in hostile areas. In December 2004, the President of the United States authorized a new national policy that established guidance and implementation actions for space-based positioning, navigation, timing programs, augmentations and activities for United States national and homeland security, civil, scientific, and commercial purposes.

In addition, radio frequency bands are globally allocated for radio navigation satellite services. International allocations of radio frequency bands are made by the International Telecommunications Union, a specialized technical agency of the United Nations. These allocations are also governed by radio regulations that have treaty status and are subject to modification every two to three years by the World Radio Communication Conference. Further, the Federal Communications Commission, or FCC, continually receives proposals for new technologies and services that may seek to operate in, or across, the radio frequency bands currently used by GPS and other public services.

These types of regulations as well as other actions, may limit the growth of the GPS market, such as:

•	changes in the United States government policy for the use of GPS without charge;

•	reallocation of radio frequency bands, including frequency band segmentation or spectrum sharing, which may negatively affect the utility and reliability of GPS-based products;

•

adverse decisions by the FCC that result in harmful interference to the delivery of the GPS signals, such as permitting the operation of ultra-wideband radio devices, which may harm the utility and reliability of GPS-based products thereby reducing demand for GPS-based products;

•	changes in the United States government policy to maintain GPS satellites over a long period of time; and

•	a reduction in the number of operating satellites, which would impair the operations or utility of GPS.

We also face various risks associated with our dependence on GPS satellites and radio frequency bands, including:

•	electronic and mechanical failures or sabotage of satellites;

•	substantial delays in replacing inoperable satellites with new satellites, if replaced at all, as repairing damaged or malfunctioning satellites is currently not economically feasible;

•	disruptions in the GPS satellite network; and

•	unwanted emissions from mobile satellite services and other equipment operating in adjacent frequency bands or inband, which may negatively affect the utility and reliability of GPS-based products.

These regulations or actions could interrupt or increase our cost of doing business, which may have a material negative effect on our business.

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

On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Period	Total Number of Shares (or Units) Withheld	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2007	163	$23.44	None	N/A
August 31, 2007	148	$16.86	None	N/A
September 28, 2007	110	$21.35	None	N/A

On the following dates we withheld the following shares of common stock pursuant to the vesting of outstanding restricted stock units to cover the withholding taxes for such shares of common stock:

Date of Vesting	Shares of Common Stock Issued	Shares of Common Stock Withheld	Average Fair Market Value in Period of Vesting
July 1, 2007 – July 31, 2007	4,684	2,600	$21.37
August 1, 2007 – August 31, 2007	16,948	2,484	$19.44
September 1, 2007 – September 30, 2007	4,316	2,369	$19.34

Item 6.	Exhibits

Exhibit No.	Exhibit

2.1

Agreement and Plan of Merger, dated as of June 21, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation a wholly owned subsidiary of SiRF, Centrality Communications, Inc., and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

    Exhibit A Form of Written Consent

    Exhibit B Form of Non-Competition Agreement

    Exhibit C Form of Employment Offer

    Exhibit D Form of Agreement of Merger

    Exhibit E Form of Second Step Agreement of Merger

    Exhibit F Form of Escrow Agreement

    Exhibit G Form of Shareholder Certificate

    Exhibit H-1 Form of Acquirer Officers’ Certificate

    Exhibit H-2 Form of Acquirer’s Secretary Certificate

    Exhibit J Form of Pillsbury Winthrop Shaw Pittman, LLP Opinion

    Exhibit K-1 Form of Officers’ Certificate

    Exhibit K-2 Form of Secretary’s Certificate

    Exhibit L Form of Orrick, Herrington & Sutcliffe LLP Opinion

    Exhibit M Form of FiRPTA Certificate

    Schedule A Major Shareholders

    Schedule 7.3(i) Key Employees

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 6, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF and Centrality Communications, Inc., a California corporation, and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 6, 2007).

10.1	Centrality Communications, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-145173).

31.1	Certification of Michael L. Canning pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Geoffrey Ribar pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification (1)

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

SiRF Technology Holdings, Inc

Date:	November 7, 2007	By:	/s/ MICHAEL L. CANNING
Michael L. Canning
President and Chief Executive Officer
(Duly authorized officer)

Date:	November 7, 2007		/s/ GEOFFREY RIBAR
Geoffrey Ribar
Senior Vice President Finance and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Agreement and Plan of Merger, dated as of June 21, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation a wholly owned subsidiary of SiRF, Centrality Communications, Inc., and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007).

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

    Exhibit A Form of Written Consent

    Exhibit B Form of Non-Competition Agreement

    Exhibit C Form of Employment Offer

    Exhibit D Form of Agreement of Merger

    Exhibit E Form of Second Step Agreement of Merger

    Exhibit F Form of Escrow Agreement

    Exhibit G Form of Shareholder Certificate

    Exhibit H-1 Form of Acquirer Officers’ Certificate

    Exhibit H-2 Form of Acquirer’s Secretary Certificate

    Exhibit J Form of Pillsbury Winthrop Shaw Pittman, LLP Opinion

    Exhibit K-1 Form of Officers’ Certificate

    Exhibit K-2 Form of Secretary’s Certificate

    Exhibit L Form of Orrick, Herrington & Sutcliffe LLP Opinion

    Exhibit M Form of FiRPTA Certificate

    Schedule A Major Shareholders

    Schedule 7.3(i) Key Employees

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated August 6, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF and Centrality Communications, Inc., a California corporation, and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on August 6, 2007).

10.1	Centrality Communications, Inc. 1999 Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-145173).

31.1	Certification of Michael L. Canning pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Geoffrey Ribar pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Section 1350 Certification(1)

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