Form 10-K
period 2007-12-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2008-02-28
CIK 1163943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $582,373,870 (based on the last reported sale price of $20.74 on June 29, 2007). Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

60,648,815 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to directors, audit committee, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 12 (as to Beneficial Ownership), 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2007, in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders.

TAB LE OF CONTENTS

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements, including, but not limited to, statements about the expected growth of the location-based services, portable navigation devices and wireless markets and their impact on our business, our product development, our belief that we have leading edge technology, enhancing our efficiencies in logistics management, impact and success of the Centrality acquisition and future acquisitions or investments, our ability to meet market demand for low power and small size Global Positioning Systems functionality products, the anticipated benefits of our products, benefits of our testing systems, our leadership position, production capacity of our foundries, our participation in Galileo, joint development of certain products, our competitive position, the decline in average selling prices, our expectations regarding the amount of our net revenue from sales to the Asia-Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia-Pacific region are subsequently sold to original equipment manufacturers outside of that region, increases in research and development costs, sales and marketing expenses, and general and administrative expenses, our backlog, our anticipated growth, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, impact from changes in interest rates and foreign currency rates, our critical accounting policies, our disclosure controls and procedures, our expectations on competition, our dependency on establishing and maintaining relationships with established providers and industry leaders, our successful integration of acquired businesses, our acquisitions of or investments in complementary technologies, our expectations regarding our dependency on future sales of the SiRFstarIII product line, our revenue and sources of revenue, our international operations, our stock price volatility, fluctuation of our revenue and operating results, our gross margins, our operating expenses, our ability to successfully implement our new ERP system, our dependency on relationships with and concentration of our customers, price reductions, dependency on qualified personnel, our employee relations, our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings . These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our ability to successfully integrate acquired businesses, our product warranties, the impact of our legal proceedings, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS®, Centrality®, Atlas®, the SiRF name and orbit design logo and Multimode Location Engine® are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, Multimode Location Engine™, SiRFSoftGPS™, SiRFDiRect™ LocativeMedia™, SiRFDemo™ , SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFInstantFixII™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™, Titan™, Autonomy™, SiRFatlas™, SiRFtitan™, Go Ahead, Explore™,, iBTStack™, iWaltz™, iWiND™, and iWiSH™. This annual report on Form 10-K also includes trade names, trademarks and service marks of other companies and organizations.

PART I

Item 1.	Business

Overview

We are a leading supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial applications. Location awareness capabilities allow a user to determine and use location information to gain access to applications and services, such as navigation or roadside assistance, and may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. Our products use GPS, which is a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world. We offer a broad range of GPS chip sets, standalone chip sets and premium software products for high-volume GPS markets. Each of our current chip set product lines consists of two integrated circuits, a radio frequency integrated circuit and a digital signal processing circuit, and standard embedded GPS software. The radio frequency integrated circuit is an analog semiconductor that detects and processes radio frequency signals from GPS satellites. The digital signal processing circuit is a semiconductor that helps process those signals to create data. The standard embedded GPS software searches satellite signals and uses satellite data to calculate location. In some of our products these integrated circuits are combined into a single package and in others into a single die. In addition to chip sets and standard embedded software, we also provide premium software products, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive applications. We market and sell our products in four major markets: wireless handheld devices such as mobile phones; automotive electronic systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet devices.

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

Products

We offer a broad range of GPS chip set and premium software products for high-volume GPS markets. Since 1996 we have introduced generations of product architecture: SiRFstarI, with a focus on automotive applications in 1996; SiRFstarII in both intellectual property, or IP, core and chip set forms in 1999; and SiRFstarIII, our latest generation GPS architecture with embedded SiRFLoc client premium software, both in a chip set and IP core form in 2004. We have introduced several products based on these product architectures, as well as products developed for Motorola’s GPS architecture. In 2007, with the acquisition of Centrality, we added two navigation processor architectures. The following table summarizes our current products and related features.

Architecture	Product		Description
SiRFstarII	GSC2x	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single package
SiRFstarIII	GSC3/LP	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package and utilizes lower power requirements
	GSC3LT	•	Our most power-efficient and the smallest version of our flagship SiRFstarIII architecture, ideal for a wide range of GPS enabled consumer mobile devices, particularly wireless devices
	GSD3t	•	Single die, smallest footprint and highest performance implementation of SiRFstarIII architecture. Multimode satellite signal processor utilizes host processor for low cost, low power system implementation targeting wireless applications
SirFInstant (Motorola)	MG2000	•	Used in telematics applications
	MG4x00	•	Instant GPS, used in cellular handsets and public safety two-way radios
	GSCi-5000	•	Our extremely small multimode A-GPS chip, which is optimized to address the space and cost constraints of cellular handsets
SiRFtitan (Centrality)	Titan	•	Powerful GPS and multifunction processor designed for performance navigation
SiRFaltas (Centrality)	Atlas	•	GPS and multifunction processor optimized for most cost-sensitive entry/value navigation

During 2007, the GSC3LT and GSCi-5000 product families ramped into volume production, and both are expected to experience increased volumes in 2008. The GSD3t product was introduced and reached pre-production qualification as of the end of 2007. We expect significant revenue contribution from this product line in 2008. As part of the Centrality acquisition, we acquired the Atlas and Titan product lines that were introduced in 2007 and were shipping in high volume by year-end. We expect these system-on-chip, or SoC, also called navigation processors, to become a significant contributor to our revenue in 2008.

In addition to chip sets and standard embedded software, we also provide premium software products, SiRFLoc, SiRFXTrac, SiRFDRive, SiRFNav, SiRFInstantFix, SiRFSoft, SiRFstudio and SiRFDiRect, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive. The following table summarizes the features of our premium software products.

Premium Software		Description
SiRFLoc	•	Client and server software for wireless devices that provides enhanced location information using the capabilities of the wireless networks, as needed, for multimode GPS
SiRFXTrac	•	Software designed to provide high-sensitivity satellite tracking in autonomous GPS applications for SiRFstarII platforms
SiRFDRive	•	Software for automotive applications that enhances positioning by using sensors commonly found in automobiles, such as odometers
SiRFNav	•	Software for automotive navigation systems that shares resources with the host processor
SiRFInstantFix	•	Provides quick position fix and high-sensitivity satellite acquisition in occasionally connected GPS applications
SiRFSoft	•	Software that enables application processors to perform the functions of a GPS baseband processor
SiRFstudio	•	A standards-based, end-to-end location services enabling platform designed to simplify and speed the development and deployment of location-aware applications across a broad range of mobile devices
SiRFDiRect	•	Software for portable navigation devices, or PND, applications designed to enhance positioning by using external sensors, gyro and accelerometer, for enhanced location performance in difficult environments

We have developed and continue to develop premium software products designed to enable our chip sets to be more easily integrated into specific applications. In most cases, we charge a separate licensing royalty for these premium software products. SiRFLoc is premium software for multimode GPS created for wireless devices needing enhanced location information using the assistance capabilities of wireless networks as well as in autonomous environments, where the assistance capability may not be available or needed. It has both client and server software aspects with the client software integrated into the user devices, such as handsets, and with the server core integrating into the wireless network systems, such as location servers. SiRFXTrac is premium software for PDA and consumer devices that runs on our SiRFstarII-based product lines and is designed to track signals in weak-signal environments without any assistance from wireless networks. Demand for our SiRFstarII with Xtrac has reduced as customers have migrated to the newer SiRFstarIII platform, which provides greater weak signal performance. SiRFDRive is premium software for automotive applications, which uses inputs from the gyroscope, odometer and other sensors in the automobile to complement the GPS satellite signal and enhance the navigation experience. SiRFNav is premium software designed to enable the navigation function to be performed by the host processor, which can reduce the cost of the GPS sub-system. SiRFInstantFix is a premium software designed to provide quick position fix and high-sensitivity satellite acquisition when a device is initially turned on. SiRFInstantFix data can operate for up to seven days for mobile systems that do not have connectivity all the time if it can be connected to our server once every few days. SiRFSoft is premium software that enables application processors to perform the functions of a GPS baseband processor. With the introduction of SiRFstudio, we now provide a platform to accelerate end-to-end location based services with the ecosystem and specific tools to enable location aware applications for client and servers. SiRFDiRect is premium software for PNDs that utilizes external sensors to achieve improved navigation performance typically found with in-vehicle navigation systems.

Our products have been integrated into mobile consumer devices, such as mobile phones, automobile navigation systems, portable navigation systems, personal digital assistants, and GPS-based peripheral devices, and into commercial systems, such as fleet management and road-tolling systems.

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

In addition to our chip sets and premium software products, we provide two types of tool kits: evaluation kits and system development kits. Evaluation kits consist of a GPS module and software, enabling potential customers to evaluate the performance of our products for their specific environment and application. System development kits are designed to make it easier for our customers to incorporate our GPS technology into their products and reduce their time to market. System development kits consist of hardware reference design information, a software development platform and software tools to link our software to the customer’s system software. We also offer utility software to our customers to assist them in high-volume manufacturing and testing. These tool kits and utility software are currently not material to our total net revenue and are not expected to be a significant contributor to our future net revenue. Subsequent to the sale of our premium software products, we have no obligation to provide any level of post-contract support including, modification, customization, upgrades or enhancements.

Technology

Our SiRFstar, GPS architectures are designed to rapidly acquire satellite signals to determine location, receive and process weak signals, use low amounts of power, generate low amounts of heat and provide greater accuracy in a cost-effective structure.

The following table summarizes the key GPS architectural features implemented in many of our products:

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

Several factors must be taken into account in the design of GPS-based semiconductors. Because the GPS satellite system employs a very high carrier frequency and very low signal strength, handling noise interference is difficult and requires custom semiconductor design that can handle these radio frequencies. In addition, reliability concerns, such as electrical static discharge and electromigration, further complicate the design considerations. We have adopted a design approach, known as the customer owned tooling approach to address these issues. With customer owned tooling, our engineers design the entire circuit and layout, which are delivered to one of the foundries that manufacture our products as a physical layout database. These foundries use the database to fabricate the wafers that they then send to us. Because we design the entire circuit and layout ourselves, rather than using a third party, we believe that we can appropriately manage these types of design problems.

For some of our digital baseband semiconductor solutions, we use the turnkey design approach, which takes advantage of existing IP cores and cell libraries offered by the foundries that manufacture our products. We deliver to the foundries fully simulated netlists, which are instructions for using these IP cores and cell libraries, and we receive fully tested and packaged parts.

Test Methodologies

Because the GPS satellites are constantly in motion, continuous position fixes at the same physical location do not necessarily result in identical outputs. Moreover, different terrestrial environments affect the satellite signal in different ways. Consequently, navigation solutions require the collection of large amounts of data in various environments and sophisticated software to analyze these inputs to ensure the best performance across a variety of potential user platforms. Laboratory test environments cannot reliably simulate all possible scenarios, making comprehensive automated testing for GPS products difficult. Over the last ten years, we have developed extensive test methodologies, including laboratory simulation, road testing, virtual road laboratory testing, pedestrian applications, indoor positioning and aided acquisitions, to assure the quality of our products. These proprietary test methodologies include hundreds of separate tests, which generate large amounts of real-time data that is automatically collected and analyzed. We believe this test system is a key to our ability to release high-quality products in a timely manner.

Customers

We market and sell our products worldwide through a combination of direct sales, independent sales representatives and distributors. We also sell to VAMs, which incorporate our chip sets into modules. We target four major markets: wireless handheld devices such as mobile phones; automotive electronic systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet device. During 2007, two customers, Promate and Garmin, represented 10% or more of our net revenue. In addition, many of our direct customers in turn sell to branded OEMs, which sell products using our chip sets.

During 2007, we observed steady growth in the overall market for GPS-enabled devices across all our target platforms with the PNDs being the largest contributor to our revenue mix. The PND market continues to show momentum with existing suppliers broadening their product lines and increasing their sales, and new suppliers entering the market. We continue to build on our market leadership position and have expanded our customer base by winning new designs with new and existing customers. The mobile phone market also showed steady progress with many of our handset customers designing products based on our SiRFstarIII GSC3LT and GSCi-5000 chips.

International sales accounted for 88%, 85% and 82% of our net revenue in 2007, 2006 and 2005, respectively. We face risks in conducting business internationally, including increases in trade restrictions, potentially reduced protection for our IP and failure by us or our customers to obtain the requisite regulatory approvals. For a discussion of our net revenue by geographic region, please see Note 8 of the Notes to Consolidated Financial Statements in Item 8.

Manufacturing

Fabrication

We use independent semiconductor manufacturers to fabricate our semiconductors. By contracting our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. This fabless business model also allows us to take advantage of the research and development efforts of leading manufacturers and to maintain flexibility in choosing suppliers that meet our technology and cost requirements. Our products are manufactured using CMOS, bipolar, a combination of bipolar and CMOS, or BiCMOS, process technologies, which includes the silicon germanium process technology.

We design our products to be compatible with industry standard manufacturing processes, allowing us to work with multiple manufacturers. Our primary foundries are Samsung in South Korea, IBM in the United States, STMicroelectronics in Italy and France, and TSMC in Taiwan. Each foundry currently manufactures several of our semiconductors. In 2007, with our acquisition of Centrality, we began using Global Uni Chip, a design foundry, in Taiwan to provide turnkey solutions for our SoC products. We pre-qualify each manufacturing plant that we intend to use by having our quality assurance team evaluate each plant. We maintain an operations and quality engineering group that manages manufacturing logistics, including product planning, work-in-progress control, shipping and receiving and our relationships with contractors. While we believe that we have adequate capacity to support our current sales levels, we intend to continue to work with our existing foundries to obtain more production capacity, and we may qualify new foundries to provide additional production capacity. Because we use independent foundries to manufacture our semiconductor products, we may face risks such as lack of manufacturing capacity and limited control over delivery schedules, quality assurance, production costs and manufacturing yields.

Assembly and Test

Independent manufacturing plants worldwide conduct our assembly, testing and finish operations, which include Samsung in South Korea, IBM in the United States, STMicroelectronics in Italy and France, TSMC in Taiwan, SST in China and StatsChipPac in Korea and Singapore. All testing is performed on standardized equipment using proprietary programs developed by our test engineering groups in collaboration with our manufacturing partners. We use standard packages for most of our products.

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

Sales and Marketing

We market and sell our products worldwide though a combination of direct sales, independent sales representatives and distributors. We refer customers who want modules that incorporate our chip sets to our VAM customers. We have direct sales offices in the United States, Japan, China, South Korea, India, Germany, Belgium and Taiwan. We also have distributors and independent sales representatives in the United States, Europe and the Asia-Pacific region. We have a number of marketing programs to support the sale of our products and to increase brand awareness, including participation in industry tradeshows, technical conferences and technology seminars, sales training, advertising, co-branding agreements and public relations. We provide our distributors with price protection rights, which grant distributors the right to credit on future purchases in the event of declines in the price of our products on existing inventory held by the distributors.

Research and Development

We devote a substantial portion of our resources to developing new products and strengthening our technological expertise in the GPS/location market. Our engineering team has expertise in architecture design, wireless communication algorithms, wireless and GPS system engineering, digital signal processing circuit design, radio frequency integrated circuit design and software engineering. We have dedicated engineering teams for systems design, digital signal processing circuit design, radio frequency integrated circuit design and software design. We have design centers in San Jose, CA, South San Francisco, CA, Redwood City, CA, Santa Ana, CA, Cedar Rapids, IA, Phoenix, AZ, Shanghai, China, Stockholm, Sweden, Noida, India and Bangalore, India. The key areas of research and development will include newer generation of GPS chip sets, standalone chip sets and software that combine GPS with complementary technologies. Our research and development expenditures were approximately $96.7 million in 2007, $75.1 million in 2006 and $37.7 million in 2005.

Government Regulation

GPS technology is restricted and its export is controlled. The United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons. The United States government may also block the civilian GPS signal at any time or in hostile areas. In addition, the policies of the United States government for the use of GPS without charge may change. The growth of the GPS market could be limited by government regulation or other action. These regulations or actions could interrupt or increase our cost of doing business. For example, the President of the United States authorized a new national policy in December 2004 that established guidance and implementation actions for space-based positioning, navigation, timing programs, augmentations and activities for United States national and homeland security, civil, scientific, and commercial purposes. To date, government regulation has not materially impacted our business. However, we cannot be certain that the United States government will remain committed to the operation and maintenance of GPS satellites over a long period. Other United States government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of our products to select GPS-based systems instead of products based on competing technologies.

GPS technology uses radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency bands are made by the International Telecommunications Union, a specialized technical agency of the United Nations. These allocations are also governed by radio regulations that have treaty status and are subject to modification every two to three years by the World Radio Communication Conference. Reallocation of radio frequency bands, including frequency band segmentation or spectrum sharing, may negatively affect the utility and reliability of GPS-based products. Further, the Federal Communications Commission, or FCC, continually receives proposals for new technologies and services that may seek to operate in, or across, the radio frequency bands currently used by GPS and other public services. Adverse decisions by the FCC that result in harmful interference to the delivery of GPS signals could harm the utility and reliability of GPS-based products.

Competition

The market for our products is highly competitive and rapidly evolving. We expect increased competition throughout the market for location technology products. This increased competition will likely result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors.

Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies, as well as our customers’ in-house design efforts. For chip sets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments, MediaTek, Global Locate, which was acquired by Broadcom Corporation during the second quarter of 2007, Atmel, u-blox, u-Nav, which was acquired by Atheros in the fourth quarter of 2007, NXP, Cambridge Silicon Radio and Trimble. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow.

In the wireless market, we also compete against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual cellular base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Silicon Radio, Polaris and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products. We plan to actively participate in Galileo support and SiRF has joined the iNavSat Consortium, an industry group bidding to secure the mandate to deploy and operate the Galileo systems.

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

We believe we compete successfully with our competitors based on these key competitive factors in our markets. In addition, in the wireless market, the ability to support location in both handsets and the wireless network is an important competitive factor. Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do and many of our private competitors raised additional financing. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. For example, in the second quarter of 2007, we announced that our SiRFstarIII architecture will provide GPS-based location awareness for products based on the Intel Ultra Mobile Platform; however, this relationship is not exclusive. Our failure to establish and maintain these relationships, or any interference with these relationships by our competitors, could harm our ability to penetrate emerging markets.

Raw Materials

We purchase components from a number of suppliers. In some cases we purchase certain critical components, such as NOR flash memory technology, from a single supplier. Refer to the discussion in Item 1A. Risk Factors, “We depend on a sole supplier for some critical components.”

Seasonality

We have historically experienced increased net revenue in our fourth quarter due primarily to seasonal demand related to the holiday season. This historical pattern should not be considered a reliable indicator of our future net revenue or financial performance.

Backlog

Our backlog of orders was $56.0 million at December 31, 2007. A substantial number of orders are shipped during the quarter in which they are received. We define backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a maximum length of time. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. Accordingly, we do not believe that orders are an accurate measure of backlog and, therefore, we believe that backlog is not a meaningful indicator of future revenues or material to an understanding of our business.

Intellectual Property

As of December 31, 2007, we had 255 patents granted worldwide. Of this total we have 179 patents granted in the United States and 76 patents granted in foreign countries, with expiration dates ranging from 2010 to 2025 along with 163 pending patent applications in the United States and 197 pending foreign patent applications. Our success depends on our intellectual property. Our patent applications may not provide protection for all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. In addition, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

We intend to continue to assess appropriate occasions for seeking patent protection for those aspects of our technology that we believe provide significant competitive advantages. Although we file patents to protect our inventions, our revenue is not dependent on any particular patent. We do not believe the expiration or loss of any particular patent would materially harm our business. Additionally, in October 2006, we were announced as an inaugural member of the Ocean Tomo 300 Patent Index, a market-equity stock index priced and published by the American Stock Exchange, representing a diversified portfolio of 300 companies that own the most valuable patents relative to their book value as determined by Ocean Tomo LLC.

Our success also depends on our other rights in proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, and design code for our chip sets, documentation and other written materials under trade secret and copyright laws. We license our software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. We generally require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our products, technology or business plans. Despite our efforts to protect our proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as those in the United States. In addition, our competitors may independently develop technology similar to ours. These precautions may not prevent misappropriation or infringement of our intellectual property.

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

Employees

As of December 31, 2007, we had 753 active, permanent employees, including 517 in research and development, 120 in sales and marketing, 36 in operations and 80 in general and administrative. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

The market for our products is highly competitive and rapidly evolving. We are seeing increased competition throughout the market for location technology products. This increased competition will likely result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies, as well as our customers’ in-house design efforts. For chip sets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments, MediaTek, Global Locate, which was acquired by Broadcom Corporation during the second quarter of 2007, Atmel, u-blox, u-Nav, which was acquired by Atheros in the fourth quarter of 2007, NXP, Cambridge Silicon Radio and Trimble. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. We anticipate that the increase in demand of GPS-based products will cause further price reductions in the market.

In the wireless market, we also compete against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual cellular base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Silicon Radio, Polaris and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do and many of our private competitors raised additional financing. We also believe that our success depends on our ability to establish and maintain relationships with established system providers and industry leaders. For example, in the second quarter of 2007, we announced that our SiRFstarIII architecture will provide GPS-based location awareness for products based on the Intel Ultra Mobile Platform; however, this relationship is not exclusive. Our failure to establish and maintain these relationships, or any interference with these relationships by our competitors, could harm our ability to penetrate emerging markets.

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

We have been named as a party in several shareholder class action lawsuits and we may be named in additional litigation, all of which could cause our business, financial condition, results of operations and cash flows to suffer.

We and certain of our current officers and directors have been named as defendants in several class action lawsuits that allege violations of the Securities Exchange Act of 1934 and seek to recover damages, a description of which can be found in the section titled “Business-Legal Proceeding.” We may in the future be subject to additional litigation relating to the announcement of our fourth quarter and fiscal year 2007 financial results and the following decline of our stock price. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits. Regardless of the outcome, this litigation, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•

changes in the relative volume of sales of our chip sets, our premium software offerings and our IP cores or other products and product mix, which have significantly different average selling prices and gross margins;

•	unpredictable volume and timing of customer orders;

•	unpredictable or launch delays of location-based services by operators impacting demand from our customers;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in our customers’ products;

•	the timing of new product announcements or introductions by us or by our competitors;

•	the introduction or delay in launch of our customers’ products using our technology or customers’ no longer using our technology;

•	seasonality in our various target markets;

•	product obsolescence and our ability to manage product transitions;

•	decreases in the average selling prices of our products;

•	changes in earnings estimates by market analysts;

•	changes in our management’s forecasts and outlook; and

•	fluctuations and estimations inherent in predicting our effective income tax rates.

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

The market price of our common stock is volatile.

The market price of our common stock is subject to significant fluctuations due to many factors, including but not limited to, fluctuations in our operating results, announcements regarding new products, product enhancements or technological advances by our competitors or us, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and general market trends unrelated to our performance. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of SiRF’s common stock could be adversely affected by these factors and fluctuations.

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

Litigation may be necessary to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. For example, in December 2006, our subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California and on February 8, 2007, we filed a complaint with the ITC requesting an investigation under the Tariff Act of 1930. In April 2007, Global Locate filed a complaint with the ITC requesting an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. During the second quarter of 2007, Global Locate was acquired by Broadcom Corporation.

Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of our products and our customers’ products. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

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

If we do not timely deliver new products, if these products do not achieve market acceptance or if we [discontinue] one or more of our product lines, our reputation may suffer, the variability of our revenue may increase and our net revenue, earnings and stock price may decline. In addition, if our products do not achieve market acceptance or if we [discontinue] one or more of our product lines, this could result in an decrease in headcount related to these product lines. For example, in 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures and in 2006 we launched the following new products: SiRFstarIII GSC3LT, GSCi-5000, and SiRFInstantFix. During 2007, we introduced the SiRFstarIII GSD3t, SiRFDiRect and SiRFstudio products. Additionally, through the acquisition of Centrality, we introduced the SiRFatlas and SiRFtitan SoC products. While some of the product lines based on our SiRFstarIII architecture are now in high-volume production, others are still in prototype or sampling stages. If these or other products we introduce do not achieve market acceptance in a timely manner, our business could suffer.

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

We may be unable to identify suitable acquisition candidates or investment opportunities in the future or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any acquisition or investment could have several risks, including:

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

We may not realize the anticipated benefits of any acquisition or investment. Future acquisitions may require us to make investments upfront, and there is no assurance that such investments will retain its value or positively contribute to our financial results. We may not be successful in our integration efforts or in our joint product development efforts.

We may be required to record a significant charge to earnings if our goodwill or identified intangible assets become impaired.

We have recorded a substantial amount of intangible assets, including goodwill, as a result of our recent acquisitions. For example, in 2007 we recorded $76.0 million of intangibles and $160.8 million of goodwill in connection with our acquisition of Centrality. We are required to evaluate goodwill and other intangibles for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows and, with respect to goodwill, on at least an annual basis. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. As a result of our annual and other periodic evaluations, we may determine that we need to write-down intangible asset values to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

Our operating results depend significantly on sales of our SiRFstarIII, SiRFaltas and SiRFtitan product lines and our ability to develop and achieve market acceptance of new GPS products.

We currently derive most of our revenue from sales of our SiRFstarIII product line and we expect SiRFatlas and SiRFtitan SoC products lines to be a significant contributor to our revenue in 2008. We continue to invest in the development of next generation products, however there is no assurance that such future products will achieve market acceptance. If we fail to develop or achieve market acceptance of new GPS products or other multifunction products, we will continue to depend on sales of our SiRFstarIII product line, which have declining average selling prices over time. Any decline in sales of our SiRFstarIII, SiRFatlas, or SiRFtitan product lines or decreases in average selling prices could adversely affect our net revenue and operating results.

Our operating results will depend significantly on sales of our products in the wireless market.

We expect to derive a significant portion of future revenue from sales of our products within the wireless market. Our success will depend on the growth of this emerging market. Our margins on sales of products in this emerging market differ from our margins on sales of products in the automotive market, which historically has been the largest contributor to our revenue mix. If the wireless market does not achieve the growth we expect, the growth and success of our business could be limited. In addition, if we do not timely deliver new wireless-based products or if these products do not achieve market acceptance our net revenue and operating results may not increase as anticipated or may decline.

Our products are becoming more complex and defects in our products could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our products are complex and must meet stringent quality requirements. With some of our recent acquisitions we are expanding into even more complex technologies that may require a significant investment of resources to be successful. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. In addition, errors or defects in our server software could cause our customers to experience a loss of network service effecting end-users. As our products become more complex, we face significantly higher research and development risks and risk of undetected defects. In addition, as our components become more complex we may be limited in the number of products that can utilize these components. While our historical warranty costs have not been significant, any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customers’ rejection of our products, damage to our reputation, a decline in our stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

We are in the process of implementing a new enterprise resource planning, or ERP, system to manage our worldwide financial, accounting and operations reporting.

We are preparing for the implementation of a new ERP system in order to improve our ability to report information accurately, reduce our reliance on manual processing and enhance our ability to respond to market developments more quickly. We believe we are taking appropriate measures to ensure the successful and timely implementation of the new system, including, but not limited to, hiring qualified consultants and performing extensive testing. However, implementations of this scope have inherent risks that could lead to a disruption in our financial, accounting and operations reporting as well as the inability to obtain access to key financial data. If we encounter problems with the implementation, we may be unable to accurately report our financial performance on a timely basis, which would aversely affect our business and our stock price could decline.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In 2007, we had two customers that each accounted for 10% or more of our net revenue, and which collectively accounted for approximately 45% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

Our distributors account for a significant percentage of our net revenue and our reliance on third-party distributors subjects us to risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third-party distributors have been a significant factor in our ability to increase sales of our products. In 2007, we had one distributor that accounted for approximately 32% of our net revenue. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

In some cases, our distributors’ ability to order products may be limited by their credit line or other financial limitations, which could also adversely affect our revenue.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our net revenue could decline.

We believe that over 90% of our net revenue during 2007 and 2006 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets are uncertain and may decline. If we cannot sustain or increase sales of our products in these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our net revenue to decline.

We derived approximately 88%, 85% and 82% of our net revenue from international sales in 2007, 2006 and 2005, respectively. International sales to the Asia-Pacific region accounted for approximately 81%, 79% and 72% of our net revenue in 2007, 2006 and 2005, respectively.

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

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as communications systems experts, GPS systems and algorithm experts, software developers, radio frequency hardware design engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay area, Los Angeles area and Phoenix area in the United States, Stockholm in Sweden, Bangalore and Noida in India and Beijing and Shanghai in China, we may be unable to attract and retain key technical and managerial personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel.

Part of our business uses a royalty-based business model, which has inherent risks.

Although a substantial majority of our net revenue is derived from sales of our chip sets and SoCs, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. License royalty revenue represented 2%, 3% and 7% of our net revenue in 2007, 2006 and 2005, respectively. In 2007, four of our licensees accounted for approximately 10%, 11%, 21% and 45% of our license royalty revenue, respectively. If a significant licensee terminated its relationship with us, demands price reductions, decided to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenue, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

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

We prepare our financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, American Institute of Certified Public Accountants, or AICPA, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, in September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Effective in fiscal year 2008, we will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FASB Staff Position, or FSP No. 157-b. Also, in December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development , or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life. We expect the adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of December 31, 2007, we had 255 patents granted worldwide. Of this total we have 179 patents granted in the United States and 76 patents granted in foreign countries, with expiration dates ranging from 2010 to 2025 along with 163 pending patent applications in the United States and 197 pending foreign patent applications. Our patent applications may not provide protection for all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

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

We depend primarily on a few independent foundries to manufacture substantially all of our current products, and any failure to obtain sufficient foundry capacity could significantly delay our ability to ship our products and damage our customer relationships.

We do not own or operate a fabrication facility. We rely on third parties to manufacture our semiconductor products. Four outside foundries, Samsung in South Korea, IBM in the United States, STMicroelectronics in Italy and France, and TSMC in Taiwan currently manufacture substantially all of our products. Also, in 2007, with the acquisition of Centrality, we began using Global Uni Chip, a design foundry, to provide turnkey solutions for our SoC products.

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

Changes in our senior management could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. If the integration or departure of members of our senior management team does not go as smoothly as anticipated, it could negatively affect our business.

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

Our corporate headquarters is located in San Jose, California, where we occupy approximately 48,000 square feet under leases expiring on November 30, 2009. We also lease property in the following areas, which serve our engineering and product development locations, regional headquarters and direct sales offices:

Location	Square Feet	Lease Expiration
Phoenix, Arizona (1)	26,300	July 2012
Redwood City, California	8,600	October 2011
Santa Ana, California	15,400	December 2009
Noida, India (2)	9,200	April 2009
Bangalore, India	27,000	June 2011
Stockholm, Sweden	5,900	April 2009
Shanghai, China (3)	36,000	August 2008
Taipei, Taiwan (4)	13,900	March 2009

(1)	We lease two properties in Phoenix, Arizona, with lease expirations dated July 2010 and July 2012.
(2)	We lease two properties in Noida, India, with lease expirations dated March 2009 and April 2009.
(3)	We lease various properties in Shanghai, China, with lease expirations dated January 2008, April 2008 and August 2008.
(4)	We lease various properties in Taipei, Taiwan, with lease expirations dated December 2008 and March 2009.

We lease additional facilities in various locations expiring on various dates through 2010. We may require additional space in the future which may not be available on commercially reasonable terms or in the location we desire.

Item 3.	Legal Proceedings

We may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. During fiscal year 2007, we were party to the following material legal proceedings:

On December 15, 2006, our subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code. On October 3, 2007, the District Court stayed both parties’ claims and counterclaims in their entirety pending resolution of the two United States International Trade Commission, or ITC, investigations described below.

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, or sale within the United States after importation of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. This case is scheduled for a hearing commencing on March 10, 2008 and a target date for completion of the investigation is scheduled for October 13, 2008.

Finally, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. This case is scheduled for a hearing commencing on April 28, 2008, and a date for completion of this investigation is scheduled for December 8, 2008. During the second quarter of 2007, Global Locate was acquired by Broadcom Corporation.

In February 2008, purported class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. The complaints allege that we and certain of our officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to our business and operating results. The complaints seek, on behalf of persons who purchased our common stock during the period from October 30, 2007 to February 4, 2008, unspecified damages, interest and costs and expenses, including attorney’s fees and disbursements. In addition, in February 2008, shareholder derivative lawsuits were filed in the Superior Court of the State of California County of Santa Clara against certain of our officers and directors. The complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. The complaints seek unspecified damages, disgorgement of profits, benefits and other compensation, interest and costs and expenses, including attorney’s fees and disbursements. While we intend to defend the lawsuit vigorously, litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect our business.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers

The names of our executive officers and their ages as of December 31, 2007 are as follows:

Name	Age	Positions(s)
Michael L. Canning	66	President, Chief Executive Officer and Director
Geoffrey Ribar	49	Senior Vice President and Chief Financial Officer
Kanwar Chadha	48	Vice President of Marketing, Director and Founder
Joseph M. LaValle	58	Vice President of Sales
Atul P. Shingal	47	Vice President of Operations
Rob Baxter	52	Senior Vice President

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

Geoffrey Ribar joined the Company in January 2006 as our Senior Vice President and has served as Chief Financial Officer since March 2006. Prior to joining us, from August 2004 to December 2005, Mr. Ribar served as Chief Financial Officer of Matrix Semiconductor. From August 2001 to October 2003, Mr. Ribar served as Senior Vice President and Chief Financial Officer of Asyst Technologies, Inc., a semiconductor equipment company. From August 2000 to August 2001, Mr. Ribar served as Chief Financial Officer of iBeam Broadcasting Corporation, a streaming media network company. From October 1998 to February 2000, Mr. Ribar served as Chief Financial Officer of Packard Bell NEC, a computer manufacturer. From December 1997 to October 1998, Mr. Ribar served as Chief Financial Officer of NVIDIA, Inc. From 1982 to 1997, Mr. Ribar held several finance roles, the most recent of which was Vice President and Corporate Controller, at AMD, Inc. Mr. Ribar holds a B.S. in Chemistry and an M.B.A. from the University of Michigan.

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

Rob Baxter joined SiRF in August 2007 as Senior Vice President, as a result of the acquisition of Centrality Communications. Prior to joining us, from December 2004 to August 2007, Mr. Baxter served as President and Chief Executive Officer of Centrality Communications. From July 2003 to December 2004, Mr. Baxter served as Chief Executive Officer at Xanoptix (now Cubic Wafer) and held the position of Senior Vice President and Member of Office of the President at Chartered Semiconductor Manufacturing from July 1998 to December 2002, both semiconductor companies. Mr. Baxter also served in Vice President and General Manager roles in Europe, the United States and Asia during a 16-year career at Motorola in the semiconductor product sector (now Freescale) from August 1982 to July 1998. Mr. Baxter holds a B.S. honors degree in Applied Physics and Electronics and graduated from University College, Durham University in the United Kingdom.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

SiRF Technology Holdings, Inc. is quoted on the Nasdaq Global Select Market under the symbol “SIRF.” Public trading of our common stock began on April 22, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sales price per share of our common stock as quoted on the Nasdaq Global Select Market in 2007 and 2006:

	Price Range Per Share
Fiscal 2007	High	Low
First Quarter	$34.15	$23.29
Second Quarter	$29.45	$20.35
Third Quarter	$25.22	$16.20
Fourth Quarter	$30.61	$21.66

	Price Range Per Share
Fiscal 2006	High	Low
First Quarter	$42.50	$28.24
Second Quarter	$39.95	$26.71
Third Quarter	$33.29	$18.20
Fourth Quarter	$32.19	$19.74

Performance Graph

The following graph shows a comparison of the 45 month cumulative total shareholder return for our common stock with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The reference to 45 months is associated with the time in which we have been a public company. The graph assumes a $100 investment on March 31, 2004 in the NASDAQ Composite Index and the Philadelphia Semiconductor Index and a $100 investment on April 22, 2004 in our common stock.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*

Among SiRF Technology Holdings, Inc., the NASDAQ Composite Index

and the Philadelphia Semiconductor Index

Holders

As of February 20, 2008, there were approximately 301 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Sales of Unregistered Securities

On the following dates we issued shares of common stock pursuant to the vesting of outstanding restricted stock units to cover withholding taxes for such common stock:

Date of Vesting	Shares of Common Stock Withheld	Average Fair Market Value in Period of Vesting
October 1, 2007 – October 31, 2007	2,359	$20.92
November 1, 2007 – November 30, 2007	2,476	$29.67

On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Date	Total Number of Shares (or Units) Withheld	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2007	143	$29.81	None	N/A
November 30, 2007	123	$24.09	None	N/A
December 31, 2007	125	$25.13	None	N/A

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data for each of the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The results of our acquired companies have been included in our consolidated financial statements since their respective acquisition dates. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2007		2006	2005	2004	2003
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$329,380		$247,680	$165,070	$117,368	$73,147
Gross profit (1)	$167,614		$135,743	$89,767	$64,985	$38,795
Net income (loss)	$(10,397)		$2,400	$30,040	$30,723	$3,565
Deemed dividend to preferred stockholders	$—		$—	$—	$—	$468
Net income (loss) applicable to common stockholders	$(10,397)		$2,400	$30,040	$30,723	$3,097
Net income (loss) per share:
Basic	$(0.19)		$0.05	$0.62	$0.90	$0.45
Diluted	$(0.19	)(2)	$0.04	$0.56	$0.64	$0.08

	December 31,
	2007		2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$100,963		$133,817	$83,882	$86,462	$16,715
Working capital	$166,780		$185,361	$142,126	$121,635	$23,617	(3)
Total assets	$563,741		$366,663	$285,815	$228,457	$88,628
Long-term obligations, less current portion	$1,421		$509	$439	$1,771	$2,910
Convertible preferred stock	$—		$—	$—	$—	$138,213
Total stockholders’ equity (deficit)	$509,412	(4)	$327,343	$262,836	$211,807	$(64,023)

(1)

Gross profit for the years ended December 31, 2003, 2004, 2005 and 2006 reflects certain reclassifications to conform to the Company’s current period presentation. Amortization expense of certain acquisition-related intangible assets, primarily developed and core technology, has been reclassified and is being presented as a component of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities. Previously, the Company had presented these amounts as a component of operating expense. Refer to Note 10, Goodwill and Identified Intangible Assets of the Notes to Consolidated Financial Statements in Item 8 for further information.

(2)

The diluted net loss per share computation for the year ended December 31, 2007 excludes potentially dilutive repurchasable common stock, stock options, warrants, restricted stock units and employee stock purchase plan shares as their effect would have been antidilutive. Refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8 for a detailed explanation of the determination of shares used in computing basic and diluted net income (loss) per share.

(3)

The working capital balance for the year ended December 31, 2003 reflects the reclassification of certain current assets from prepaid expenses and other current assets to identified intangible assets and fixed assets, resulting in a decline in working capital of $289,000.

(4)

On January 1, 2007, the Company adopted Emerging Issues Task Force, or EITF, No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 and Financial Accounting Standards Interpretation, or FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The impact of changes in accrued payroll and related benefits, long term deferred and other tax liabilities, and long-term obligations resulting from adoption of these new accounting pronouncements were recorded as cumulative effect adjustments to the opening balance of accumulated deficit in the December 31, 2007 consolidated balance sheet.

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

Overview

We are a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial systems. Our products have been integrated into a wide range of mobile consumer devices such as automobile navigation systems, portable navigation devices, or PNDs, mobile phones, mobile computers, GPS-based peripherals and handheld GPS devices and into commercial applications such as location servers, asset tracking devices and fleet management systems.

We market and sell our products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, of four target platforms: wireless handheld devices, such as mobile phones; automotive electronics systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet devices. As we supply products that support multiple applications within these four target platforms, we do not have the ability to discretely track separate financial information for each of these four target platforms. Additionally, we market and sell our products to value-added manufacturers, or VAMs, which typically provide GPS modules or sub-systems to the OEMs, and through intellectual property partners, which integrate our core technology into their products. Intellectual property partners are typically large semiconductor companies.

As usage of GPS technology for high volume applications is still in the early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. We continue to see the growth of portable navigation systems and wireless handheld devices as a major driver in our growth throughout 2008. Location-based services, or LBS, are offered by some wireless network operators as a way to send information to cell-phone subscribers based on their current location. While the LBS market for wireless operators is in its early stages, we expect it to continue to be a growth driver for our business. Our long-term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant effort on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

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

During 2007, as compared to the prior year, we observed steady growth in the overall market for GPS-enabled devices across all our target platforms with the portable navigation devices being the largest contributor to our revenue mix. The portable navigation device market continues to show momentum with existing suppliers broadening their product lines and increasing their sales, and new suppliers entering the market. We continue to build on our market leadership position and have expanded our customer base by winning new designs at existing customers, as well as with new customers. The mobile phone market also showed steady progress with certain handset customers designing products based on our SiRFstarIII GSC3LT and GSCi-5000 chips.

Acquisitions

In August 2007, we acquired Centrality Communications, Inc, a privately-held developer of navigation processor solutions for portable navigation devices based in Redwood City, California. The acquisition of Centrality is intended to enable SiRF to deliver end-to-end, multifunction location platforms employing system-on-chip, or SoC, technology to location-enable a range of devices and services. The acquisition is further intended to expand our engineering capabilities to deliver cost-effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. The acquisition also helps our customers, operators and content partners to add more value to their offerings and bring their products to market faster while enhancing the consumer experience.

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

During the first quarter of 2007, we announced the SiRFstarIII GSD3t, which is our first 90 nm RF CMOS single die SiRFstarIII architecture-based product. The SiRFstarIII architecture-based GSD3t brings the SiRFstarIII class GPS performance to price-conscious and space-constrained mobile devices, such as cell phones.

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

During the third quarter of 2007, we signed a license and joint development agreement with Intel Corporation on certain future product platforms to help location and wireless connectivity become more mainstream in next generation mobile devices. As part of this agreement the two companies agreed to cooperate in the marketing and selling of these future products to customers developing a wide range of mobile devices worldwide. This agreement supports our long term strategy for growth and is designed to strengthen our position in mobile devices. With our acquisition of Centrality in August 2007, we have added the SiRFatlas and SiRFtitan SoC product lines.

During the fourth quarter of 2007, we hosted the first Location 2.0 summit for location industry leaders. This first of its kind event brought together key leaders from across the location industry ecosystem: operators and service providers, device manufacturers and enabling platform providers as well as content and application developers. At the summit, we unveiled our SiRFecosystem™ strategy and introduced SiRFstudio™, a standards-based, end-to-end location services enabling platform that is designed to simplify and speed the development and deployment of location-aware applications across a broad range of mobile devices. Also in the fourth quarter, we announced that SiRF was a founding member of the Open Handset Alliance and that we will rapidly implement key end-to-end location awareness features to enable mobile platforms powered by the Android™ platform to provide an optimal location experience for consumers. We have joined with Google Inc. and thirty other companies worldwide to develop and deploy Android, the Alliance’s open and comprehensive platform for mobile devices.

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

Revenue Recognition. We derive revenue primarily from sales of semiconductor chip sets, and to a lesser extent, from licenses of our intellectual property and premium software products.

Revenue from sales of semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. We record reductions to chip set revenue for expected product returns based on our historical experience and other known factors. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of our standard product warranty, related to the sale of chip sets and we have not had any to date. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

We defer the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of SiRF’s products. Also, several of our distributors purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances our accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust the gross price to the applicable net price for those sales.

We license rights to use our intellectual property to allow licensees to utilize our technology. We also license rights to use our premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. We recognize revenue from standalone license rights to use our intellectual property in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. Revenue from standalone rights to use our premium software products is recognized in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 97-2, Software Revenue Recognition. Subsequent to the sale of our premium software products, we have no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

Certain sales of our chip sets to direct customers are bundled with our premium software products. In such arrangements, both the premium software and chipsets are delivered simultaneously and post-contract customer support is not provided. We apply the guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue from such bundled arrangements generally upon delivery of the chip sets, assuming all other basic revenue recognition criteria are met, as both the chip sets and software are considered delivered elements and no undelivered elements exist. We recognize license revenue from sales of our premium software at the time a reliable estimate can be made of the actual usage that has occurred of the premium software, provided collectibility is probable.

We earn royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. Our licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. Prior to the fourth quarter of 2006, we estimated and recorded royalty revenue earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. Beginning in the fourth quarter of 2006, we determined that due to business circumstances, we could no longer reliably estimate royalty revenue from the Estimated Licensees. As such, we began recognizing all royalty revenue based solely on royalties reported by licensees during such quarter. Refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 for further discussion of the business circumstances that precipitated our change in accounting estimate.

Inventories. We record a reserve for inventories that have become obsolete or are in excess of anticipated demand or net realizable value. We perform a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve estimates, such as customer product demand projections based on our historical experience, timing of new product introductions, timing of customer transitions to new products and sell through of products at different average selling prices. If future demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, we may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Stock-Based Compensation. The fair value of our employee stock options and purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, including the price volatility of the underlying stock and the option’s expected term. Our options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of SFAS No. 123R, we elected to use the simplified method as prescribed by SAB No. 107, to estimate the option’s expected, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, we no longer use the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We utilize our own historical volatility in valuing our stock option grants and purchase rights under the Purchase Plan. We also evaluate the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption based upon our historical stock price volatility. In addition, we estimate forfeitures at the time of grant, and revise if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimate of expected forfeitures considers historical termination behavior, as well as retention related incentives. We elected to use the straight-line attribution method for awards granted after the adoption of Statement of Financial Accounting Standards, SFAS No. 123R, Share-Based Payment (January 1, 2006) and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, our options’ actual lives, interest rates and forfeitures may be different from our assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill. Identified intangible assets consist of acquired developed and core technology, customer relationships, non-compete agreements, assembled workforce, patents, trade names and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, customer relationships, non-compete agreements, assembled workforce, patents, trade names and intellectual property assets are amortized over their weighted average expected useful life of 4.1, 7.3, 2.0, 4.0, 13.0, 3.5 and 2.4 years, respectively.

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

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We perform our impairment review at the entity level as we have only one operating segment, which is our sole reporting unit. We conducted our annual impairment test as of September 30, 2007 and determined there to be no impairment. There were no events or circumstances from that date through December 31, 2007 that would impact this assessment. Subsequent to year-end, following the announcement of our fourth quarter and fiscal year 2007 financial results, our stock price experienced a significant decline. The market price of our common stock is subject significant fluctuations, affected by many factors, including, but not limited to, fluctuations in our operating results, announcements regarding new products, product enhancements or technological advances by our competitors or us, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. As a result of the changes in circumstances occurring subsequent to year-end, we are currently performing a review to evaluate the carrying amount of our goodwill for potential impairment.

In determining fair value, we consider various factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods over which our assets will be utilized, and other variables. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, impairment charges may result.

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

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for

United States federal and state provisions. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We evaluate our uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. We only recognize tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. We measure these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. We exercise significant judgment in estimating the final resolution of our tax positions with a taxing authority. We believe we have adequately provided for any reasonably foreseeable adjustments to our tax liability. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary in accordance with FIN No. 48. Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information on the impact of adopting FIN No. 48.

Adoption of Recent Accounting Pronouncements

During the first quarter of 2007, we adopted EITF No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences and FIN No. 48. Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for additional information on the impact of adopting these new accounting pronouncements.

Recently Issued Accounting Standards

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-b was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective in fiscal year 2008, we will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP No. 157-b. We do not expect the partial adoption of SFAS No. 157 to have a material impact on our financial position and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to exercise the option to report selected financial assets and liabilities at fair value as provided for under SFAS No. 159, accordingly, there is no impact our financial position and results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that (1) acquisition-related costs be recognized separately from the acquisition and expensed as incurred, (2) restructuring costs generally be expensed in periods subsequent to the acquisition date, and (3) changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. We are currently assessing SFAS No. 141R and have not yet determined the impact that the adoption will have on our financial position and results of operations.

Results of Operations

Net Revenue

The following table sets forth our revenue for 2007, 2006 and 2005 (dollars in thousands):

	Year Ended December 31,
	2007		2006		2005
		% of Net		% of Net		% of Net
	Dollars	Revenue	Dollars	Revenue	Dollars	Revenue
Product revenue	$323,128	98.1%	$239,243	96.6%	$153,399	92.9%
License royalty revenue	6,252	1.9%	8,437	3.4%	11,671	7.1%

Net revenue	$329,380		$247,680		$165,070

Increase, period over period	$81,700		$82,610
Percentage increase, period over period	33.0%		50.0%

Product revenue increased in 2007 compared to 2006 primarily due to a 75% increase in unit shipments of chip sets. The increase in unit shipments of chip sets compared to 2006 was primarily due to increased sales of our product lines based on our SiRFstarIII architecture. Also, in August 2007 with the acquisition of Centrality, we added two navigation processor architectures, Titan and Atlas, which also contributed to the increase in product revenue compared to a year ago. The increase in unit shipments was partially offset by a 23% decline in average selling prices in 2007 as compared to 2006. Increased sales volumes in 2007 were driven by continued growth in the automotive market, especially portable navigation devices, and the wireless market.

The increase in product revenue in 2006, as compared to 2005 resulted primarily from a 75% increase in unit shipments of chip sets, which was due primarily to increased sales of our SiRFstarIII architecture products. This increase in unit shipments of chip sets was partially offset by an 11% decline in average selling prices in 2006 as compared to 2005. Increased sales volumes in 2006 were driven by continued growth in the consumer and compute devices and automotive markets, especially portable navigation devices and continued growth of GPS embedded consumer devices.

The declines in average selling prices in 2007 and 2006 were a result of overall competitive pricing pressures on our products. Declining average selling prices are expected over time and will likely continue across all product lines.

License royalty revenue represented 2%, 3% and 7% of our net revenue in 2007, 2006 and 2005, respectively. The decrease in license royalty revenue in 2007 compared to 2006 was primarily due to a decline in our licensed intellectual property revenue due to unit volume decreases for license royalty revenue. License royalty revenue decreased in 2006, as compared to 2005 primarily due to a decline in our premium software royalty revenue from various customers. This decline primarily resulted from the migration of customers from SiRFstarII to SiRFstarIII based designs, which did not require the use of SiRFXtrac premium software. Additionally, license royalty revenue decreased due to the one-time effect of our change in the timing of recognizing our royalty license income estimates in the fourth quarter of 2006, partially offset by increases in our licensed intellectual property revenue due to unit volume increases.

Starting in the fourth quarter of 2006, we determined that due to business circumstances we could no longer reliably estimate royalty revenue from the Estimated Licensees. As such, we began recognizing all royalty revenue based solely on royalties reported by licensees during such quarter. This change in the timing of recognizing royalty revenue was made prospectively and had an initial one-time effect of reducing royalty revenue recorded in the fourth quarter of 2006. The effect of not recording fourth quarter royalty revenue in 2006 was a reduction of approximately $1.2 million or 14% on our license royalty revenue. Refer to Note 1 of the Notes to Consolidated Financial Statements in Item 8 for further discussion of the business circumstances that precipitated our change in accounting estimate.

Net revenue from international sales was approximately 88%, 85% and 82% of our net revenue in 2007, 2006 and 2005, respectively. Net revenue from international sales to the Asia-Pacific region accounted for approximately 81%, 79% and 72% of net revenue in 2007, 2006 and 2005, respectively. International sales increased as a percentage of total net revenue in 2007 compared to 2006, due primarily to higher international sales to the Asia-Pacific region associated with increases in unit shipments of chip sets and in the number of customers and, to a lesser extent, our acquisition of Centrality, which had a large concentration of customers in the Asia-Pacific region. International sales as a percentage of total net revenue in 2006, as compared to 2005, increased due to larger international sales to the Asia-Pacific region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAMs and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia-Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia-Pacific region. All of our sales are denominated in United States dollars.

In 2007, 2006 and 2005, our 10 largest customers collectively accounted for 76%, 87% and 89% of our net revenue, respectively.

Gross Profit

Gross profit consists of net revenue, less cost of product revenue and amortization of acquisition-related intangible assets. Cost of product revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Gross profit for the years ended December 31, 2005 and 2006 reflects certain reclassifications to conform to our current period presentation. Amortization expense of certain acquisition-related intangible assets, primarily developed and core technology, has been reclassified and is being presented as a component of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities. Previously, we had presented these amounts as a component of operating expense. Refer to Note 10, Goodwill and Identified Intangible Assets of the Notes to Consolidated Financial Statements in Item 8 for further information.

Amortization of acquisition-related intangible assets, presented as a component of cost of revenue for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$7,314	$1,880	$1,620
Percentage of net revenue	2.2%	0.8%	1.0%
Increase, period over period	$5,434	$260
Percentage increase, period over period	289.0%	16.0%

Cost of product revenue for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cost of product revenue	$154,452	$110,057	$73,683
Percentage of net revenue	46.9%	44.4%	44.6%
Increase, period over period	$44,395	$36,374
Percentage increase, period over period	40.3%	49.4%

Gross profit and gross margin for the periods reported were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Gross profit	$167,614	$135,743	$89,767
Gross margin	50.9%	54.8%	54.4%
Increase, period over period	$31,871	$45,976
Percentage increase, period over period	23.5%	51.2%

Product gross margin for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
Product gross margin	49.9%	53.2%	50.9%

The increase in amortization of acquisition-related intangible assets in 2007 compared to 2006 was due to amortization expense of $5.4 million associated with intangible assets acquired as part of our acquisition of Centrality in August 2007. The increase in amortization of acquisition-related intangible assets in 2006 compared to 2005 was due to a full year of amortization of acquired intangible assets related to the Motorola GPS chip set product family acquisition in June 2005.

Cost of product revenue includes stock-based compensation expense of $1.5 million, $0.7 million and $0.2 million in 2007, 2006 and 2005, respectively.

The increases in cost of product revenue and gross profit in 2007 compared to 2006 correlate with the increase in net revenue and unit shipments during the same period. Gross margin decreased in 2007 compared to 2006 primarily due to continued declines in average selling prices driven by competitive pricing pressures and changes in our product mix. In addition, fair value adjustments recorded to inventory acquired as part of our acquisition of Centrality in August 2007 that was subsequently sold to end customers in the third and fourth quarters of 2007 contributed to the decline in gross margin compared to the prior year. Gross margin in 2007 was also impacted by our license royalty revenue, which has no cost of revenue, representing a smaller percentage of total net revenue, compared to a year ago. Gross margin remained flat in 2006, as compared to 2005. The impact on gross margin associated with license royalty revenue becoming a smaller percentage of total net revenue was offset by an increase in product gross margin in 2006, as compared to 2005. The increase in product gross margin in 2006, as compared to 2005 was due primarily to a decline in product costs.

In the future, our gross margin may be affected by increased competition and related decreases in unit average selling prices, changes in the mix of products sold, including the extent of license royalty revenue, the availability and cost of products from our suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Our results of operations for 2007 and 2006 were materially impacted by the adoption of SFAS No. 123R in January 2006, which requires us to recognize a non-cash expense related to the estimated fair value of all our employee stock-based compensation awards. The following table provides the amounts recorded within operating expenses for employee stock-based compensation expense during 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Stock-based compensation expense included within operating expense:
Research and development	$20,862	$16,691	$4,126
Sales and marketing	$6,639	$4,008	$667
General and administrative	$8,689	$4,791	$820

As of December 31, 2007, we had approximately $44.0 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. As of December 31, 2007, there was also $36.0 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 2.4 years. In addition, we also had $3.0 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods and $0.1 million of unrecognized compensation cost related to performance share award agreements with certain of our executive officers, which we expect to recognize over a weighted average period of 1 year.

Research and Development

Research and development expense consists primarily of salaries, bonuses, benefits and stock-based compensation expense for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of our development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $0.9 million, $0.6 million and $0.6 million in 2007, 2006 and 2005, respectively. Research and development expense for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Research and development	$96,701	$75,064	$37,685
Percentage of net revenue	29.4%	30.3%	22.8%
Increase, period over period	$21,637	$37,379
Percentage increase, period over period	28.8%	99.2%

The increase in research and development expense in 2007 compared to 2006 was primarily due to an increase in headcount, which resulted in increases in compensation-related expenses of $11.5 million and higher stock-based compensation expense of $4.2 million compared to a year ago. The increase in our headcount was primarily attributed to our acquisition of Centrality, as well as the overall growth of our business. The increase in research and development expense was also impacted by increases in facility-related costs, product development costs and consulting expenses as a result of an overall increase in our research and development activities.

Research and development expense increased in 2006, as compared to 2005, primarily due to an increase in stock-based compensation expense of approximately $12.6 million, which is primarily associated with the adoption of SFAS No. 123R and expenses recognized for acquisition-related stock-based compensation awards as compared to the amounts recorded in 2005. The increase in research and development expense during 2006 is further attributable to a 55% increase in headcount, which resulted in increases in headcount related expenses of approximately $10.0 million. The increase in headcount is primarily attributable to the acquisition of Impulsesoft in the fourth quarter of 2005 and the acquisition of TrueSpan in the first quarter of 2006, as well as the overall growth of our business. In connection with these acquisitions during 2006, approximately $3.2 million of acquisition-related contingent payments were also recorded as compensation expense, with no similar expense in 2005. Additionally, increased costs associated with physical implementation of chip designs, as well as increased depreciation and amortization of engineering equipment and licensed technology attributed to the overall increase in research and development expense.

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

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Sales and marketing	$27,920	$19,547	$13,568
Percentage of net revenue	8.5%	7.9%	8.2%
Increase, period over period	$8,373	$5,979
Percentage increase, period over period	42.8%	44.1%

The increase in sales and marketing expense in 2007 compared to 2006 was primarily due to an increase in headcount that resulted in increased compensation-related expenses of approximately $3.8 million and higher stock-based compensation expense of $2.6 million compared to a year ago. The increase in sales and marketing expense was also impacted by increases in sales and marketing activities, travel and entertainment expense and facility-related costs.

The increase in sales and marketing expense in 2006, as compared to 2005 was due primarily to an increase in stock-based compensation expense of approximately $3.3 million. The increase in sales and marketing expense during 2006 is further attributable to a 30% increase in headcount and related expenses.

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

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expense for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
General and administrative	$36,708	$19,854	$12,099
Percentage of net revenue	11.1%	8.0%	7.3%
Increase, period over period	$16,854	$7,755
Percentage increase, period over period	84.9%	64.1%

The increase in general and administrative expense in 2007 compared to 2006 was primarily due to on-going litigation activities and other legal expenses of $8.2 million, as well as an increase in headcount that resulted in higher stock-based compensation expense of $3.9 million and increased compensation-related expenses of approximately $1.6 million compared to a year ago. The increase in general and administrative expense was also impacted by increases in accounting and professional services consulting services and facility-related costs. Refer to Note 19 of the Notes to Consolidated Financial Statements in Item 8 for a discussion of material legal proceedings during 2007.

The increase in general and administrative expense in 2006, as compared to 2005, was due primarily to an increase in stock-based compensation expense of approximately $4.0 million. The increase in general and administrative expense during 2006 is further attributable to increases in headcount related expenses and increased costs for legal, accounting and professional consulting services of approximately $3.6 million. The increase in general and administrative expense is primarily associated with the growth of our business, as well as our recent acquisitions.

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

Amortization of Acquisition-Related Intangible Assets

Acquired identified intangible assets other than goodwill consist of acquired developed and core technology, customer relationships, assembled workforce, patents, trade names and non-compete agreements. Acquired identified intangible assets are amortized using the straight-line method over their expected useful lives, which range from one year to thirteen years. Amortization of acquisition-related intangible assets for the years ended December 31, 2005 and 2006 reflects certain reclassifications to conform to SiRF’s current period presentation. Amortization expense of certain acquisition-related intangible assets, primarily developed and core technology, has been reclassified and is being presented as a component of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities. Refer to Note 10, Goodwill and Identified Intangible Assets, of the Notes to Consolidated Financial Statements in Item 8 for further information.

Amortization of acquisition-related intangible assets for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$5,514	$3,291	$4,009
Percentage of net revenue	1.7%	1.3%	2.4%
Increase (decrease), period over period	$2,223	$(718)
Percentage increase (decrease), period over period	67.5%	(17.9)%

The increase in amortization expense in 2007 as compared to 2006 was due to amortization expense of $3.2 million associated with intangible assets acquired as part of our acquisition of Centrality in August 2007. The increase was partially offset by lower amortization expense of $1.0 million due to certain acquisition-related assets having been fully amortized.

The decrease in amortization expense in 2006, as compared to 2005, was due to lower amortization of $2.0 million related to the Enuvis intangible asset write-off in 2005 and $0.3 million due to the full amortization of the Conexant intangibles in the third quarter of 2006. This was partially offset by $1.6 million of increased amortization primarily associated with the amortization of TrueSpan acquired intangible assets and a full year of amortization of acquired intangible assets related to the Impulsesoft, Motorola’s GPS chip set product family and Kisel acquisitions that occurred in 2005.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense for the periods reported was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Acquired in-process research and development expense	$13,900	$13,251	$1,650
Percentage of net revenue	4.2%	5.4%	1.0%
Increase, period over period	$649	$11,601
Percentage increase, period over period	4.9%	703.1%

In connection with the acquisition of Centrality in 2007, we allocated approximately $13.9 million of the purchase price to acquired in-process research and development expense, or IPR&D. In connection with the acquisition of TrueSpan in 2006 we allocated approximately $13.3 million of the purchase price to IPR&D. In connection with the acquisitions of Impulsesoft and Motorola’s GPS chip set product family in 2005 we allocated approximately $1.7 million of the purchase price to IPR&D. The amount allocated to IPR&D was immediately expensed in the periods the acquisitions were completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. We considered the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D.

As of the acquisition date, Centrality was in the process of developing its next generation of processor with enriched specifications. As there was significant risk associated with not completing the next generation processor and there was no alternative future use for the technology, the technology was considered to be IPR&D. At the date of the acquisition, the next generation processor was expected to be released in mid 2008. As of December 31, 2007, the next generation processor was successfully taped-out. Samples of the new product were made available in January 2008 for quality assurance testing. During the first half of 2008, the samples will undergo laboratory testing for functionality and compliance with technological standards and we are continuing testing of our firmware and software integration. System integration, system validation of a reference design and product qualification tests are the key activities prior to product release. There has been no material variation associated with the next generation processor development project.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its DVB and RF chips. The design for the chips was believed to be near completion, but significant risks and uncertainties in the design still existed and diagnosis of verification errors required debugging. Both of these chips were expected to be released in late 2007 at the time of the acquisition. TrueSpan was also working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in late 2006 at the time of the acquisition. TrueSpan was expected to begin benefiting from both products in 2007. This software development project was still in process as of December 31, 2006 and as of year end the DVB chip had taped out. As of December 31, 2007, the DVB chip is undergoing laboratory tests for functionality and compliance with technological standards and SiRF’s firmware and software integration testing efforts are continuing. Over the next year the system integration and system validation of a reference design are the key activities prior to completion. There has been no material variations associated with the TrueSpan chip development projects.

As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line, which featured a substantially new design, new architecture and new embedded software. As of the acquisition date, the GSCi-5000 was expected to be released in late 2006. The GSCi-5000 product line reached pre-production qualification and was substantially complete as of the end of 2006. This development project was completed on time with respect to the initial specifications and timelines set at the time of acquisition. During 2007, the GSCi-5000 product family ramped into high production, and is expected to experience increased volumes in 2008.

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

Other Income, net

	December 31,
	2007	2006	2005
	(In thousands)
Interest income, net	$7,997	$6,865	$3,995
Other income (expense), net	(605)	(232)	1,242

Other income, net	$7,392	$6,633	5,237

The increase in interest income, net in 2007 as compared to 2006, was primarily due to higher invested balances maintained during 2007 prior to our acquisition of Centrality, and higher returns earned on invested amounts. Other expense, net was higher in 2007 compared to 2006 primarily due to a gain recorded during the fourth quarter of 2006 related to the settlement agreement and mutual release with u-Nav Microelectronics Corp., or u-Nav, which was acquired by Atheros in the fourth quarter of 2007, as further discussed below. This was partially offset by lower settlement expense recorded in 2007 compared to 2006 related to an employee arbitration award against SiRF. The amount recorded during the first quarter of 2007 reflects the final settlement related to the employee arbitration matter.

The increase in other income, net in 2006, as compared to 2005, was primarily due to higher average interest rates on higher invested cash, short- and long-term investment balances. In addition, during the fourth quarter of 2006, SiRF entered into a settlement agreement and mutual release u-Nav that settled all patent claims asserted in the previous patent infringement litigation. As part of the u-Nav settlement, SiRF recorded an increase to other income based on the u-Nav settlement agreement, which was primarily offset by an interim employee arbitration award against us that was also recorded during the fourth quarter of 2006.

Provision for (benefit from) Income Taxes

Provision for income taxes was approximately $4.7 million in 2007, as compared to a provision for income taxes of approximately $9.0 million and $4.0 million in 2006 and 2005, respectively. The provision for income taxes in 2007 was greater than the statutory tax rate due primarily to non-deductible acquired in-process research and development expense incurred as part of the Centrality acquisition, certain non-deductible stock-based compensation expenses and a revision to a 2005 and 2006 estimated research and development tax credits, partially offset by benefits from current period research and development tax credits and the tax benefits associated with disqualified dispositions of incentive stock options and Purchase Plan shares.

During 2006, we recorded a provision for income taxes of approximately $9.0 million, as compared to a benefit from income taxes of approximately $4.0 million in 2005. The provision for income taxes in 2006 was greater than the statutory tax rate due primarily to the non-deductible write-off of IPR&D and certain non-deductible stock-based compensation expenses. The negative impact of those items on our 2006 provision for income taxes was offset due to the recognition of $3.4 million tax benefit in research and development tax credits as a result of the reinstatement of the federal research and development tax credit that was signed into law in December 2006 with retroactive effect to the beginning of 2006.

Liquidity and Capital Resources

Financial Condition

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$35,046	$49,464	$41,458
Net cash used in investing activities	(87,193)	(31,735)	(53,170)
Net cash provided by financing activities	19,293	32,206	9,184
Effect of exchange rate changes	—	—	(52)

Net increase (decrease) in cash and cash equivalents	$(32,854)	$49,935	$(2,580)

As of December 31, 2007, we had $139.4 million in cash, cash equivalents, and marketable securities and $166.8 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $170.2 million and $185.4 million in working capital as of December 31, 2006. We use independent semiconductor manufacturers to fabricate our semiconductors. By outsourcing our manufacturing, we are able to focus more of our resources on product design and eliminate the high cost of owning and operating our own manufacturing facility.

Operating Activities. Net cash provided by operating activities was $35.0 million, $49.5 million and $41.5 million in 2007, 2006 and 2005, respectively. Net cash provided by operating activities in 2007 resulted primarily from a net loss of $10.4 million, adjusted for non-cash reconciling items of approximately $63.9 million related to stock-based compensation expense, acquired in-process research and development expense, depreciation and amortization expense, changes in net deferred tax assets and gross excess tax benefits from stock-based compensation. Net cash used in operating activities was also impacted by net changes in assets and liabilities of $18.4 million primarily resulting from higher accounts receivable and inventory balances, partially offset by increases in other accrued liabilities and deferred margin on shipments to distributors.

Net cash provided by operating activities in 2006 resulted primarily from net income of $2.4 million, non-cash reconciling items of approximately $42.2 million, an increase of $6.1 million in accounts payable and an increase in accrued payroll and related benefits of $5.0 million mainly due to increase in headcount. Non-cash reconciling items were comprised of stock-based compensation expense, depreciation, amortization, acquired in-process research and development, changes in deferred tax assets and gross excess tax benefits from stock-based compensation.

Investing Activities. Net cash used in investing activities was $87.2 million, $31.7 million and $53.2 million in 2007, 2006 and 2005, respectively. Net cash used in investing activities in 2007 primarily resulted from payment of $101.7 million, net of cash acquired, in connection with the acquisition of Centrality in the third quarter of 2007. In addition, during the second quarter of 2007, we paid approximately $1.8 million in contingent cash payments associated with our acquisition of Kisel, which resulted in an increase in goodwill related to this acquisition. Purchases of capital expenditures, net of disposals of $8.3 million and purchases of intellectual property assets of $0.7 million further impacted our net cash used in investing activities during 2007. Net sales of available-for-sale investments provided cash of $25.3 million during 2007.

Net cash used in investing activities in 2006 primarily resulted from payment of $17.2 million, net of cash acquired, in connection with our acquisition of TrueSpan in the first quarter of 2006. The cash paid in connection with the TrueSpan acquisition during the first quarter of 2006 excludes approximately $3.0 million in future contingent payments, which will be made to certain former TrueSpan employees contingent upon their continued employment with us and will result in compensation expense recorded over the related two-year service period. Refer to Note 4 of Notes to Consolidated Financial Statements in Item 8 for further information. During the second quarter of 2006, SiRF paid approximately $1.8 million in contingent cash payments associated with our acquisition of Kisel, which resulted in an increase in goodwill related to this acquisition. In addition, net purchases of available-for-sale investments of $7.3 million and to a lesser extent capital expenditures of $4.5 million and purchases of intellectual property assets of $1.0 million impacted net cash used in investing activities during 2006.

Financing Activities. Net cash provided by financing activities was approximately $19.3 million, $32.2 million and $9.2 million in 2007, 2006 and 2005, respectively. Net cash provided by financing activities in 2007 resulted primarily from proceeds from stock option exercises and purchases of shares in connection with our Purchase Plan of approximately $15.3 million and $7.7 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R. During the fourth quarter of 2007, we paid $3.5 million of outstanding borrowings related to a loan and security agreement that was assumed in connection with our acquisition of Centrality in August 2007, which offset the items discussed above.

Net cash provided by financing activities in 2006 resulted primarily from an increase in net financing cash flows of approximately $17.9 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R and the proceeds from stock option exercises and warrants, and purchases of shares in connection with our Purchase Plan of approximately $14.4 million.

We maintain a short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (7.25% as of December 31, 2007) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of December 31, 2007 or December 31, 2006. There were no letters of credit collateralized by the line of credit as of December 31, 2007 or December 31, 2006.

As of December 31, 2007, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

We also have capital lease agreements under which we had $0.1 million and $0.3 million in outstanding borrowings as of December 31, 2007 and 2006, respectively. Capital expenditures, net of disposals were $8.3 million, $4.5 million and $5.5 million in 2007, 2006 and 2005, respectively. These expenditures consisted primarily of computer and test equipment, software purchases and leasehold improvements. We believe that additional research and development infrastructure resources are required to expand our core technologies and product offerings. Although we have no material commitments for capital expenditures, we anticipate an increase in capital expenditures and lease commitments consistent with our anticipated growth.

We expect to experience continued growth in our operating expenses for the foreseeable future in order to execute our business strategy. Moreover, we expect our general and administrative spending to increase related to the anticipated growth of our business, as well as legal expenses associated with ongoing and future litigation matters and spending related to investments in our information technology infrastructure. We believe that our existing cash, investments, amounts available under our bank line of credit, and cash generated from operating activities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. If we require additional capital resources to grow our business internally or to acquire complementary technologies and businesses at any time in the future, we may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to our stockholders.

Contractual Obligations and Commitments

As of December 31, 2007, our principal contractual obligations and commitments consisted of amounts payable under capital and operating leases, non-cancelable purchase obligations and obligations associated with our gross unrecognized tax benefits recorded in connection with our adoption of FIN No. 48 in January 2007. Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 8 for further information on the impact of adopting FIN No. 48.

The following summarizes our contractual obligations and commitments at December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)
Capital lease obligations	$129	$129	$—	$—	$—
Operating leases	17,485	7,019	9,829	637	—
Non-cancelable purchase obligations	4,133	4,133	—	—	—

Total	$21,747	$11,281	$9,829	$637	$—

As of December 31, 2007, our total amount of unrecognized tax benefits was $9.3 million and is considered a long-term obligation. We have recognized a net amount of $2.8 million in “long-term income taxes payable” for unrecognized tax benefits in our Consolidated Balance Sheets. As we are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority, the above table does not reflect the total amount of unrecognized tax benefits of $9.3 million.

Off-Balance-Sheet Arrangements

As of December 31, 2007, we did not have any significant off-balance-sheet arrangements, as defined in SEC regulations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. We consider highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of December 31, 2007 our cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government sponsored enterprises and money market accounts. We have analyzed our interest rate exposure to assess the impact of hypothetical changes in interest rates. We do not believe a hypothetical 10% decrease or increase in interest rates from the December 31, 2007 period end rates would have a material effect on the fair market value of our portfolio, our results of operations or cash flows.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to our subsidiaries’ operating expenses, primarily in Belgium, China, Germany, India, Japan, Korea, Singapore, Sweden, Taiwan and United Kingdom, denominated in the respective local currency. A hypothetical 10% decrease or increase in foreign currency exchange rates would not have a material impact on our consolidated financial statements or results of operations. All of our sales are transacted in United States dollars.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

/S/ MICHAEL L. CANNING
Michael L. Canning President and Chief Executive Officer

/S/ GEOFFREY RIBAR
Geoffrey Ribar Senior Vice President Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

SiRF Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SiRF Technology Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 15 to the consolidated financial statements, SiRF Technology Holdings, Inc. changed its method of accounting for sabbatical leave as of January 1, 2007, its method of accounting for uncertain tax positions as of January 1, 2007, and its method of accounting for stock-based compensation as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SiRF Technology Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Jose, California

February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

SiRF Technology Holdings, Inc.

We have audited SiRF Technology Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SiRF Technology Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SiRF Technology Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of SiRF Technology Holdings, Inc. and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

San Jose, California

February 21, 2008

SiRF Technology Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$100,963	$133,817
Marketable securities	38,446	36,391
Accounts receivable, net of allowance for doubtful accounts of $183 and $321 as of December 31, 2007 and 2006, respectively	37,060	18,375
Inventories	27,962	16,472
Current deferred tax assets	6,946	11,743
Prepaid expenses and other current assets	5,380	6,912

Total current assets	216,757	223,710
Long-term investments	—	26,412
Property and equipment, net	13,147	8,469
Goodwill	215,752	55,967
Identified intangible assets, net	82,705	19,680
Long-term deferred tax assets	34,032	31,620
Other long-term assets	1,348	805

Total assets	$563,741	$366,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,069	$15,883
Accrued payroll and related benefits	12,590	10,508
Other accrued liabilities	6,145	4,127
Deferred margin on shipments to distributors	3,028	1,256
Deferred revenue	373	574
Advance contract billings	191	478
Rebates payable to customers	5,452	5,334
Capital lease obligations	129	189

Total current liabilities	49,977	38,349
Long-term deferred tax liabilities	169	462
Long-term income taxes payable	2,762	—
Long-term obligations	1,421	509

Total liabilities	54,329	39,320
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 authorized in 2007 and 2006, respectively; 60,550,977 and 52,283,893 issued and outstanding at December 31, 2007 and 2006, respectively	6	5
Additional paid-in capital	548,895	355,690
Accumulated other comprehensive loss	(105)	(142)
Accumulated deficit (1)	(39,384)	(28,210)

Total stockholders’ equity	509,412	327,343

Total liabilities and stockholders’ equity	$563,741	$366,663

(1)	On January 1, 2007, the Company adopted Emerging Issues Task Force, or EITF, No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 and Financial Accounting Standards Interpretation, or FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The impact of changes in accrued payroll and related benefits, long term deferred and other tax liabilities, and long-term obligations resulting from adoption of these new accounting pronouncements were recorded as cumulative effect adjustments to the opening balance of accumulated deficit in the December 31, 2007 consolidated balance sheet.

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product revenue	$323,128	$239,243	$153,399
License royalty revenue	6,252	8,437	11,671

Net revenue	329,380	247,680	165,070
Cost of revenue:
Cost of product revenue (includes stock-based compensation expense of $1,469, $743 and $235 for the years ended December 31, 2007, 2006 and 2005, respectively)	154,452	110,057	73,683
Amortization of acquisition-related intangible assets	7,314	1,880	1,620

Gross profit	167,614	135,743	89,767
Operating expenses:
Research and development (includes stock-based compensation expense of $20,862, $16,691 and $4,126, for the years ended December 31, 2007, 2006 and 2005, respectively)	96,701	75,064	37,685
Sales and marketing (includes stock-based compensation expense of $6,639, $4,008 and $667, for the years ended December 31, 2007, 2006 and 2005, respectively)	27,920	19,547	13,568
General and administrative (includes stock-based compensation expense of $8,689, $4,791 and $820, for the years ended December 31, 2007, 2006 and 2005, respectively)	36,708	19,854	12,099
Amortization of acquisition-related intangible assets	5,514	3,291	4,009
Acquired in-process research and development expense	13,900	13,251	1,650

Total operating expenses	180,743	131,007	69,011
Operating income (loss)	(13,129)	4,736	20,756
Interest income, net	7,997	6,865	3,995
Other income (expense), net	(605)	(232)	1,242

Other income, net	7,392	6,633	5,237
Net income (loss) before provision for (benefit from) income taxes	(5,737)	11,369	25,993
Provision for (benefit from) income taxes	4,660	8,969	(4,047)

Net income (loss)	$(10,397)	$2,400	$30,040

Net income (loss) per share:
Basic	$(0.19)	$0.05	$0.62
Diluted	$(0.19)	$0.04	$0.56
Weighted average number of shares used in per share calculations:
Basic	55,477	51,115	48,220
Diluted	55,477	55,997	53,563

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2004 (brought forward)	—	$—	46,958,936	$5	$275,309	$(2,734)	$(123)	$(60,650)	$211,807
Cashless exercise of preferred stock warrants	—	—	132,746	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	2,151,093	—	10,106	—	—	—	10,106
Amortization of common stock options and awards issued to non-employees in exchange for services rendered	—	—	—	—	488	—	—	—	488
Amortization of deferred stock compensation (net of cancellations)	—	—	—	—	(60)	5,681	—	—	5,621
Deferred stock compensation related to business acquisitions	—	—	781,268	—	14,644	(14,644)	—	—	—
Acceleration of vesting of stock options	—	—	—	—	226	—	—	—	226
Tax benefit from employee equity incentive plans	—	—	—	—	4,831	—	—	—	4,831
Components of comprehensive income:
Change in unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	(169)	—	(169)
Foreign currency translation adjustments							(114)		(114)
Net income	—	—	—	—	—	—	—	30,040	30,040

Total comprehensive income	—	—	—	—	—	—	—	—	29,757

BALANCES, December 31, 2005	—	$—	50,024,043	$5	$305,544	$(11,697)	$(406)	$(30,610)	$262,836

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2005 (brought forward)	—	$—	50,024,043	$5	$305,544	$(11,697)	$(406)	$(30,610)	$262,836
Cashless/Cash exercise of preferred stock warrants	—	—	24,763	—	100	—	—	—	100
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	2,195,685	—	14,326	—	—	—	14,326
Amortization of common stock options and awards issued to non-employees in exchange for services rendered	—	—	—	—	679	—	—	—	679
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123R	—	—	—	—	(11,697)	11,697	—	—	—
Stock compensation related to business acquisitions, net of shares surrendered to satisfy minimum statutory witholdings and other	—	—	39,402	—	8,844	—	—	—	8,844
Employee stock based compensation, net of shares surrendered to satisfy minimum statutory witholdings and other	—	—	—	—	17,277	—	—	—	17,277
Excess tax benefits from employee equity incentive plans	—	—	—	—	20,617	—	—	—	20,617
Components of comprehensive income:
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	264	—	264
Foreign currency translation adjustments							—		—
Net income	—	—	—	—	—	—	—	2,400	2,400

Total comprehensive income	—	—	—	—	—	—	—	—	2,664

BALANCES, December 31, 2006	—	$—	52,283,893	$5	$355,690	$—	$(142)	$(28,210)	$327,343

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2006 (brought forward)	—	$—	52,283,893	$5	$355,690	$—	$(142)	$(28,210)	$327,343
Cashless/Cash exercise of preferred stock warrants	—	—	4,408	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	2,118,103	—	15,290	—	—	—	15,290
Amortization of common stock options and awards issued to non-employees in exchange for services rendered	—	—	1,666	—	206	—	—	—	206
Stock compensation related to business acquisitions, net of shares surrendered to satisfy minimum statutory witholdings and other	—	—	109,592	—	8,612	—	—	—	8,612
Employee stock based compensation, net of shares surrendered to satisfy minimum statutory witholdings and other	—	—	41,156	—	27,882	—	—	—	27,882
Issuance of common stock and assumption of stock options in connection with acquisition	—	—	5,992,159	1	132,769	—	—	—	132,770
Excess tax benefits from employee equity incentive plans	—	—	—	—	8,446	—	—	—	8,446
Components of comprehensive loss:
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	—	(10,397)	(10,397)

Total comprehensive loss	—	—	—	—	—	—	—	—	(10,360)
Adjustment to accumulated deficit upon adoption of FIN No. 48	—	—	—	—	—	—	—	(116)	(116)
Adjustment to accumulated deficit upon adoption of EITF No. 06-02, net of tax	—	—	—	—	—	—	—	(661)	(661)

BALANCES, December 31, 2007	—	$—	60,550,977	$6	$548,895	$—	$(105)	$(39,384)	$509,412

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$(10,397)	$2,400	$30,040
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	37,864	26,913	6,335
Depreciation and amortization of property and equipment	5,016	5,309	3,662
Loss on disposal of property and equipment	27	52	51
Amortization of identified intangible assets	13,352	5,788	5,992
Impairment of identified intangible assets	371	319	—
Acquired in-process research and development expense	13,900	13,251	1,650
Accretion of investment discount	(931)	(216)	—
Deferred tax assets, net	(9,595)	(11,981)	(9,318)
Reversal of litigation settlement obligations	—	—	(1,208)
Excess tax benefit from employee equity incentive plans	8,446	20,617	4,831
Gross excess tax benefit from stock-based compensation	(7,692)	(17,881)	—
Change in goodwill related to tax benefits on exercises of assumed stock options	3,127	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,364)	(6,457)	(751)
Inventories	(7,559)	(2,824)	(5,474)
Prepaid expenses and other current assets	2,237	(1,083)	(1,734)
Other long-term assets	(328)	605	(1,163)
Accounts payable	658	6,093	2,227
Accrued payroll and related benefits	(368)	4,961	1,527
Other accrued liabilities	505	611	1,170
Deferred margin on shipments to distributors	1,772	60	777
Deferred revenue	(201)	549	—
Advance contract billings	(287)	8	(120)
Rebates payable to customers	80	2,370	2,964
Long-term income taxes payable	1,413	—	—

Net cash provided by operating activities	35,046	49,464	41,458

Investing activities:
Cash paid for acquisitions, net of cash acquired and purchase accounting adjustments	(103,478)	(18,971)	(50,678)
Purchases of available-for-sale investments	(86,843)	(52,734)	(56,008)
Maturities and sales of available-for-sale investments	112,190	45,400	59,385
Purchase of property and equipment, net of disposals	(8,324)	(4,463)	(5,482)
Purchases of intellectual property assets	(738)	(967)	(387)

Net cash used in investing activities	(87,193)	(31,735)	(53,170)

Financing activities:
Proceeds from issuance of common stock	15,290	14,426	10,106
Principal payments under capital lease obligations	(189)	(101)	(22)
Payments of short-term borrowings	(3,500)	—	—
Gross excess tax benefit from stock-based compensation	7,692	17,881	—
Payments on litigation settlement obligations	—	—	(900)

Net cash provided by financing activities	19,293	32,206	9,184

Net increase (decrease) in cash and cash equivalents	(32,854)	49,935	(2,528)
Effect of exchange rate changes	—	—	(52)
Cash and cash equivalents at beginning of year	133,817	83,882	86,462

Cash and cash equivalents at end of year	$100,963	$133,817	$83,882

Supplemental disclosures of cash flow information:
Cash paid for interest	$69	$10	$22

Cash paid for income taxes	$344	$595	$444

Non-cash transactions:
Deferred stock compensation, net	$—	$—	$14,644

Issuance of common stock and assumption of stock options in connection with acquisition	$132,770	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc., or SiRF or the Company, is the holding company for SiRF Technology, Inc., or SiRF Technology, which develops and markets location platforms based on semiconductor and software products that are designed to enable location-awareness utilizing Global Position System, or GPS, and other location technologies, enhanced by wireless connectivity and multimedia capabilities for high-volume mobile consumer devices and commercial applications. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001 when all of SiRF Technology’s capital was exchanged for SiRF capital.

Basis of Presentation

The consolidated financial statements include SiRF and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, valuation of stock-based compensation, valuation of goodwill and long-lived assets, provision for doubtful accounts, provision for product warranty claims and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Driven by significant additions to intangible assets as a result of the Company’s acquisition of Centrality Communications, Inc. in August 2007, SiRF evaluated its policy with respect to the classification of amortization expense related to acquisition-related intangible assets. As a result, amortization expense of certain acquisition-related intangible assets, primarily developed and core technology, for the years ended December 31, 2005 and 2006, has been reclassified and are being presented as a component of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities. Previously, the Company had presented these amounts as a component of operating expense. In addition, the statement of cash flow for the year ended December 31, 2006 as presented in this Form 10-K reflects a reclassification of proceeds received from purchases of employee stock purchase plan shares and exercises of common stock warrants into net cash provided by financing activities. Such proceeds were previously presented as net cash provided by operating activities.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. The fair values of the Company’s investments are based on quoted market prices or pricing models using current market data when available. Risks associated with these instruments are mitigated by banking with, and purchasing commercial paper from, creditworthy institutions. SiRF’s receivables are concentrated in a relatively few number of

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers and as a result, the Company maintains individually significant receivable balances with these customers. If the financial condition or operations of these customers deteriorate substantially, SiRF’s operating results could be adversely affected. The Company performs periodic evaluations of its customers’ financial condition, but generally does not require collateral for sales on credit. The Company maintains reserves for estimated potential credit losses. SiRF’s historical credit losses have been within management’s expectations and the carrying value of the Company’s accounts receivable approximates fair value.

Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of December 31, 2007 cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government sponsored enterprises and money market accounts. The Company’s investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Restricted Cash

At December 31, 2007, the Company had approximately $1.0 million in a certificate of deposit account, collateralized in support of a standby letter of credit issued to a supplier. The standby letter of credit expires in January 2008. The restricted cash amounts have been classified within “cash and cash equivalents” in the consolidated balance sheet as of December 31, 2007.

At December 31, 2006, the Company had approximately $1.1 million, deposited in an escrow account, which represents contingent cash payments to designated former Impulsesoft employees for continued employment upon the second anniversary of the acquisition close date. Refer to Note 4, Acquisitions, for further information. These payments are automatically forfeited if such contingencies are not met. The restricted cash amounts have been classified within “prepaid expenses and other current assets” in the consolidated balance sheet as of December 31, 2006. In December 2007, upon the second anniversary of the acquisition close date, any remaining contingent cash payments were paid to designated former Impulsesoft employees who remained employed at SiRF.

Inventories

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

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill

Identified intangible assets consist of acquired developed and core technology, customer relationships, non-compete agreements, assembled workforce, patents, trade names and intellectual property assets. These intangible assets are amortized using the straight-line method. Acquired developed and core technology, customer relationships, non-compete agreements, assembled workforce, patents, trade names and intellectual property assets are amortized over their weighted average expected useful life of 4.1, 7.3, 2.0, 4.0, 13.0, 3.5 and 2.4 years, respectively.

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

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company tests for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices, the income or discounted cash flow approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2007 and determined there to be no impairment. There were no events or circumstances from that date through December 31, 2007 that would impact this assessment.

Revenue Recognition

The Company derives revenue primarily from sales of semiconductor chip sets, and to a lesser extent, from licenses of its intellectual property and premium software products.

Revenue from sales of semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determinable and collection is probable. The Company records reductions to chip set revenue for expected product returns based on the Company’s historical experience and other known factors. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of the Company’s standard product warranty, related to the sale of chip sets and the Company has not had any to date. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

The Company defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Also, several of the Company’s distributors purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances the Company’s accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust the gross price to the applicable net price for those sales.

The Company enters into co-branding rebate agreements with and provides incentive rebates to certain direct customers and indirect customers (for products sold through distributors). The Company records reductions to revenue for commitments related to such incentive programs in accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Co-branding agreements allow certain direct customers to receive a per-unit rebate for product purchased, provided the customer participates in the Company’s co-branding program. The co-branding program typically consists of placing the Company’s logo on the customer’s website or otherwise including it in marketing collateral or documentation. Incentive rebates are offered from time to time at the Company’s discretion to both direct and indirect customers and are also provided in the form of a per-unit rebate for product purchased. Accruals for the actual costs of these incentive programs are recorded at the time the related revenue is recognized and are recorded based on the contractual or agreed upon per-unit rebate of product purchased by direct customers or sold through by distributors. Commitments related to incentive programs to both direct and indirect customers are presented in the consolidated balance sheets as rebates payable to customers.

The Company licenses rights to use its intellectual property to allow licensees to utilize the Company’s technology. The Company also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. The Company recognizes revenue from standalone license rights to use the its intellectual in accordance with the Securities and Exchange Commission, or SEC, SAB No. 104, Revenue Recognition. Revenue from standalone rights to use the Company’s premium software products is recognized in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 97-2, Software Revenue Recognition. Subsequent to the sale of the Company’s premium software products, it has no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

Certain sales of the Company’s chip sets to direct customers are bundled with our premium software products. In such arrangements, both the premium software and chipsets are delivered simultaneously and post-contract customer support is not provided. The Company applies the guidance in EITF No. 00-21, Revenue

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arrangements with Multiple Deliverables, and recognize revenue from such bundled arrangements generally upon delivery of the chip sets, assuming all other basic revenue recognition criteria are met, as both the chip sets and software are considered delivered elements and no undelivered elements exist. The Company recognizes license revenue from sales of our premium software at the time a reliable estimate can be made of the actual usage that has occurred of the premium software, provided collectibility is probable.

The Company earns royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. The Company’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. Prior to the fourth quarter of 2006, the Company estimated and recorded royalty revenue earned for sales by certain licensees (the Estimated Licensees) in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. For other licensees, where the Company could not reliably estimate the royalties earned in the quarter shipments underlying royalties were made, royalty revenue was recognized in arrears, based on actual shipments subsequently reported by licensees. Starting in the fourth quarter of 2006, the Company determined that due to business circumstances it could no longer reliably estimate royalty revenue from the Estimated Licensees. Specifically, royalties estimated for the Company’s largest licensee for the third quarter of 2006, were significantly lower than the actual amount of royalties earned for the quarter based on actual customer shipments. Historically, estimates of royalty revenue earned for sales by the Estimated Licensees generally approximated actuals, and immaterial adjustments were recorded by the Company in the subsequent quarter. Based on these circumstances, in the fourth quarter of 2006, the Company concluded that the licensee was unable to provided reasonably accurate forecasted unit data, and that the licensee was not able to provide actual unit data in accordance with a timeline that would support the Company’s accurate financial reporting of royalty revenue in the period of shipment. As a result of these changes in the Company’s external business circumstances, SiRF determined that the fixed or determinable basic revenue recognition criteria for recognizing royalty revenue could not be met until such time the royalties were reported by the licensee. As such, beginning in the fourth quarter of 2006, the Company began recognizing all royalty revenue based solely on royalties reported by licensees during such quarter. This change in the timing of recognizing royalty revenue was accounted for as a change in accounting estimate and was made prospectively. The change was not considered to have an impact on future periods and had an initial one-time effect of reducing royalty revenue recorded in the fourth quarter of 2006 by $1.2 million or 14% of total license royalty revenue.

Shipping and Handling

Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising

Advertising costs are charged to sales and marketing expense as incurred and were not significant in all periods presented.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including common stock subject to repurchase, stock options, warrants, restricted stock units and potential shares associated with employee stock purchase plan withholding. Refer to Note 3, Net Income (Loss) Per Share and Note 15, Preferred Stock and Stockholders’ Equity, for further information.

Stock-Based Compensation

SiRF accounts for its employee stock options, restricted stock units and the stock purchase rights under the 2004 Employee Stock Purchase Plan, or the Purchase Plan, under the provisions of SFAS No. 123R, Share-Based Payment, Financial Accounting Standards Board, or FASB, Technical Bulletin 97-1, or FTB, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.

SFAS No. 123R requires stock-based compensation cost to be measured at grant date, based on the fair value of the award and is recognized as expense over the requisite service period. SiRF adopted the modified prospective application method as provided by SFAS No. 123R. Under the modified-prospective method compensation cost is recognized beginning with the effective date (January 1, 2006) (a) based on the requirements of SFAS No. 123R for all stock-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. To calculate the excess tax benefits available as of the date of adoption for use in offsetting future tax shortfalls, the Company follows the long-form method prescribed by SFAS 123R. Previously reported financial statements have not been restated.

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of SiRF’s stock at the date of grant. The Company has elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continues to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Refer to Note 15, Preferred Stock and Stockholders’ Equity, for further information.

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Gross research and development expense	$97,599	$75,644	$38,249
Less: Recognized engineering services income	(898)	(580)	(564)

Net research and development expense	$96,701	$75,064	$37,685

Allowance for Doubtful Accounts

SiRF makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the collection history with each customer. The Company reports charges to the allowance for doubtful accounts as a portion of general and administrative costs. The Company regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, the Company maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, the Company may not continue to experience the same credit loss rates that it has in the past. The Company’s receivables are concentrated in a relatively few number of customers. At December 31, 2007 and 2006, the balance of the Company’s allowance for doubtful accounts was $0.2 million and $0.3 million, respectively. As of December 31, 2007, three customers accounted for 21%, 15% and 12% of net accounts receivable. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for the Company to collect its accounts receivable and may require the Company to record additional charges that could adversely affect its operating results.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. SiRF’s warranty accrual is based on historical activity and the related expense was not significant for the three years ended December 31, 2007, 2006 and 2005.

Foreign Currency

Since the fourth quarter of 2005, the functional currency for all of the Company’s foreign subsidiaries has been the U.S. dollar. Prior to the fourth quarter of 2005, the Company had only two foreign subsidiaries which were not material to SiRF. At the establishment of these two subsidiaries, the Company did not perform a comprehensive evaluation of their functional currency and deemed the local currency to be the functional currency with all translation adjustments included as a separate component of stockholders’ equity within “accumulated other comprehensive loss” on the consolidated balance sheet. During the fourth quarter of 2005, as a result of the Company’s acquisition of Kisel Microelectronics, AB, based in Stockholm, Sweden, SiRF reassessed its foreign currency determination for all of its foreign subsidiaries. The assessment indicated that the U.S. dollar should be the functional currency for all of the Company’s foreign subsidiaries, and thus SiRF changed the functional currency for all its foreign subsidiaries to the U.S. dollar.

The change in the Company’s functional currency for the two subsidiaries described above did not have a material impact on SiRF’s results of operations or financial position for any of the periods presented in the accompanying consolidated financial statements.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Adoption of Recent Accounting Pronouncements

Accounting for Sabbatical Leave and Other Similar Benefits

Effective January 1, 2007, SiRF adopted EITF Issue No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. EITF No. 06-02 prescribes that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement accumulates pursuant to SFAS No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to the sabbatical leave. The cumulative effect of adopting EITF No. 06-02 on January 1, 2007 has been recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit, net of tax, on the adoption date. As a result of the implementation of EITF No. 06-02, SiRF recognized an increase of approximately $1.0 million in ‘accrued payroll and related benefits’ and $0.3 million in ‘current deferred tax assets’ and ‘long-term deferred tax assets,’ which resulted in a net increase of $0.7 million in the opening balance of accumulated deficit in the December 31, 2007 consolidated balance sheet. In prior years, SiRF accrued for the expense related to sabbatical leave when the employee fully vested in the benefit.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, SiRF adopted FIN No. 48. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date.

As a result of the implementation of FIN No. 48, SiRF recognized an increase of approximately $0.1 million in ‘long-term income taxes payable’ for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in an increase of $0.1 million in accumulated deficit.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon adoption of FIN No. 48, the Company’s historical policy of including interest and penalties related to unrecognized tax benefits within the Company’s ‘provision for (benefit from) income taxes,’ remained unchanged. As of December 31, 2007, the Company had $0.4 million accrued for payment of interest and penalties related to unrecognized tax benefits ($0.2 million as of the adoption date of FIN No. 48). The Company recognized $0.2 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes for the year ended December 31, 2007.

The Company’s total amount of unrecognized tax benefits as of January 1, 2007 (adoption date) was $5.6 million, of which $3.6 million, if recognized, would affect its effective tax rate. As of December 31, 2007, the Company’s total amount of unrecognized tax benefits was $9.3 million, of which $5.5 million, if recognized, would affect its effective tax rate. Separately, the Company has recognized a net amount of $2.8 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its consolidated balance sheet.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits as of January 1, 2007	$5,625
Decrease in prior year tax positions	(387)
Increase in current year tax positions	4,059

Gross unrecognized tax benefits as of December 31, 2007	$9,297

As of December 31, 2007, the Company does not expect a material change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The tax years 1995 to 2007 remain subject to examination by federal and state tax authorities. Generally, years beginning after 2005 are open to examination by tax authorities in major foreign jurisdictions.

Recently Issued Accounting Pronouncements

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines how the fair value of assets and liabilities should be measured in more than 40 other accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-b was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective in fiscal year 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities noted in FSP No. 157-b. The Company does not expect the partial adoption of SFAS No. 157 to have a material impact on our financial position and results of operations.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect to exercise the option to report selected financial assets and liabilities at fair value as provided for under SFAS No. 159, accordingly, there is no impact on the Company’s financial position and results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009. The Company is currently assessing SFAS No. 141R and has not yet determined the impact that the adoption will have on its financial position and results of operations. The Company is currently assessing SFAS No. 141R and has not yet determined the impact that the adoption will have on its financial position and results of operations.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock including common stock subject to repurchase, stock options, warrants, restricted stock units and potential shares associated with employee stock purchase plan withholding. Refer to Note 15, Preferred Stock and Stockholders’ Equity, for further information.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(10,397)	$2,400	$30,040

Denominator:
Weighted average common shares outstanding	55,807	51,471	48,457
Less: Weighted average common shares outstanding subject to repurchase	(330)	(356)	(237)

Total weighted average shares used in net income (loss), basic	55,477	51,115	48,220
Dilutive potential common stock equivalents:
Weighted average repurchasable common stock outstanding	—	356	237
Weighted average stock options outstanding	—	3,987	4,712
Weighted average stock warrants outstanding	—	249	298
Weighted average restricted stock units outstanding	—	181	15
Weighted average purchase plan shares	—	109	81

Total weighted average shares used in net income (loss), diluted	55,477	55,997	53,563

Net income (loss) per share:
Basic	$(0.19)	$0.05	$0.62
Diluted	$(0.19)	$0.04	$0.56

Due to the Company’s net loss reported during the year ended December 31, 2007, common stock equivalents related to potentially dilutive repurchasable common stock, stock options, warrants, restricted stock units and purchase plan shares totaling 5.2 million equivalent shares were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

Potentially dilutive stock options and restricted stock units to purchase 1.8 million shares and 0.3 million shares during the years ended December 31, 2006 and 2005, respectively, were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

Note 4. Acquisitions

Fiscal 2007

Centrality Communications, Inc.

On August 6, 2007, SiRF acquired Centrality Communications, Inc., a developer of navigation processor solutions for portable navigation devices. The acquisition of Centrality is intended to enable SiRF to deliver end-to-end, multifunction location platforms employing system-on-chip, SoC, technology to location-enable a range of devices and services. The acquisition is further intended to expand SiRF’s engineering capabilities to deliver cost effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. The acquisition also helps SiRF’s customers, operators and content partners to add more value to their offerings and bring their products to market faster while enhancing the consumer experience. Under the terms of the definitive agreement, SiRF paid an aggregate of $108.2 million in cash and issued 5,992,159 shares of SiRF common stock in exchange for all of the outstanding common stock of

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Centrality. SiRF also assumed certain equity awards that may be exercised for an aggregate of 2,097,310 shares of SiRF common stock in exchange for Centrality outstanding stock options. Any equity award not assumed by SiRF received a cash payment equal to $5.44 per share for an aggregate of $1.7 million in additional purchase consideration. A portion of the purchase consideration amounting to $28.3 million is being held in escrow to satisfy indemnification obligations, if any, which may arise. The escrow period will expire in August 2008, at which time the remaining consideration, after payment of indemnification claims, will be released to former Centrality shareholders. All interest earned from the escrow will be allocated and distributed to former Centrality shareholders.

The operating results of Centrality have been included in SiRF’s consolidated financial results since the August 6, 2007 acquisition closing date. The following table summarizes the components of the total purchase price (in thousands):

Cash paid for Centrality common stock and for options not assumed	$109,938
Fair value of common stock issued	115,409
Fair value of stock options exchanged	36,485
Less: Unvested portion of the fair value of stock options	(19,124)
Direct acquisition costs	1,611

Total purchase price	$244,319

In accordance with EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the fair value of common stock issued by SiRF in connection with the acquisition was determined using a per share price of $19.26, which reflects the average of SiRF’s stock price during the three days prior to and including the acquisition close date. Under EITF No. 99-12, the first date on which the number of shares issued and the amount of other consideration becomes fixed without subsequent revision is the measurement date. The Company determined the measurement date to be the acquisition close date, as an amendment to the definitive agreement was executed on such date, which fixed the number of awards to be issued in connection with the business combination.

In accordance with the terms of the definitive agreement, the conversion value of the options assumed was based on the exercise price of each Centrality option multiplied by a conversion ratio of 0.2542. The conversion ratio was calculated using a per share price of $21.385, which reflects a rolling average of SiRF’s stock price prior to the acquisition close date. The fair value of options assumed was estimated using a Black-Scholes option pricing model. The use of this model and method of determining valuation assumptions is in accordance with SFAS 123R. See Note 15, Preferred Stock and Stockholders’ Equity, for discussion of this model and method of determining the valuation assumptions.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net tangible assets acquired:
Cash	$9,916
Inventories	3,890
Accounts receivable	2,321
Property and equipment, net	1,397
Other current and long-term assets	920
Accounts payable	(5,528)
Short-term borrowings	(3,500)
Other current and long-term liabilities	(2,960)
Intangible assets acquired:
Developed technology	40,870
Customer relationships	26,800
Trade names	4,100
Non-compete agreements	4,240
Acquired in-process research and development	13,900
Net deferred tax liabilities	(12,840)
Goodwill	160,793

Total purchase price allocation	$244,319

During the fourth quarter of 2007, the Company made certain adjustments to the purchase price allocation, which included a true-up of the vested portion of the fair value of stock options assumed.

Intangible assets consist primarily of developed technology, customer relationships, trade names and non-compete agreements. Developed technology relates to Centrality’s Atlas and Titan family SoC platforms which are currently generating revenue, accordingly, the associated amortization expense is presented as a component of cost of product revenue. Customer relationships relate to Centrality’s ability to sell existing, in-process and future versions of its products to existing customers. Trade names and non-compete agreements represent future value to be derived associated with the use of existing trade names and reduced competition. As the Company cannot reliably determine the pattern in which the economic benefits of acquisition-related intangible assets are consumed, developed technology, customer relationships, trade names and non-compete agreements are being amortized on a straight-line basis over their weighted average expected useful life of 3.3, 6.0, 3.5 and 2.0 years, respectively. In-process research and development, or IPR&D, primarily relates to projects associated with Centrality’s next generation processor with enriched specifications, features and performance. The preliminary value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to present value. The fair value of IPR&D was determined using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Based on

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these factors, a discount rate of 25.0% was deemed appropriate for valuing the IPR&D. At the date of acquisition, the net cash flows for the acquired IPR&D were expected to commence in 2008. As of December 31, 2007, the next generation processor was successfully taped-out. Samples of the new product were made available in January 2008 for quality assurance testing. During the first half of 2008, the samples will undergo laboratory testing for functionality and compliance with technological standards and the Company is continuing testing of its firmware and software integration. System integration, system validation of a reference design and product qualification tests are the key activities prior to product release. There has been no material variation associated with the next generation processor development project.

The value assigned to IPR&D, as well as the projected costs to complete IPR&D were as follows (in thousands):

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
Next generation processor	$13,900	$4,400

In connection with the acquisition, the $13.9 million of IPR&D was charged to expense in the quarter ended September 30, 2007.

None of the goodwill recorded as part of the Centrality acquisition will be deductible for United States federal income tax purposes. Adjustments to goodwill are recorded when income tax deductions are realized from fully vested stock options that were assumed as part of the acquisition. The impact to goodwill is limited to the tax effect of the fair value of the nonqualified awards that were included in the purchase price. During the third and fourth quarters of 2007, subsequent to the acquisition date, the Company realized $3.1 million in tax deductions pursuant to exercises of assumed vested stock options, which were recorded as a decrease to goodwill related to this acquisition.

Unaudited Pro forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of SiRF and Centrality, as though the acquisition had occurred as of the beginning of the periods presented (in thousands, except per share amounts).

	Year Ended December 31,
	2007	2006
	(Unaudited)
Net revenue	$344,514	$266,373
Net loss	$(32,759)	$(48,210)
Net loss per share—basic	$(0.55)	$(0.84)
Net loss per share—diluted	$(0.55)	$(0.84)

The pro forma financial information for all periods presented includes purchase accounting adjustments for depreciation on acquired property and equipment, charges recorded for acquired IPR&D, amortization charges from acquired identifiable intangible assets, adjustments to interest income, stock-based compensation expense and related tax effects.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2006

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

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. At the time of acquisition, both chips were expected to be released in late 2007. At the time of acquisition for valuation purposes, the DVB technology was expected to have a useful life of 7-10 years. Additionally, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in 2006. At the time of acquisition for valuation purposes, the DVB software technology was assumed to have a useful life of 5 years and TrueSpan was expected to begin benefiting from both projects in 2007. This software development project was still in process as of December 31, 2006 and as of year end the DVB chip had taped out. As of December 31, 2007, the DVB chip is undergoing laboratory tests for functionality and compliance with technological standards and SiRF’s firmware and software integration testing efforts are continuing. Over the next year the system integration and system validation of a reference design are the key activities prior to completion. There has been no material variations associated with the TrueSpan chip development projects.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
DVB Chip	$10,600	$3,528
DVB Software	3,300	57

Total	$13,900	$3,585

The Company recorded a charge of approximately $13.3 million representing IPR&D acquired in connection with the TrueSpan acquisition during the first quarter of 2006, which reflects the fair value of the IPR&D adjusted for the proportionate allocation of negative excess of the fair value of the net assets acquired over purchase consideration.

In connection with the TrueSpan acquisition, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock units is approximately $10.0 million based upon the fair market value of the Company’s stock at the date of grant in accordance with SFAS No. 123R. The fair value of the restricted stock units is being amortized as compensation expense on a straight-line basis over the service period. SiRF is also required to pay up to $3.0 million in additional cash, which is contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The expense associated with this cash award is being amortized as compensation expense on a straight-line basis over the service period. SiRF included the results of operations of this transaction prospectively from the date of transaction closing.

Pro forma financial information for the TrueSpan acquisition has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

Fiscal 2005

In 2005, the Company acquired Kisel Microelectronics, AB, a privately-held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product family of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft Private Limited, or Impulsesoft, a privately-held software company based in Bangalore, India.

Kisel Microelectronics, AB

In connection with the Kisel acquisition on April 28, 2005, SiRF issued 781,268 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. The approximate $8.9 million fair value related to these shares of common stock is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Subsequent to the acquisition date, certain adjustments to the aggregate purchase consideration for Kisel were recorded in future periods, as contingent cash payments were made to certain former Kisel shareholders upon achievement of certain milestones. Such contingent payments will not exceed $3.7 million and will result in an increase in goodwill related to this acquisition. During both 2007 and 2006, SiRF recorded approximately $1.8 million in such contingent cash payments to certain former Kisel shareholders upon achievement of certain milestones, which resulted in a total $3.7 million increase in goodwill related to this acquisition.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Motorola’s GPS chip set product family

The acquisition of Motorola’s GPS chip set product family provided broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide.

In connection with the acquisition of Motorola’s GPS chip set product family on June 1, 2005, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. The approximate $2.2 million fair value related to these restricted stock units is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. These common stock options and restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. During the second quarter of 2006, SiRF recorded a purchase accounting adjustment to de-recognize a portion of an acquisition-related prepaid asset that was no longer realizable, which resulted in an increase of approximately $0.3 million in goodwill related to this acquisition. As of December 31, 2007, there was no balance outstanding associated with this acquisition-related prepaid asset. As of December 31, 2006, the remaining balance associated with this acquisition-related prepaid asset was approximately $1.7 million.

As of the acquisition date, Motorola was in the process of developing the GSCi-5000 chip as part of its GPS chip set product line. The GSCi-5000 was an upgraded version of Motorola’s Phoenix chip, which was one of the existing developed technologies acquired by SiRF. The GSCi-5000 featured a substantially new design, new architecture and new embedded software. As of the acquisition date, the GSCi-5000 was expected to be released in late 2006 and was expected to have a useful life of approximately 5 years. The GSCi-5000 reached technological feasibility and was substantially complete as of the end of 2006. This development project was completed on time with respect to the initial specifications and timelines set at the time of acquisition. During 2007, the GSCi-5000 product family ramped into high volume production, and is expected to experience increased volumes in 2008.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of Motorola’s GPS chip set product family to acquired IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon acquisition in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, because technological feasibility had not been established and no future alternative uses existed for the GSCi-5000 feature specific technology in any other current applications. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2006. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing the project and thereby achieving technological feasibility, the percentage of completion of the project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 32.0% was deemed appropriate for valuing the IPR&D. The value assigned to IPR&D, as well as the projected costs to complete the IPR&D were as follows (in thousands):

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
GSCi-5000	$760	$4,470

The Company recorded a charge of approximately $0.8 million representing IPR&D acquired in connection with Motorola’s GPS chip set product family acquisition during the second quarter of 2005.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impulsesoft

In connection with the acquisition of Impulsesoft on December 24, 2005, SiRF issued 119,134 restricted stock units, with an approximate fair value of $3.5 million, which is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. The restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. In addition, future contingent payments will be made to certain former Impulsesoft shareholders contingent upon their continued employment with SiRF, which will not exceed $2.2 million and will result in compensation expense recorded over the related two-year service period. At December 31, 2006, the Company had approximately $1.1 million, deposited in an escrow account, relating to such contingent payments. In December 2007, upon the second anniversary of the acquisition close date, the Company paid any remaining contingent cash payments to designated former Impulsesoft employees who remained employed at SiRF.

As of the acquisition date, Impulsesoft was working on a new mobile headset solution utilizing Bluetooth technology, or Bluetooth Stereo Headset with Display, for the communications accessories market. The primary component of the project was the display functionality, which supports display of data and caller name information. Additionally, Impulsesoft was working on a new Bluetooth solution for the automotive market, or Bluetooth Automotive Communication, which enables in-car telematics platforms to be Bluetooth enabled and support hands-free voice and music streaming. As of the acquisition date, development work for both of these projects was expected to be completed in late 2006 and once released, the Bluetooth Stereo Headset with Display and the Bluetooth Automotive Communication were assumed to have a useful life of 3 and 4 years, respectively. As of the acquisition date, the Company expected the development work for these two projects would be completed in late 2006; however, upon subsequent evaluation, the Company decided not to bring these in-process development projects to market as individual stand-alone products.

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

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
Bluetooth Stereo Headset with Display	$680	$32
Bluetooth Automotive Communication	210	32

Total	$890	$64

The Company recorded a charge of approximately $0.9 million representing IPR&D acquired in connection with the Impulsesoft acquisition during the fourth quarter of 2005.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for SiRF, Kisel and Impulsesoft, as though the acquisitions had occurred as of the beginning of the period presented (in thousands, except per share amounts).

Year Ended December 31, 2005
(Unaudited)
Net revenue	$167,680
Net income	$24,860
Net income per share - basic	$0.52
Net income per share - diluted	$0.46

The pro forma financial information for all periods presented includes purchase accounting adjustments for depreciation on acquired property and equipment, amortization charges from acquired intangible assets, stock-based compensation expenses, and related tax effects. The pro forma financial information for 2005 above includes acquisition-related contingent payments of $1.1 million, stock-based compensation expense of $3.4 million and amortization charges from acquired intangible assets of $0.9 million.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

Pro forma financial information for the acquisition of Motorola’s GPS chip set product family has not been presented in the table above as reliable results of operations for this product family are not available. The GPS chip set product family was a small portion of one of Motorola’s business sectors, therefore any historical financial information maintained by Motorola for this product family was prepared for internal metrics only using estimates and allocations associated with Motorola’s internal cost sharing methodologies. As a result, the level of estimation and imprecision required to carve-out and restate financial information related to Motorola’s GPS chip set product family in the pro forma financial information is unacceptably high. On this basis, SiRF has concluded it is unable to prepare reliable pro forma financial information that includes the results of operations for the Motorola GPS chip set product family.

Note 5.	Cash and Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of December 31, 2007 and 2006:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate notes and bonds	$70,292	$9	$(6)	$70,295
Government sponsored enterprises	6,992	12	—	7,004
Money market funds	9,910	—	—	9,910

Total	$87,194	$21	$(6)	$87,209

Reported as:
Cash and cash equivalents	$48,768	$—	$(5)	$48,763
Marketable securities	38,426	21	(1)	38,446

Total	$87,194	$21	$(6)	$87,209

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Corporate notes and bonds	$75,512	$39	$(1)	$75,550
Government sponsored enterprises	46,955	13	(95)	46,873
Money market funds	7,589	—	—	7,589

Total	$130,056	$52	$(96)	$130,012

Reported as:
Cash and cash equivalents	$67,204	$5	$—	$67,209
Marketable securities	36,461	3	(73)	36,391
Long-term investments	26,391	44	(23)	26,412

Total	$130,056	$52	$(96)	$130,012

The following table shows the fair value of the Company’s investments with unrealized losses that are not deemed to be other-than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Corporate notes and bonds	$18,908	$(5)	$2,001	$(1)	$20,909	$(6)

Total	$18,908	$(5)	$2,001	$(1)	$20,909	$(6)

The gross unrealized losses related to fixed income securities in 2007, as noted in the above table, were due to changes in interest rates. The Company’s management determined that the gross unrealized losses on its investment securities at December 31, 2007 are temporary in nature. The Company reviews its investments to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of the Company’s fixed income securities are rated investment grade or better. Individual components of gross unrealized gains are considered insignificant.

The Company had available-for-sale securities with a fair value of $112.2 million that matured in 2007. The Company did not have any realized gains or losses in 2007. The Company uses the specific identification method to determine any realized gains or losses from the sale of its investments classified as available-for-sale.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s investments at December 31, 2007 and 2006, by contractual maturity, was as follows:

	December 31,
	2007	2006
	(In thousands)
Due in 1 year or less	$77,299	$96,011
Due in 1 to 2 years	—	26,412

Total	$77,299	$122,423

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at December 31, 2007 and 2006.

Note 6.	Inventories

Inventories consist of the following:

	December 31,
	2007	2006
	(In thousands)
Work-in-process	$6,921	$2,126
Finished goods	21,041	14,346

Total	$27,962	$16,472

Inventories as of December 31, 2006, are stated net of approximately $0.8 million of accrued expected losses on certain non-cancelable purchase commitments.

Note 7.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Computer equipment and software	$13,119	$10,888
Test equipment	8,695	5,497
Furniture and fixtures	1,834	1,280
Leasehold improvements	4,093	1,222
Construction-in-progress	2,315	1,820

	30,056	20,707
Accumulated depreciation and amortization	(16,909)	(12,238)

Total	$13,147	$8,469

Depreciation expense was approximately $5.0 million, $5.3 million and $3.7 million in 2007, 2006 and 2005, respectively. Amortization of assets recorded under capital leases is included within depreciation expense. During 2007 and 2006, the Company wrote-off approximately $0.6 million and $1.2 million, respectively, of

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gross property and equipment and $0.5 million and $1.1 million, respectively, of accumulated depreciation and amortization. These fixed asset write-offs were mostly identified through the Company’s annual fixed asset physical inventory and were primarily related to disposals of assets with a zero net book value or assets that were not located or deemed to be obsolete.

Note 8.	Segment and Geographical Information

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

Geographic Information

The following table summarizes net revenue by geographic region:

	December 31,
	2007	2006	2005
	(In thousands)
Net revenue:
United States	$40,374	$37,189	$29,334
International sales:
Asia-Pacific	265,925	195,356	119,103
Europe	16,004	7,702	6,419
Other	7,077	7,433	10,214

Total net revenue	$329,380	$247,680	$165,070

In 2007, the United States, China and Taiwan accounted for 12%, 13% and 54% of net revenue, respectively. In 2006, the United States and Taiwan accounted for 15% and 64% of net revenue, respectively. In 2005, the United States and Taiwan accounted for 18% and 58% of net revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated net revenue in 2007, 2006 and 2005.

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

The Company derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. The Company believes that over 90% of its net revenue during 2007, 2006 and 2005 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes long-lived assets by geographic region:

	December 31,
	2007	2006
	(In thousands)
Long-lived assets:
United States	$8,855	$6,622
International:
India	1,589	952
Sweden	1,291	701
China	1,172	—
Other	240	194

Total long-lived assets	$13,147	$8,469

Long-lived assets, primarily fixed assets, are reported based on the location of the asset and exclude goodwill, intangible assets, equity investments, and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

Note 9.	Customer Concentration

As of December 31, 2007, three customers accounted for 21%, 15% and 12% of net accounts receivable. As of December 31, 2006, three customers accounted for 40%, 12% and 11% of net accounts receivable.

In 2007, two customers accounted for 32% and 13% of net revenue. In 2006, three customers accounted for 48%, 10% and 10% of net revenue. In 2005, two customers accounted for 45% and 11% of net revenue.

Note 10.	Goodwill and Identified Intangible Assets

The following table summarizes the activity of the Company’s goodwill during 2007:

Balance as of December 31, 2005	$53,790
Additions—prior period acquisitions	2,177

Balance as of December 31, 2006	55,967
Additions—Centrality acquisition	157,666
Additions—prior period acquisitions	2,119

Balance as of December 31, 2007	$215,752

The additions in 2006 and 2007 related to prior period acquisitions primarily represent contingent cash payments paid to certain former Kisel shareholders. The additions in 2007 related to the Centrality acquisition represent goodwill recorded in connection with the acquisition in August 2007 of $160.8 million, offset by $3.1 million of adjustments to goodwill for subsequent exercises of assumed options that were vested at the time of acquisition. Refer to Note 4 Acquisitions for further information.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Identified intangible assets at December 31, 2007 consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$54,970	$(15,956)	$39,014
Acquisition-related customer relationships	39,308	(5,462)	33,846
Acquisition-related assembled workforce	955	(416)	539
Acquisition-related patents	2,000	(397)	1,603
Acquisition-related trade names	4,100	(488)	3,612
Acquisition-related non-compete agreements	4,240	(883)	3,357

Total acquisition-related intangible assets	105,573	(23,602)	81,971
Intellectual property assets	1,618	(884)	734

Total identified intangible assets	$107,191	$(24,486)	$82,705

Identified intangible assets at December 31, 2006 consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$14,100	$(8,098)	$6,002
Acquisition-related customer relationships	12,510	(2,254)	10,256
Acquisition-related assembled workforce	955	(179)	776
Acquisition-related patents	2,000	(243)	1,757

Total acquisition-related intangible assets	29,565	(10,774)	18,791
Intellectual property assets	1,388	(499)	889

Total identified intangible assets	$30,953	$(11,273)	$19,680

Amortization expense of acquisition-related intangible assets was $12.8 million, $5.2 million and $5.6 million in 2007, 2006 and 2005, respectively. Driven by significant additions to intangible assets as a result of the Company’s acquisition of Centrality in August 2007, SiRF evaluated its policy with respect to the classification of amortization expense related to acquisition-related intangible assets. As a result, amortization expense of certain acquisition-related intangible assets in prior years, primarily developed and core technology, has been reclassified and is being presented as a component of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities. Amortization of intellectual property assets of $0.5 million, $0.6 million and $0.4 million in 2007, 2006 and 2005, respectively, was included in research and development expense as these intellectually property assets relate to products currently under development.

During the third quarters of 2007 and 2006, the Company recorded a non-cash impairment charge of approximately $0.4 million and $0.3 million, respectively, reflected in research and development expense related to intellectual property assets that have no future benefit or alternative uses as a result of a reallocation of resources amongst existing research and development projects.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future amortization expense related to identified intangible assets at December 31, 2007 is as follows:

Amount
(In thousands)
Fiscal Year Ending
2008	$25,291
2009	22,777
2010	15,889
2011	6,403
2012	5,593
Thereafter	6,752

Total	$82,705

Note 11.	Accrued Payroll and Related Benefits

The following provides a breakout of accrued payroll and benefits:

	December 31,
	2007	2006
	(In thousands)
Accrued vacation	$2,858	$2,169
Accrued bonuses	5,311	4,304
Other accrued payroll and benefits	4,421	4,035

	$12,590	$10,508

Note 12.	Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred distributor revenue	$4,718	$2,019
Less: Inventory held at distributors	(1,690)	(763)

Deferred margin on shipments to distributors	$3,028	$1,256

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	December 31,
	2007	2006	2005
	(In thousands)
Net income (loss)	$(10,397)	$2,400	$30,040
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	37	264	(169)
Change in cumulative translation adjustment	—	—	(114)

Total comprehensive income (loss)	$(10,360)	$2,664	$29,757

Note 14.	Short-Term Credit Facility

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (7.25% as of December 31, 2007) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of December 31, 2007 or December 31, 2006. There were no letters of credit collateralized by the line of credit as of December 31, 2007 or December 31, 2006.

Note 15.	Preferred Stock and Stockholders’ Equity

Preferred Stock

In April 2004, the board of directors approved an amendment to the Company’s articles of incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the board of directors is authorized to fix the designation, powers, preferences and rights. As of December 31, 2007 and 2006, there were no shares of preferred stock issued or outstanding.

Warrant Arrangements

In connection with certain transactions prior to its initial public offering on April 22, 2004, SiRF issued warrants to third parties for the purchase of convertible preferred stock. In connection with the Company’s initial public offering on April 22, 2004, the warrants discussed in the following paragraphs to purchase preferred stock were automatically converted to purchase shares of common stock.

In March 2003, the Company issued warrants to purchase 4,782 shares of Series H preferred stock at $11.50 per share to equipment financers in connection with the Enuvis acquisition. These warrants expire in 2008. The estimated fair value of the warrants was determined at the date of issuance using the following assumptions: risk free interest rate of 3.0%, volatility of 70%, contractual life of 5.5 years, and dividend yield of zero. The fair value of the warrants was insignificant. As of December 31, 2007, no warrants were exercised and warrants to purchase 4,782 shares of common stock remained outstanding. Also in March 2003 in connection with the Enuvis acquisition, the Company issued fully vested warrants to purchase 127,582 shares of Series H preferred stock at $1.63 per share to former employees and non-employees of Enuvis. These warrants expire in 2013. The estimated fair value of the warrants was determined at the date of grant using the following assumptions: risk free interest rate of 3.9%, volatility of 70%, contractual life of ten years, and dividend yield of zero. The fair value of the warrants was $752,202 and was included in the Enuvis purchase price consideration. As of December 31, 2007, warrants to purchase 105,342 shares were exercised and warrants to purchase 22,240 shares of common stock remained outstanding.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2002, the Company issued warrants to purchase 63,246 shares of Series H preferred stock at $6.50 per share to investors in the Series H round of financing. These warrants expire in 2007. The estimated fair value of the warrants was $252,000, determined at the date of grant using the following assumptions: risk free interest rate of 4.4%, volatility of 70%, contractual life of five years, and dividend yield of zero. SiRF did not record the fair value of these warrants as a deemed dividend as the Company believed events which would trigger repayment of the liquidation preference of the underlying Series H preferred stock were not probable due to the financial position of SiRF, the long-term commitment of the Company’s investors, and the likelihood of conversion upon an initial public offering. As of December 31, 2007, warrants to purchase 62,580 shares were exercised and warrants to purchase 666 shares of common stock expired in 2007.

In September 2000, in connection with a settlement agreement, SiRF granted a warrant to purchase 212,796 shares of Series F preferred stock at an exercise price of $10.00 per share. The warrant to purchase 212,796 shares of preferred stock was adjusted based on an anti-dilution clause in the agreement, which reduced the exercise price to $6.50. In connection with the events of dilution in 2001, 2002, and 2003, following the Company’s initial public offering this warrant was converted into a warrant to purchase 221,893 shares of common stock at an effective exercise price of $6.23 per share. These warrants expire in 2009. The estimated fair value of this warrant was approximately $1.4 million, determined at the date of grant using the following assumptions: risk free interest rate of 6.1%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrant was recorded as a litigation expense in 2000 and 1999. As of December 31, 2007, warrants to purchase 221,893 shares of common stock remained outstanding.

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS No. 123R on January 1, 2006, SiRF applied the intrinsic-value-based method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for awards issued pursuant to its employee stock option plans, Purchase Plan rights and other stock-based compensation, and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. Under APB Opinion No. 25, SiRF recognized compensation expense when it issued equity awards, such as restricted stock and restricted stock units or granted stock options with a discounted exercise price, and recognized any resulting compensation expense over the associated service period, which was generally the award or option vesting term. SiRF recognized compensation expense related to restricted stock, restricted stock units and stock options using a multiple option valuation approach in accordance with FIN No. 28. Prior to there being a public market for SiRF’s common stock, the Board of Directors determined the deemed fair value of the Company’s common stock based on factors, such as the sale of SiRF’s preferred stock, results of operations and consideration of the fair value of comparable publicly traded companies.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS No. 123R, SiRF provided the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148. The pro forma effect on net income and net income per share as if the fair value of stock-based compensation had been recognized as compensation expense was as follows (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income as reported	$30,040
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	2,031
Deduct: Stock-based employee compensation expense determined under the fair value method, net of related tax effect	(10,145)

Pro forma net income	$21,926

Net income per share:
Basic, as reported	$0.62
Basic, pro forma	$0.45
Diluted, as reported	$0.56
Diluted, pro forma	$0.41

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

Beginning on January 1, 2006 (effective date) SiRF accounted for its employee stock options and the purchase rights under the Purchase Plan under the provisions of SFAS No. 123R and SAB No. 107. SFAS No. 123R requires stock-based compensation cost to be measured at the date of grant, based on the fair value of the award and is recognized as expense over the requisite service period. SiRF elected to adopt the modified prospective application method as provided by SFAS No. 123R. Under the modified-prospective method compensation cost is recognized beginning on the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123, for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Previously reported financial statements have not been restated.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of recording employee stock-based compensation in 2007 and 2006 was as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Stock-based compensation expense by type of award:
Employee stock options	$20,130	$14,262
Employee purchase plan rights	3,617	1,708
Restricted stock units and performance share awards	14,543	10,592
Stock-based compensation capitalized as inventory	(631)	(329)

Total employee stock-based compensation expense	37,659	26,233
Tax effect on stock-based compensation	(10,221)	(6,620)

Net effect on net income (loss)	$27,438	$19,613

Prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows along with other tax cash flows. SFAS No. 123R requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities as summarized below:

	Year Ended December 31,
	2007	2006
	(In thousands)
Tax effect on:
Cash flows from operating activities	$(7,692)	$(17,881)
Cash flows from financing activities	$7,692	$17,881

The fair value of SiRF’s stock options and the Purchase Plan rights was estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS No. 123R, including the options’ expected life and the price volatility of the Company’s underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different than the Company’s assumptions, which would result in an actual value of the options being different than estimated. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and SiRF continues to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding and was determined based on the accounting guidance provided within SAB No. 107 from the effective date of SFAS 123R through the third quarter of 2007. SAB No. 107, as modified by SAB No. 110, provides a simplified method for determining the expected term of “plain vanilla” options, as defined by SAB No. 107, under certain circumstances. As SiRF’s options are considered “plain vanilla” and no awards have been issued with a market condition. Upon adoption of SFAS No. 123R, SiRF elected to use this simplified method, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, the Company no longer uses the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Risk-Free Interest Rate: SiRF based the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent expected term.

Estimated Pre-vesting Forfeitures: SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF has considered historical termination behavior, as well as retention related incentives in its forfeiture estimation process.

The fair value of stock options, including options assumed in connection with acquisitions, and new purchase rights under the Purchase Plan were estimated with the following weighted-average assumptions:

	Stock Options			Purchase Plan
	Year Ended December 31,
	2007	2006	2005	2007	2006	2005
Risk-free interest rate	4.5%	4.9%	3.8%	4.7%	5.0%	4.0%
Average expected term (in years)	3.7	4.9	2.9	1.3	1.3	1.3
Volatility	56%	51%	54%	58%	59%	55%
Dividend yield	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during 2007, 2006 and 2005, was $13.67, $15.49 and $6.60, respectively. No options were granted in 2007, 2006 or 2005 with exercise prices below the deemed fair value of common stock. For options assumed in connection with acquisitions, the fair value of the option is estimated at the date of acquisition.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. The weighted average fair value of new Purchase Plan purchase rights issued during 2007 was $9.72 during the second quarter of 2007 and $11.31 during the fourth quarter of 2007. During the second quarter of 2007, certain offerings within the Purchase Plan were modified due to the Purchase Plan’s reset feature and as a result approximately $3.4 million of incremental stock compensation expense will be recognized over the remaining accumulation periods of these offerings. The weighted average fair value of new Purchase Plan purchase rights issued during 2006 was $14.35 during the second quarter of 2006 and $11.34 during the fourth quarter of 2006. During the fourth quarter of 2006, certain offerings within the Purchase Plan were modified due to the Purchase Plan’s reset feature and as a result approximately $1.2 million of incremental stock compensation expense will be recognized over the remaining accumulation periods of these offerings. The weighted average fair value of the purchase rights was $8.77 during the year ended December 31, 2005.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. SiRF recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a stock-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to stock-based compensation has been realized, SiRF has elected to follow the tax law ordering method, under which current year stock-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, the Company has elected to ignore the indirect tax effects of stock-based compensation deductions in computing our research and development tax credits and is recognizing the full effect of these deductions in the income statement in the period in which the taxable event occurs.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 31, 2007, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 2,793,285 shares of common stock were outstanding.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the 2004 Plan, options generally expire between seven and ten years. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to vest over a two to four year period. As of December 31, 2007, 5,475,924 options to purchase common stock and 1,834,053 unvested restricted stock units granted were outstanding and 4,055,131 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increase by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. There were 211,905 shares of common stock issued under the Purchase Plan during 2007. As of December 31, 2007, there were 1,638,754 shares available for issuance under the Purchase Plan. As of December 31, 2007, there was $3.0 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in connection with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of December 31, 2007, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 14,290 shares of common stock were outstanding.

Centrality 1999 Stock Plan

In August 2007, in connection with the acquisition of Centrality, SiRF assumed the existing Centrality 1999 Stock Plan, or the Centrality Plan. All unvested options granted under the Centrality Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of December 31, 2007, no additional options can be granted under the Centrality Plan and options to purchase a total of 1,489,894 shares of common stock were outstanding.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding Stock Options and Restricted Stock Units

A summary of the stock option activity under the 1995 Plan, the 2004 Plan, the TrueSpan Plan and the Centrality Plan is as follows:

	Year Ended December 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	8,404,868	$14.74	8,363,447	$8.12	9,169,838	$5.97
Granted and assumed in connection with acquisitions	3,897,509	$12.01	2,353,816	$31.31	1,372,500	$17.36
Exercised	(1,906,198)	$5.69	(1,899,551)	$5.67	(1,936,110)	$4.17
Forfeited/Expired	(622,786)	$24.94	(412,844)	$16.84	(242,781)	$10.55

Options outstanding, end of year	9,773,393	$14.77	8,404,868	$14.74	8,363,447	$8.12
Options exercisable, end of year	5,396,375	$10.56	4,280,480	$6.64	4,703,373	$4.51

The following table summarizes information about options granted and outstanding under the 1995 Plan, 2004 Plan, the TrueSpan Plan and the Centrality Plan at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.39—$3.46	1,920,756	6.60	$2.12	$44,197	875,784	$1.72	$20,502
$3.76—$4.00	2,000,378	5.37	$4.00	42,268	1,988,196	$4.00	42,011
$5.50—$14.75	1,906,377	6.76	$12.22	24,611	1,616,981	$11.98	21,263
$15.19—$25.16	1,806,550	6.06	$22.57	4,625	164,829	$21.74	559
$25.17—$33.98	1,780,882	6.05	$31.06	(10,561)	531,291	$31.41	(3,337)
$35.18—$39.73	358,450	8.06	$35.88	(3,853)	219,294	$35.98	(2,379)

$0.39—$39.73	9,773,393	6.23	$14.77	$101,287	5,396,375	$10.56	$78,619

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $25.13 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at December 31, 2007 was approximately 5.86 years.

As of December 31, 2007, there was approximately $44.0 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. Net cash proceeds from the exercise of stock options were approximately $10.8 million, $10.8 million and $8.1 million for 2007, 2006, and 2005, respectively. The aggregate intrinsic value of options exercised during 2007 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $25.13 as of December 31, 2007, was approximately $37.1 million.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of restricted stock unit activity during the year ended December 31, 2007 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	791,897	$31.00
Granted	1,335,175	$22.81
Vested	(202,070)	$32.34
Forfeited	(90,949)	$27.79

Unvested, end of year	1,834,053	$25.05

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2007, there was $36.0 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period 2.4 years. During 2007, the total fair value of restricted stock units that vested during the year was $6.5 million. During 2006, the total fair value of restricted stock units that vested during the year was $1.1 million. There were no restricted stock units that vested in 2005.

Deferred Stock Compensation

The Company recorded deferred stock compensation of approximately $14.6 million for the year ended December 31, 2005 in connection with the acquisition of Kisel, Motorola’s GPS chip set product family and Impulsesoft. See Note 4, Acquisitions, for further discussion of the stock-based awards issued in conjunction with these acquisitions. The Company did not record any deferred stock compensation in 2005 in connection with options granted to employees to purchase common stock.

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

Options and Restricted Stock Units Granted to Non-employees

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded stock compensation expense of $0.2 million, $0.7 million and $0.5 million in 2007, 2006 and 2005, respectively, in connection with options and restricted stock units granted to non-employees. The fair value of stock options issued to non-employees was calculated using a weighted average risk-free interest rate of 4.5%, 4.8% and 4.4% in 2007, 2006 and 2005, respectively, weighted average expected volatility of 57%, 53% and 55% in 2007, 2006 and 2005, respectively, and the weighted average expected term of the option 1.3 years, 5.6 years and 6.1 years in 2007, 2006 and 2005, respectively. The Company did not grant any options or restricted stock units to non-employees in 2007. In 2006, SiRF granted options to purchase 5,000 shares of common stock to non-employees at an exercise price of $33.98 per share and assumed 257 consultant options in conjunction with the TrueSpan acquisition in the first quarter of 2006 at exercise prices of $3.76 per share. In 2006, SiRF also granted 4,000 restricted stock units to non-employees at a fair value of $35.46 per share.

In 2005, SiRF granted options to purchase 20,000 shares of common stock to non-employees at exercise prices of $25.50 per share.

Common Shares Reserved for Issuance

At December 31, 2007, the Company had reserved shares of common stock for issuance as follows:

Exercise of outstanding stock options	9,773,393
Vesting of outstanding restricted stock units	1,834,053
Employee stock purchase plan	1,638,754
Shares of common stock available for grant	4,055,131
Warrants to purchase common stock	248,915

Total	17,550,246

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of December 31, 2007, the Company had 390,639 contingent shares of common stock outstanding and $1.0 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 1.3 years.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at December 31, 2007.

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

As of December 31, 2007, the Company had $0.1 million of unrecognized compensation cost related to the above mentioned Performance Share Award Agreements, which is expected to be recognized on a straight-line basis over a weighted average period of 1 year. To the extent the anticipated number of shares to be earned changes, the corresponding change in compensation cost will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate accordingly. In 2007, the Company adjusted the compensation cost downward as the anticipated number of shares expected to be earned decreased, resulting in a decrease in unrecognized compensation expense of $2.8 million.

Restricted Stock Unit and Stock Option Withholdings

For certain restricted stock units, the number of shares issued on the vest date is net of the statutory withholding requirements that are paid by the Company on behalf of its employees. In addition, upon exercise of certain stock options, the Company’s stock option plan allows shares to be withheld to cover the exercise price and statutory withholding requirements. During 2007, the Company withheld 49,095 shares to satisfy $1.2 million of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. Although the shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting or exercise.

Note 16.    Income Taxes

The components of net income (loss) before provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
United States	$(10,391)	$14,042	$25,249
Foreign	4,654	(2,673)	744

Net income (loss) before provision for (benefit from) income taxes	$(5,737)	$11,369	$25,993

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$5,858	$8,021	$(39)
State	113	391	114
Foreign	1,414	243	47

Total	7,385	8,655	122
Deferred:
Federal	(2,196)	1,427	(3,072)
State	(529)	(1,113)	(1,097)

Total	(2,725)	314	(4,169)

Provision for (benefit from) income taxes	$4,660	$8,969	$(4,047)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$20,626	$13,836
Research and development credits	19,436	15,559
Capitalized research and development	261	513
Non-qualified and restricted stock expense	13,951	6,500
Other, net	9,315	8,254

Total deferred tax assets	63,589	44,662
Deferred tax liabilities:
Purchased intangibles	(22,780)	(1,761)

	40,809	42,901
Valuation allowance	—	—

Net deferred tax assets	$40,809	$42,901

The Company periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At December 31, 2007, and 2006, the Company did not provide a valuation allowance against its deferred tax assets because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of the subsequent year.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $50.0 million and $53.4 million, respectively, federal research and development tax credits of approximately $12.0 million and California research and development credits of approximately $11.4 million. The federal and state net operating loss and credit carryforwards expire at various dates in the years 2010 through 2027, if not utilized. As of December 31, 2007, the Company had other tax credits of approximately $1.7 million which will expire beginning in 2014, if not utilized.

The Company has performed an analysis of its net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Code. Due in part to equity financings and losses of acquired entities, the Company experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. If such annual limitations pursuant to Sections 382 and 383 of the Code result in the expiration of net operating loss carryforwards and/or credit carryforwards before utilization then those amounts have been excluded from the total deferred tax assets.

The provision for (benefit from) income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rates to income before taxes as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Federal tax at statutory rate	$(2,008)	$3,979	$9,097
State taxes, net of federal benefit	(416)	(722)	(982)
Non-deductible expenses	70	40	53
Impact of stock-based compensation	3,888	3,512	(4,114)
Research and development credit	(1,722)	(3,495)	(1,627)
Non-deductible acquired in process research and development expense	4,865	4,326	312
Foreign tax rate differential	343	1,064	(15)
(Benefit) detriment from recording net deferred tax assets	—	215	(4,286)
Acquisition-related tax benefits	—	—	(2,310)
Other	(360)	50	(175)

Total provision for (benefit from) income taxes	$4,660	$8,969	$(4,047)

The 2007 provision for income taxes was primarily increased from the statutory federal rate of 35% as a result of non-deductible acquired in-process research and development expense incurred as part of the Centrality acquisition, non-deductible stock-based compensation expenses, a revision to a prior period estimated research and development tax credits recorded in 2005 and 2006, and foreign operating losses, which are not benefited for U.S. tax purposes, partially offset by foreign income taxed at rates where the Company has lower statutory rates as compared to the U.S. The negative impact of these items was partially offset by benefits from current period research and development tax credits and the tax benefits associated with disqualified dispositions of incentive stock options and Purchase Plan shares.

Foreign pre-tax income was $4.7 million and $0.7 million in 2007 and 2005, respectively. Foreign pre-tax loss was $2.7 million in 2006. The cumulative unremitted foreign earnings at December 31, 2007 that are considered to be permanently invested outside the United States and on which no U.S. taxes have been provided,

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are approximately $11.8 million. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes.

Consistent with the proportion of earnings outside of the U.S., the Company has negotiated tax holidays on certain foreign earnings which terminate in 2009 and 2017. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $1.2 million in 2007 as compared to $0.1 million in 2006. The benefit of the tax holiday on diluted net income per share was approximately $0.02 in 2007. There was no impact on diluted net income per share in 2006 for the benefit of the tax holiday.

Note 17.    Employee Benefit Plan

The Company has a 401(k) profit-sharing plan covering substantially all employees. The plan is a Group Annuity Contract in accordance with Section 401 of the Internal Revenue Code. SiRF made no contributions to the plan in any period.

Note 18.    Related Party Transactions

Certain customers and/or suppliers of the Company, who are also common stockholders and/or have a common board member, are considered as related parties. The Company entered into an agreement with Skyworks Solutions, Inc., or Skyworks, to manufacture certain of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. SiRF purchases from Skyworks were not significant during 2007. During 2006 and 2005, SiRF purchased $0.2 million and $1.2 million, respectively of product from Skyworks. As of December 31, 2007, SiRF did not have any trade payables to Skyworks and did not have any non-cancelable purchase orders with Skyworks. As of December 31, 2006, SiRF had $0.2 million of trade payables to Skyworks and did not have significant amounts of non-cancelable purchase orders with Skyworks.

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

Note 19.    Commitments and Contingencies

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On December 15, 2006, SiRF Technology, Inc. filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code. On October 3, 2007, the District Court stayed both parties’ claims and counterclaims in their entirety pending resolution of the two United States International Trade Commission, or ITC, investigations described below.

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the United States International Trade Commission, or ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chip sets, associated software, and systems made for or by and/or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. This case is scheduled for a hearing commencing on March 10, 2008 and a target date for completion of the investigation is scheduled for October 13, 2008.

On April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. This case is scheduled for a hearing commencing on April 28, 2008, and a target date for completion of this investigation is scheduled for December 8, 2008. During the second quarter of 2007, Global Locate was acquired by Broadcom Corporation.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2007, future minimum lease payments required under operating leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending December 31,
2008	$129	$7,019
2009	—	5,374
2010	—	4,455
2011	—	519
2012	—	118
Thereafter	—	—

Total future minimum lease payments	$129	$17,485

Rent expense was $2.8 million, $2.4 million and $2.0 million in 2007, 2006 and 2005, respectively.

Non-cancelable Purchase Obligations

The Company also has short-term commitments in the form of non-cancelable purchase obligations which totaled approximately $4.1 million as of December 31, 2007. These obligations primarily relate to commitments for licenses and maintenance fees, as well as consulting and other service arrangements.

Note 20.    Other Income (Expense), Net

Other income (expense), net for the periods presented was as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Other income (expense), net	$(605)	$(232)	$1,242

Other expense, net in 2007 primarily related to settlement expenses incurred related to an employee arbitration award against SiRF reflecting the final settlement related to the employee arbitration matter.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other expense, net in 2006 primarily comprised of a one-time gain recognized related to a patent infringement litigation settlement with u-Nav Microelectronics Corp., or u-Nav, offset by a loss incurred related to an interim employee arbitration award against SiRF.

Other income, net in 2005 primarily related to a one-time gain of $1.2 million, representing the forgiveness of a remaining cash obligation that was accrued in a prior period in connection with a patent infringement litigation settlement.

Note 21.    Subsequent Events

On January 24, 2008, the Company entered into a loan and security agreement whereby SiRF agreed to make two advances totaling $13.5 million to a potential acquisition target in connection with the Company’s proposal to acquire all outstanding shares of this entity. The loan and security agreement is collateralized by a security interest in all of the target entity’s current and subsequently acquired assets. The entire outstanding principal balance of the advances bears interest at a fixed rate of 5.0% per annum, and is payable on July 24, 2009 or at an earlier date, pursuant to the terms of the agreement. Subsequent to executing this agreement, SiRF decided not to proceed with the pending acquisition, and as a result of changes in circumstances, the Company is currently performing a review to evaluate the recoverability of the outstanding notes receivable from the target entity. As a result of this evaluation, the Company may determine that the carrying amount of the $13.5 million notes receivable may need to be written down to its fair value which could result in adverse charges to the Company’s future operating results and financial position.

In February 2008, purported class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The complaints allege that the Company and certain of its officers and directors violated the federal securities laws by making false and misleading statements and omissions relating to our business and operating results. The complaints seek, on behalf of persons who purchased our common stock during the period from October 30, 2007 to February 4, 2008, unspecified damages, interest and costs and expenses, including attorney’s fees and disbursements. In addition, in February 2008, shareholder derivative lawsuits were filed in the Superior Court of the State of California County of Santa Clara against certain of our officers and directors. The complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. The complaints seek unspecified damages, disgorgement of profits, benefits and other compensation, interest and costs and expenses, including attorney’s fees and disbursements. While the Company intends to defend the lawsuit vigorously, litigation, whether or not determined in its favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect the Company’s business.

As a result of the decline in SiRF’s market capitalization that occurred in February 2008, the Company is performing an analysis of potential impairment of its goodwill, intangible assets and long-lived assets. If this analysis indicates the carrying value of the Company’s reporting unit or any of its intangible assets or long lived assets is impaired, a detrimental impact to our future results of operations and financial position would result. The Company expects this impairment analysis to be completed during the first quarter of 2008.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22.    Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for 2007 and 2006:

	Quarter Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(In thousands, except per share amounts)
	(Unaudited)
Net revenue	$52,680	$57,170	$63,675	$74,155	$67,264	$70,601	$91,161	$100,354
Gross profit (1)	$28,585	$31,702	$34,930	$40,526	$36,274	$38,076	$44,944	$48,320
Net income (loss)	$(10,965)	$1,687	$2,579	$9,099	$2,804	$2,137	$(16,055)	$717
Net income (loss) per share: (2)
Basic	$(0.22)	$0.03	$0.05	$0.18	$0.05	$0.04	$(0.28)	$0.01
Diluted	$(0.22)	$0.03	$0.05	$0.16	$0.05	$0.04	$(0.28)	$0.01
Weighted average number of shares used in per share calculations:
Basic	50,179	51,129	51,408	51,723	52,171	52,816	56,954	59,998
Diluted	50,179	56,024	55,585	56,098	56,346	56,461	56,954	64,338

(1)

Gross profit for the 2006 quarters and the first three quarters of 2007 reflects certain reclassifications to conform to the Company’s current period presentation. Amortization expense of certain acquisition-related intangible assets, primarily developed and core technology, has been reclassified and is being presented as a component of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities. Previously, the Company had presented these amounts as a component of operating expense. Refer to Note 10, Goodwill and Identified Intangible Assets of the Notes to Consolidated Financial Statements in Item 8 for further information.

(2)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual per share information.

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

Management’s Report on Internal Control Over Financial Reporting can be found on page 51.

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

Item 9B.    Other Information

Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 regarding our directors is incorporated by reference to the information contained in the section captioned “Election of Directors” in the Company’s definitive proxy statement for its 2008 annual meeting of stockholders that will be filed within 120 days of its year ended December 31, 2007, or the Proxy Statement.

The information required by this Item 10 regarding executive officers is incorporated by reference from the information contained in the section captioned “Executive Officers” included in Part I of this annual report on Form 10-K.

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

The following table sets forth information as of December 31, 2007 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including our 1995 Stock Option Plan, 2004 Stock Incentive Plan , 2004 Employee Stock Purchase Plan, TrueSpan 2004 Stock Incentive Plan and Centrality 1999 Stock Plan.

EQUITY COMPENSATION PLANS INFORMATION

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (4)	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(C) Number of Securities Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	11,856,361	$12.30	5,693,885	(1),(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	11,856,361	$12.30	5,693,885

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

(2)

Includes 1,638,754 shares available for sale pursuant to the Company’s 2004 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2005, by the lesser of 750,000 shares, 1.5% of the outstanding common stock on that date, or such lesser number of shares as is determined by the Board of Directors. For 2008, no additional share reserve increase was approved by the Board of Directors.

(3)	There is no exercise price associated with outstanding restricted stock units. The weighted average exercise price is equal to that of outstanding options and warrants.

(4)

Excludes the Performance Share Award granted to the Company’s Chief Executive Officer as the number of shares to be earned ranges from zero to a maximum of 150,000 shares, with the target being 50,000 shares, depending on the extent to which the performance goals are met. Excludes the Performance Share Awards granted to certain Company executives as the number of shares to be earned ranges from 10,000 to 50,000 shares, depending on the extent which the performance goals are met. Refer to Note 15, Preferred Stock and Stockholders’ Equity of the Notes to Consolidated Financial Statements in Item 8 for further information.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statements Schedule:

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$321	109	(247)	$183
Year ended December 31, 2006	$213	118	(10)	$321
Year ended December 31, 2005	$226	158	(171)	$213

3.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed/ Furnished Herewith
		Form	Filing Date
2.1*	Share Purchase Agreement, dated as of April 15, 2005, by and among SiRF Technology Holdings, Inc. and the persons and entities listed on Schedule I hereto.	8-K	May 4, 2005

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
Form of Escrow Agreement
List of Shareholders
Consideration Schedule
Third Party Consents
Indebtedness

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed/ Furnished Herewith
		Form	Filing Date
2.2	Amendment No. 1 to Share Purchase Agreement, dated as of April 28, 2005, by and between SiRF Technology Holdings, Inc. and Tomas Melander, acting as the Shareholders’ Representative	8-K	May 4, 2005

The following exhibits and schedules to the Amendment No. 1 to Share Purchase Agreement have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

Schedule II – Consideration Schedule

2.3*	Asset Sale Agreement, dated as of May 31, 2005, by and between SiRF Technology Holdings, Inc. and Motorola, Inc.	8-K	June 3, 2005

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
Form of Corporate Supply Agreement
Form of Joint Use and Occupancy Agreement

2.4	Agreement and Plan of Merger, dated as of June 21, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation a wholly owned subsidiary of SiRF, Centrality Communications, Inc., and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent	8-K	August 6, 2007

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
Exhibit H-1 Form of Acquirer Officers’ Certificate
Exhibit H-2 Form of Acquirer’s Secretary Certificate
Exhibit J Form of Pillsbury Winthrop Shaw Pittman, LLP Opinion
Exhibit K-1 Form of Officers’ Certificate

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed/ Furnished Herewith
		Form	Filing Date
Exhibit K-2 Form of Secretary’s Certificate
Exhibit L Form of Orrick, Herrington & Sutcliffe LLP Opinion
Exhibit M Form of FiRPTA Certificate
Schedule A Major Shareholders
Schedule 7.3(i) Key Employees

2.5	Amendment No. 1 to the Agreement and Plan of Merger, dated August 6, 2007, by and among SiRF Technology Holdings, Inc., Spartacus I Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF, Spartacus II Acquisition Corp., a California corporation and wholly-owned subsidiary of SiRF and Centrality Communications, Inc., a California corporation, and solely with respect to Article 6 and Article 9, Teh-Tsung Lai, as Shareholder Agent	8-K	August 6, 2007

3.(i)1	Restated Certificate of Incorporation	S-1	February 10, 2004

3.(ii)1	Amended and Restated Bylaws	S-1/A	March 16, 2004

4.1	Specimen Common Stock Certificate	S-1/A	April 1, 2004

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003.	S-1	February 10, 2004

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	February 10, 2004

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder	S-1	February 10, 2004

10.3 #	2004 Stock Incentive Plan, as amended, and form of agreements thereunder	10-Q	November 7, 2006

10.4 #	2004 Employee Stock Purchase Plan	S-1/A	March 16, 2004

10.5 #	TrueSpan Incorporated 2004 Stock Incentive Plan and form of agreements thereunder	S-8	April 3, 2006

10.6 #	Form of Performance Share Award Agreement	8-K	October 26, 2006

10.7*	Patent Cross License and Covenant Not to Sue Agreement, entered into on November 1, 2006, by and among SiRF Technology, Inc. on the one hand and u-NAV Microelectronics Corporation and u-NAV Microelectronics Finland OY on the other hand	10-K	February 27, 2007

10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004	S-1/A	March 16, 2004

10.9	Lease, dated May 20, 2004, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E Perrucci 1978 Trust, Donald A Perrucci, Trustee	10-K	February 27, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed/ Furnished Herewith
		Form	Filing Date
10.10	The First Amendment to Lease, dated May 15, 2006, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E Perrucci 1978 Trust, Donald A Perrucci, Trustee	10-K	February 27, 2007

10.11	Lease, dated September 24, 2004, between the Registrant and PS Business Park, L.P.	10-K	February 27, 2007

10.12	Lease, dated June 1, 2005, between the Registrant and Lamb Boys South Pointe, LLC	10-K	February 27, 2007

10.13	Lease, dated February 19, 2004 between the Registrant and SISBRO Promoters Pvt. Ltd.	10-K	February 27, 2007

10.14	Lease, dated May 20, 2005, between the Registrant and SISBRO Promoters Pvt. Ltd.	10-K	February 27, 2007

10.15	Lease, effective May 1, 2006, between the Registrant and Vasakronon AB (Public Limited Company)	10-K	February 27, 2007

10.16	Lease, dated February 23, 2004, between the Registrant and Mr. M. Zabulon Athisayam and Ms. Deva Pouse Christy Bai	10-K	February 27, 2007

10.17	Lease, dated February 17, 2005, between the Registrant and Mr. A. Majeed, Mr. A. Aziz Qader, Mr. A. Rasheed Razack, Mr. A. Hameed Razack and Mr. A. Rahim Razack	10-K	February 27, 2007

10.18	Lease, dated July 14, 2006, between the Registrant and BYIBC Knowledge Park Pvt. Ltd.	10-K	February 27, 2007

10.19	Lease, dated November 16, 2006 between the Registrant and UOL Property Investments PTE Ltd.	10-Q	August 7, 2007

10.20 #	Centrality Communications, Inc. 1999 Stock Plan	S-8	August 7, 2007

10.21 #	Compensation arrangement between the Registrant and Rob Baxter			X

21.1	List of Subsidiaries			X

23.1	Consent of Independent Registered Public Accounting Firm			X

24.1	Power of Attorney (see page 116 of this Form 10-K)			X

31.1	Certification of Michael L. Canning pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Geoffrey Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification. (1)			X

99.1	Amendment to the Restated Loan and Security Agreement, between the Registrant and Silicon Valley Bank dated February 14, 2005	10-K	February 27, 2007

99.2	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 19, 2006	10-K	February 27, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed/ Furnished Herewith
		Form	Filing Date

99.3	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated February 14, 2007	10-K	February 27, 2007

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

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

Date: February 28, 2008

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

Name	Title	Date

/S/ MICHAEL L. CANNING Michael L. Canning	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2008

/S/ GEOFFREY RIBAR Geoffrey Ribar	Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/S/ KANWAR CHADHA Kanwar Chadha	Director	February 28, 2008

/S/ DIOSDADO P. BANATAO Diosdado P. Banatao	Chairman of the Board	February 28, 2008

/S/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	February 28, 2008

/S/ MOHANBIR GYANI Mohanbir Gyani	Director	February 28, 2008

/S/ STEPHEN C. SHERMAN Stephen C. Sherman	Director	February 28, 2008

/S/ JAMES M. SMAHA James M. Smaha	Director	February 28, 2008

/S/ SAM S. SRINIVASAN Sam S. Srinivasan	Director	February 28, 2008