Form 10-Q
period 2008-03-31
SIRF TECHNOLOGY HOLDINGS INC
filed 2008-05-08
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

60,866,980 shares of the Registrant’s common stock were outstanding as of April 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,915	$100,963
Marketable securities	11,656	38,446
Accounts receivable, net of allowance for doubtful accounts of $171 and $183 as of March 31, 2008 and December 31, 2007, respectively	22,647	37,060
Inventories	30,408	27,962
Current deferred tax assets	4,446	6,946
Prepaid expenses and other current assets	4,639	5,380

Total current assets	182,711	216,757
Property and equipment, net	13,774	13,147
Goodwill	215,707	215,752
Identified intangible assets, net	77,345	82,705
Long-term deferred tax assets	33,697	34,032
Other long-term assets	1,283	1,348
Note receivable	13,500	—

Total assets	$538,017	$563,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,750	$22,069
Accrued payroll and related benefits	9,142	12,590
Other accrued liabilities	11,828	6,145
Deferred margin on shipments to distributors	2,293	3,028
Deferred revenue	610	373
Advance contract billings	180	191
Rebates payable to customers	4,036	5,452
Capital lease obligations	129	129

Total current liabilities	42,968	49,977
Long-term deferred tax liabilities	170	169
Long-term income taxes payable	3,006	2,762
Long-term obligations	1,506	1,421

Total liabilities	47,650	54,329
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	557,947	548,895
Accumulated other comprehensive loss	(117)	(105)
Accumulated deficit	(67,469)	(39,384)

Total stockholders’ equity	490,367	509,412

Total liabilities and stockholders’ equity	$538,017	$563,741

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited Consolidated Financial Statements for the year ended December 31, 2007.

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product revenue	$59,928	$65,798
License royalty revenue	2,048	1,466

Net revenue	61,976	67,264
Cost of revenue:
Cost of product revenue (includes stock-based compensation expense of $217 and $226 for the three months ended March 31, 2008 and 2007, respectively)	31,898	30,520
Amortization of acquisition-related intangible assets	3,707	470

Gross profit	26,371	36,274
Operating expenses:
Research and development (includes stock-based compensation expense of $4,808 and $4,363 for the three months ended March 31, 2008 and 2007, respectively)	26,881	21,167
Sales and marketing (includes stock-based compensation expense of $1,371 and $1,004 for the three months ended March 31, 2008 and 2007, respectively)	7,425	6,127
General and administrative (includes stock-based compensation expense of $2,480 and $1,735 for the three months ended March 31, 2008 and 2007, respectively)	15,090	6,485
Amortization of acquisition-related intangible assets	2,489	613
Restructuring and asset impairment charges	473	—

Total operating expenses	52,358	34,392
Operating income (loss)	(25,987)	1,882
Interest income, net	1,149	2,411
Other (expense), net	(137)	(441)

Other income, net	1,012	1,970
Net income (loss) before provision for (benefit from) income taxes	(24,975)	3,852
Provision for income taxes	3,110	1,048

Net income (loss)	$(28,085)	$2,804

Net income (loss) per share:
Basic	$(0.47)	$0.05

Diluted	$(0.47)	$0.05

Weighted average number of shares used in per share calculations:
Basic	60,334	52,171

Diluted	60,334	56,346

See accompanying Notes to Condensed Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$(28,085)	$2,804
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	8,907	7,331
Depreciation and amortization of property and equipment	1,365	1,266
Loss on disposal of property and equipment	57	—
Impairment of long-lived assets	186	—
Amortization of identified intangible assets	6,546	1,213
Accretion of investment discount	(226)	(217)
Deferred tax assets, net	2,836	(2,969)
Excess tax benefit (detriment) from employee equity incentive plans	(389)	3,953
Change in goodwill related to tax benefits on exercises of assumed stock options	11	—
Gross excess tax benefit (detriment) from stock-based compensation	(101)	(3,637)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,413	(8,162)
Inventories	(2,354)	(2,491)
Prepaid expenses and other current assets	741	959
Other long-term assets	65	(75)
Accounts payable	(7,319)	(5,991)
Accrued payroll and related benefits	(3,598)	(1,520)
Other accrued liabilities	5,709	2,063
Deferred margin on shipments to distributors	(735)	625
Deferred revenue	237	(77)
Advance contract billings	(11)	(194)
Rebates payable to customers	(1,416)	(2,585)
Other long-term liabilities	329	—

Net cash used in operating activities	(2,832)	(7,704)

Investing activities:
Purchases of available-for-sale investments	(6,596)	(21,184)
Maturities and sales of available-for-sale investments	33,600	18,003
Purchases of property and equipment, net of disposals	(2,190)	(2,147)
Purchases of intellectual property assets	(1,223)	(108)
Issuance of note receivable	(13,500)	—

Net cash provided by (used in) investing activities	10,091	(5,436)

Financing activities:
Proceeds from issuance of common stock	592	3,964
Principal payments under capital lease obligations	—	(74)
Gross excess tax benefit from stock-based compensation	101	3,637

Net cash provided by financing activities	693	7,527

Net increase (decrease) in cash and cash equivalents	7,952	(5,613)
Cash and cash equivalents at beginning of year	100,963	133,817

Cash and cash equivalents at end of year	$108,915	$128,204

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

Basis of Presentation

The condensed consolidated financial statements include SiRF and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2007.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Driven by significant additions to intangible assets as a result of the Company’s acquisition of Centrality Communications, Inc. in August 2007, SiRF evaluated its policy with respect to the classification of amortization expense related to acquisition-related intangible assets. As a result, amortization expense of certain acquisition-related intangible assets, primarily developed and core technology, for the period ended March 31, 2007, has been reclassified and is being presented as a component of cost of revenue, as the intangible assets were determined to be directly attributable to revenue generating activities. Previously, the Company had presented these amounts as a component of operating expense.

Revenue Recognition

The Company derives revenue primarily from sales of semiconductor chipsets, and to a lesser extent, from licenses of its intellectual property and premium software products.

Revenue from sales of semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. The Company records reductions to chip set revenue for expected product returns based on the Company’s historical experience and other known factors. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of the Company’s standard product warranty, related to the sale of chipsets. Further, the Company has had no incidences of formal customer acceptance terms or further obligations to date. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

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

The Company enters into co-branding rebate agreements with and provides incentive rebates to certain direct customers and indirect customers (for products sold through distributors). The Company records reductions to revenue for commitments related to such incentive programs in accordance with Emerging Issues Task Force, or EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Co-branding agreements allow certain direct customers to receive a per-unit rebate for product purchased, provided the customer participates in the Company’s co-branding program. The co-branding program typically consists of placing the Company’s logo on the customer’s website or otherwise including it in marketing collateral or documentation. Incentive rebates are offered from time to time at the Company’s discretion to both direct and indirect customers and are also provided in the form of a per-unit rebate for product purchased. Accruals for the actual costs of these incentive programs are recorded at the time the related revenue is recognized and are recorded based on the contractual or agreed upon per-unit rebate of product purchased by direct customers or sold through by distributors. Commitments related to incentive programs to both direct and indirect customers are presented in the consolidated balance sheets as rebates payable to customers.

The Company licenses rights to use its intellectual property to allow licensees to utilize the Company’s technology. The Company also licenses rights to use its premium software products to licensees to enable SiRF chipsets to provide enhanced functionality in specific applications. The Company recognizes revenue from standalone license rights to use the intellectual property in accordance with the Securities and Exchange Commission, or SEC, SAB No. 104, Revenue Recognition. Revenue from standalone rights to use the Company’s premium software products is recognized in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 97-2, Software Revenue Recognition. Subsequent to the sale of the Company’s premium software products, it has no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

Certain sales of the Company’s chipsets to direct customers are bundled with our premium software products. In such arrangements, both the premium software and chipsets are delivered simultaneously and post-contract customer support is not provided. The Company applies the guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognizes revenue from such bundled arrangements generally upon delivery of the chipsets, assuming all other basic revenue recognition criteria are met, as both the chipsets and software are considered delivered elements and no undelivered elements exist. The Company recognizes license revenue from sales of our premium software at the time a reliable estimate can be made of the actual usage that has occurred of the premium software, provided collectibility is probable.

The Company earns royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. The Company recognizes all royalty revenue based on actual royalties reported by licensees during that quarter.

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

Stock-Based Compensation

The fair value of the Company’s employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 6, Stock-Based compensation, including the price volatility of the underlying stock and the option’s expected term. The Company’s options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standards, or SFAS No. 123R Share-Based Payment, the Company elected to use the simplified method as prescribed by SAB No. 107, to estimate the options expected term, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, the Company no longer uses the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company utilizes its own historical volatility in valuing its stock option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan, or Purchase Plan. The Company also evaluates the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption based upon our historical stock price volatility. In addition, the Company estimates forfeitures at the time of grant, and revises if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimate of expected forfeitures considers historical termination behavior, as well as retention related incentives. The Company elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continues to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, the Company’s options’ actual lives, interest rates and forfeitures may be different from its assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill

Identified intangible assets consist of acquired developed and core technology, customer relationships, patents, assembled workforce, customer relationships, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method. Acquired developed and core technology, patents, assembled workforce, customer relationships, trade names, non-compete agreements, and intellectual property assets are amortized over their approximated weighted average expected useful life of 4, 13, 4, 7, 4, 2 and 1 year, respectively.

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

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. The Company conducted its annual impairment test as of September 30, 2007 and determined there to be no impairment.

In February 2008, the Company experienced a significant decline in its market capitalization, resulting in the Company’s market capitalization falling below its net book value, which is considered an indicator of potential impairment as outlined above. The Company performed an interim goodwill impairment analysis as of March 31, 2008 which indicated SiRF’s estimated fair value as determined by the interim goodwill impairment analysis exceeded its net book value. As a result of this interim goodwill impairment analysis, the Company determined there to be no goodwill impairment as of March 31, 2008.

In determining fair value, the Company considers various factors including SiRF’s market capitalization, estimates of future market growth and trends, forecasted revenue and costs, expected periods over which the Company’s assets will be utilized, and other variables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, future impairment charges may result.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset. In preparing consolidated financial statements, the Company assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if the Company determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in regards to estimates of future market growth, forecasted earnings and projected taxable income, in determining provision for income taxes, deferred tax assets and liabilities for purposes of assessing the Company’s ability to utilize any future tax benefit from deferred tax assets. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company evaluates its uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. The Company only recognize tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. The Company measures these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. The Company exercises significant judgment in estimating the final resolution of our tax positions with a taxing authority. The Company believes we have adequately provided for any reasonably foreseeable adjustments to our tax liability. If the Company ultimately determines that payment of these amounts is unnecessary, the Company will reverse the liability and recognize a tax benefit during the period in which the Company determines that the liability is no longer necessary in accordance with FIN No. 48.

Note 2. Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-b was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-b. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s financial position and results of operations. The Company is currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and has not yet determined the impact that the adoption will have on its financial position and results of operations. Refer to Note 3, Fair Value, for further information.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has elected not to exercise the option to report selected financial assets and liabilities at fair value as provided for under SFAS No. 159, accordingly, there is no impact on the Company’s financial position and results of operations.

Recently Issued Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 31, 2008, the Company did not have any minority interests. The adoption of SFAS No. 160 will not impact the Company’s consolidated financial statements.

Note 3. Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The Company measures financial assets, specifically money market funds and marketable debt instruments, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$6,378	$6,378	$—	$—
United States government agency (1)	3,707	—	3,707	—
United States government treasury (1)	13,993	—	13,993	—
Commerical paper (1)	64,825	—	64,825	—

Total	$88,903	$6,378	$82,525	$—

(1)	Included in cash and cash equivalents and marketable securities on the Company’s condensed consolidated balance sheet.

The Company’s investments in money market funds and marketable debt instruments (commercial paper, United States government agency and United States government treasury) are measured at fair value on a recurring basis. The Company’s money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments has been classified as level 1. The Company’s marketable debt instruments are fair valued using a matrix-based approach by a third party pricing service. A computer-based model considers the instruments days to final maturity and external credit rating in order to assign a current yield. An evaluated price is then calculated using that current yield. The following observable inputs are utilized as inputs into the daily matrix evaluations: maturity date, issue date, credit rating and settlement date, and therefore these investments are classified as level 2. As of March 31, 2008, the marketable debt instruments are stated at amortized cost which approximates fair value as determined by the matrix-based approach.

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock including common stock subject to repurchase, stock options, warrants, restricted stock units and potential shares associated with employee stock purchase plan withholdings. Refer to Note 6, Stock-Based Compensation, for further information.

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(28,085)	$2,804

Denominator:
Weighted average common shares outstanding	60,657	52,543
Less: Weighted average common shares outstanding subject to repurchase	(323)	(372)

Total weighted average shares used in net income (loss), basic	60,334	52,171
Dilutive potential common stock equivalents:
Weighted average repurchasable common stock outstanding	—	372
Weighted average stock options outstanding	—	3,363
Weighted average stock warrants outstanding	—	201
Weighted average restricted stock units outstanding	—	173
Weighted average purchase plan shares	—	66

Total weighted average shares used in net income (loss), diluted	60,334	56,346

Net income (loss) per share:
Basic	$(0.47)	$0.05
Diluted	$(0.47)	$0.05

Due to the Company’s net loss reported during the three months ended March 31, 2008, common stock equivalents related to potentially dilutive repurchasable common stock, stock options, warrants, restricted stock units and employee stock purchase plan shares totaling 3.2 million shares were excluded from the computation of diluted net loss per share as their effect would have been anti-dilutive.

During the three months ended March 31, 2007, common stock equivalents related to potentially dilutive stock options and restricted stock units totaling 2.1 million shares were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

Note 5. Acquisitions

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

In accordance with EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the fair value of common stock issued by SiRF in connection with the acquisition was determined using a per share price of $19.26, which reflected the average of SiRF’s stock price during the three days prior to and including the acquisition close date. Under EITF No. 99-12, the first date on which the number of shares issued and the amount of other consideration becomes fixed without subsequent revision is the measurement date. The Company determined the measurement date to be the acquisition close date, as an amendment to the definitive agreement was executed on such date, which fixed the number of awards to be issued in connection with the business combination.

In accordance with the terms of the definitive agreement, the conversion value of the options assumed was based on the exercise price of each Centrality option multiplied by a conversion ratio of 0.2542. The conversion ratio was calculated using a per share price of $21.385, which reflected a rolling average of SiRF’s stock price prior to the acquisition close date. The fair value of options assumed was estimated using a Black-Scholes option pricing model. The use of this model and method of determining valuation assumptions is in accordance with SFAS 123R. Refer to Note 6, Stock-Based Compensation, for discussion of this model and method of determining the valuation assumptions.

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

Intangible assets consist primarily of developed technology, customer relationships, trade names and non-compete agreements. Developed technology relates to Centrality’s Atlas and Titan family SoC platforms which are currently generating revenue, accordingly, the associated amortization expense is presented as a component of cost of product revenue. Customer relationships relate to Centrality’s ability to sell existing, in-process and future versions of its products to existing customers. Trade names and non-compete agreements represent future value to be derived associated with the use of existing trade names and reduced competition. As the Company cannot reliably determine the pattern in which the economic benefits of acquisition-related intangible assets are consumed, developed technology, customer relationships, trade names and non-compete agreements are being amortized on a straight-line basis over their weighted average expected useful life of 3, 6, 4 and 2 years, respectively. In-process research and development, primarily relates to projects associated with Centrality’s next generation processor with enriched specifications, features and performance. The preliminary value assigned to IPR&D was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to present value. The fair value of IPR&D was determined using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculations was derived from a weighted average cost of capital analysis, adjusted to reflect additional risks related to the product’s development and success as well as the product’s stage of completion. Based on these factors, a discount rate of 25.0% was deemed appropriate for valuing the IPR&D. At the date of acquisition, the net cash flows for the acquired IPR&D were expected to commence in 2008. As of March 31, 2008, the next generation processor has been successfully taped-out. Samples of the new product were made available in January 2008 for quality assurance testing. During the first half of 2008, the samples will undergo laboratory testing for functionality and compliance with technological standards and the Company is continuing testing of its firmware and software integration. System integration, system validation of a reference design and product qualification tests are the key activities prior to product release. There has been no material variation associated with the next generation processor development project.

The value assigned to IPR&D, as well as the projected costs to complete IPR&D at the time of acquisition were as follows (in thousands):

Acquired IPR&D	Fair Value of IPR&D	Projected Costs to Complete IPR&D
Next generation processor	$13,900	$4,400

In connection with the acquisition, the $13.9 million of IPR&D was charged to expense in the quarter ended September 30, 2007.

None of the goodwill recorded as part of the Centrality acquisition was be deductible for United States federal income tax purposes. Certain purchase price adjustments to goodwill are recorded when income tax deductions are realized from fully vested stock options that were assumed as part of the acquisition. The impact to goodwill is limited to the tax effect of the fair value of the nonqualified awards that were included in the purchase price. During the three months ended March 31, 2008, the adjustments the Company recorded to goodwill for subsequent exercises of such stock options were not significant.

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

As of the acquisition date, TrueSpan was in the process of performing technology verification for its Digital Video Broadcasting, or DVB, chip and its Radio Frequency, or RF, chip, which provide the capability for bringing broadcast services to handheld receivers and other platforms. At the time of acquisition, both chips were expected to be released in late 2007. At the time of acquisition for valuation purposes, the DVB technology was expected to have a useful life of 7-10 years. Additionally, TrueSpan was working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in 2006. At the time of acquisition for valuation purposes, the DVB software technology was assumed to have a useful life of 5 years and TrueSpan was expected to begin benefiting from both projects in 2007. As of March 31, 2008, as a result of the Company’s restructuring plan, the Company has stopped further product developments in the mobile TV space (DVB chip and DVB software is related to the mobile TV space). Refer to Note 7, Restructuring, for further information.

The Company’s methodology for allocating the relative portion of the aggregate purchase price of TrueSpan to IPR&D was determined through established valuation techniques in the high-technology communications equipment industry. IPR&D was expensed upon technological feasibility had not been established and no future alternative uses existed. The fair value of the IPR&D was determined using the income approach, which discounts expected future cash flows to present value. At that time, the net cash flows for the acquired IPR&D were expected to commence in 2007, however, no cash flows have been realized to date. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates, and risks related to the impact of potential changes in future target markets. Based on these factors, a discount rate of 40.0% was deemed appropriate for valuing the IPR&D. Based on an independent valuation report prepared in relation to the Company’s acquisition of TrueSpan, the value assigned to IPR&D, as well as the projected costs to complete the IPR&D at the time of acquisition were as follows:

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

In connection with the TrueSpan acquisition, SiRF issued 214,931 restricted stock units, which are contingent upon the continued employment of the recipients, with the contingency being released over four years. SiRF also issued 53,791 restricted stock units, which are contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The fair value of the restricted stock units is approximately $10.0 million based upon the fair market value of the Company’s stock at the date of grant in accordance with SFAS No. 123R. The fair value of the restricted stock units is being amortized as compensation expense on a straight-line basis over the service period. As of March 31, 2008, there is $2.2 million in unrecognized stock compensation expense related to these restricted stock units. SiRF is also required to pay up to $3.0 million in additional cash, which is contingent upon the achievement of specified milestones and the continued employment of the recipients over a period of two years. The expense associated with this cash award is being amortized as compensation expense on a straight-line basis over the service period. SiRF included the results of operations of this transaction prospectively from the date of transaction closing. As of March 31, 2008, all milestone payments in restricted stock units and cash have been made.

Fiscal 2005

In 2005, the Company acquired Kisel Microelectronics, AB, a privately-held limited liability company, or Kisel, based in Stockholm, Sweden, the GPS chip set product family of Motorola, Inc., a Delaware corporation, or Motorola, and Impulsesoft Private Limited, or Impulsesoft, a privately-held software company based in Bangalore, India.

Kisel Microelectronics, AB

In connection with the Kisel acquisition on April 28, 2005, SiRF issued 781,268 shares of common stock which are contingent upon the continued employment of the recipients, with the contingency being released over four years. The approximate $8.9 million fair value related to these shares of common stock is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As of March 31, 2008, there is $0.7 million of unrecognized stock compensation expense related to these common shares. Subsequent to the acquisition date, contingent cash payments of $3.7 million were made in accordance with the purchase agreement to certain former Kisel shareholders upon achievement of certain milestones which resulted in an increase in goodwill related to this acquisition.

Motorola’s GPS chip set product family

In connection with the acquisition of Motorola’s GPS chip set product family on June 1, 2005, SiRF issued options to purchase 465,500 shares of SiRF common stock and 142,000 restricted stock units. The approximate $2.2 million fair value related to these restricted stock units is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. As of March 31, 2008, there is $0.4 million in unrecognized stock compensation expense related to these restricted stock units. These common stock options and restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years.

Impulsesoft

In connection with the acquisition of Impulsesoft on December 24, 2005, SiRF issued 119,134 restricted stock units, with an approximate fair value of $3.5 million, which is being amortized as compensation expense over the service period using the accelerated method prescribed by FIN No. 28. As of March 31, 2008, there is $0.4 million in unrecognized stock compensation expense related to these restricted stock units. The restricted stock units are contingent upon the continued employment of the recipients, with the contingency being released over four years. Subsequent to the acquisition date, contingent payments were made to certain former Impulsesoft shareholders contingent upon their continued employment with SiRF and recorded as compensation expense.

Note 6. Stock-Based Compensation

SiRF accounts for its stock-based compensation in accordance with the provisions of SFAS No. 123R. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The fair value of SiRF’s stock options and the purchase rights under the Purchase Plan are estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, including the options’ expected life and the price volatility of the Company’s underlying common stock. Actual volatility, actual lives, actual forfeiture rates and interest rates may differ from the Company’s assumptions, which would result in an actual value of the options being different than estimated at the initial measurement date. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R. SiRF continues to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding. Beginning in the fourth quarter of 2007, the expected term of option grants and for options assumed in connection with acquisitions is estimated based on, among other things, consideration of historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Prior to this, the Company elected to use the simplified method based on the accounting guidance provided within SAB No. 107, as modified by SAB No. 110, which assumed that all options would be exercised midway between the vesting date and the contractual term of the option.

Expected Volatility: SiRF utilized its historical volatility in valuing its stock option grants and purchase rights under the Purchase Plan. SiRF also evaluated the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of its volatility assumption. SiRF’s historical volatility was deemed to be reasonable based upon its benchmark reasonableness comparison.

Expected Dividend Yield: SiRF has not issued any dividends, nor does it expect to issue dividends in the near future; therefore, a dividend yield of zero was used.

Risk-Free Interest Rate: SiRF based the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent expected term.

Estimated Pre-vesting Forfeitures: SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF has considered historical termination behavior, as well as retention-related incentives in its forfeiture estimation process. There is an inverse relationship between the forfeiture rate and the impact to stock-based compensation expense. Therefore, if the estimated forfeiture rate is increased, the amount of stock-based compensation expense will decrease. Conversely, if the forfeiture rate is decreased, the amount of stock-based compensation expense will increase. During the first quarter of 2008, we updated our estimated forfeiture rate based on historical terminations, including actual forfeitures that occurred during the first quarter of 2008. As a result of this, our estimated forfeiture rate increased, and we recognized a cumulative catch-up adjustment of approximately $1.5 million in accordance with SFAS No. 123R. SiRF based its forfeiture estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual forfeitures differ significantly from current estimates, our stock-based compensation expense will be impacted.

The fair value of stock options, including options assumed in connection with the Company’s acquisition of Centrality, were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Stock Options
	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.6%	4.7%
Average expected term (in years)	3.8	4.6
Volatility	70%	56%
Dividend yield	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the first quarter of 2008 and 2007, was $8.11 and $13.47, respectively. No options were granted in the periods presented with exercise prices below the deemed fair value of common stock. For options assumed in connection with acquisitions, the fair value of the option is estimated at the date of acquisition.

The estimated fair value of purchase rights under the Purchase Plan, is amortized over the individual accumulation periods comprising the offering period. There were no new purchase rights under the Purchase Plan valued during the first quarters of 2008 and 2007.

Stock Option and Employee Stock Purchase Plan

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 31, 2008, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 2,704,497 shares of common stock were outstanding.

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

2004 Stock Incentive Plan

In March 2004, SiRF adopted the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of the Company’s initial public offering on April 22, 2004. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding at that time, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2008, the Board of Directors elected to increase the number of shares reserved for issuance under the 2004 Plan by 3,027,548 shares. Forfeited options or awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

Under the 2004 Plan, options generally expire between six and ten years from the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to fully vest over a two to four year period. As of March 31, 2008, 5,331,954 options to purchase common stock and 1,695,138 unvested restricted stock units granted were outstanding and 4,275,915 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increases by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2007, the Board of Directors elected to not increase the number of shares reserved for issuance under the Purchase Plan. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were no shares of common stock issued under the Purchase Plan during the three months ended March 31, 2008 and 1,638,754 shares were available for issuance under the Purchase Plan. As of March 31, 2008, there was $2.0 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of March 31, 2008, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 13,024 shares of common stock were outstanding.

Centrality 1999 Stock Plan

In August 2007, in conjunction with the acquisition of Centrality, SiRF assumed the existing Centrality Stock Plan, or the Centrality Plan. All unvested options granted under the Centrality Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of March 31, 2008, no additional options can be granted under the Centrality Plan and options to purchase a total of 1,388,162 shares of common stock were outstanding.

Outstanding Stock Options and Restricted Stock Units

A summary of stock option activity during the three months ended March 31, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2007	9,773,393	$14.77
Granted	61,150	$14.91
Exercised	(169,493)	$3.50
Forfeited/Expired	(227,413)	$22.28

Options outstanding, March 31, 2008	9,437,637	$14.79

As of March 31, 2008, there was approximately $35.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years. Net cash proceeds from the exercise of stock options were approximately $0.6 million and $4.0 million for the three months end March 31, 2008 and 2007, respectively. The aggregate intrinsic value of options exercised during the first quarter of 2008 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $5.09 as of March 31, 2008, was approximately $0.3 million.

A summary of restricted stock unit activity during the three months ended March 31, 2008 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	1,834,053	$25.05
Granted	61,150	$14.91
Vested	(60,876)	$35.40
Forfeited	(139,189)	$30.65

Unvested, March 31, 2008	1,695,138	$23.85

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2008, there was $22.6 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.9 years. During the first quarter of 2008, the weighted average grant date fair value of restricted stock units that vested was $2.2 million. The weighted average grant date fair value of restricted stock units that vested during the first quarter of 2007 was $1.9 million.

Options Granted to Non-employees

The Company grants options to certain non-employees for consulting services performed. SiRF accounts for equity instruments issued to non-employees in accordance with SFAS No. 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF No. 96-18 and SFAS No. 123R, compensation expense for non-employee stock options is calculated using the Black-Scholes option pricing model and is recorded as the shares underlying the options are earned. The unvested shares underlying the options are subject to periodic revaluation over the remaining vesting period, as these options have similar characteristics to the Company’s employee options. SiRF recognizes the compensation expense for non-employee options and awards on an accelerated basis in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The initial vesting period for these options ranged from immediate vesting to vesting over four years and the option exercise period ranges from seven to ten years.

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of March 31, 2008, the Company had 390,639 contingent shares of common stock outstanding and $0.7 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 6 months. The stock compensation expense for these shares is being accelerated as a result of the Company’s restructuring plan. Refer to Note 7, Restructuring, for further information.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at March 31, 2008.

Performance Share Awards

The Company entered into Performance Share Award Agreements with the former CEO during the fourth quarter of 2006 and the former CEO and certain executives during the second quarter of 2007. These awards provide the executives with the opportunity to earn shares of SiRF common stock, the number of shares which shall be pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on the Company’s cumulative revenue growth and cumulative operating income margin over a two year period. The target number of shares to be earned ranges from 10,000 to50,000 shares, depending on the extent to which the performance goals are met. The Company will withhold shares of common stock that otherwise would be issued to the CEO and certain executives when the award is settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount.

Following completion of the audited financial statements for the period of January 1, 2007 through December 31, 2007 and for the period of January 1, 2008 through December 31, 2008, or Performance Period, at a meeting of the Compensation Committee of the Board of Directors, which shall in no event be later than two and one-half months after the end of the Performance Period, the Committee will certify whether and to the extent the performance goals have been met and will direct the Company to issue the corresponding number of shares of common stock. The executives’ eligibility to receive issued shares of common stock is conditioned on their continuous employment with the Company through the end of the Performance Period. On April 3, 2008, Geoffrey Ribar, Chief Financial Officer of SiRF Technology, Inc., submitted his resignation effective May 8, 2008. Also, on April 17, 2008, Michael Canning, Chief Executive Officer and President of SiRF Technology, Inc. submitted his resignation effective as of that date. As a result of their terminations, their Performance Share Award Agreements will be terminated as of their effective resignation dates and they will receive no shares under these plans.

As of March 31, 2008, the Company does not anticipate a payout of any shares under the Performance Share Award agreements and therefore, the Company recognized a cumulative catch-up adjustment to reverse all previously recognized expense of $0.1 million, in accordance with SFAS No. 123R. To the extent the anticipated number of shares to be earned changes, the corresponding change in compensation cost will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate accordingly.

Note 7. Restructuring

On March 21, 2008, the Company approved a corporate restructuring plan (“Plan”) in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, the Company will reduce its workforce through a combination of immediate lay-offs, elimination of non-essential positions and attrition. The Company will also close two offices in South San Francisco, California and Stockholm, Sweden. In addition, as part of the Plan, the Company has stopped further product developments in the mobile TV space. The restructuring activities will result in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations, including leased facilities, impairment of long-lived assets and acceleration of stock-based compensation expense for escrowed shares issued in connection with the acquisition of Kisel Microelectronics, AB. The Company expects to incur total pre-tax restructuring charges in the range of $1.5 million to $2.0 million and expects the restructuring activities to be substantially completed by September 30, 2008. Of the total restructuring charge, approximately $0.6 million to $1.0 million will be cash expenditures. The restructuring charges are reported in the Condensed Consolidated Statements of Operations under operating expenses, “Restructuring and asset impairment charges”. Restructuring and asset impairment charges were as follows:

Three Months Ended March 31, 2008
(In thousands)
Employee severance and benefit arrangements	$287
Asset impairment charges	186

Total restructuring and asset impairment charges	$473

The following table provides a summary of the activities for the three months ended March 31, 2008 related to the Company’s restructuring activities:

	Employee Severance and Benefits	Asset Impairments	Total
	(In thousands)
Restructuring balance, December 31, 2007	$—	$—	$—
Charged to costs and expenses	287	186	473
Non-cash items	—	(186)	(186)

Restructuring balance, March 31, 2008	$287	$—	$287

Note 8. Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Work-in-process	$8,536	$6,921
Finished goods	21,872	21,041

Total	$30,408	$27,962

Note 9. Segment and Geographical Information

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

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net revenue:
United States	$10,196	$12,534
International:
Asia-Pacific	41,169	49,807
Europe	8,400	2,135
Other	2,211	2,788

Total net revenue	$61,976	$67,264

During the first quarter of 2008, the United States and Taiwan accounted for 16% and 45% of net revenue, respectively. During the first quarter of 2007, the United States and Taiwan accounted for 19% and 51% of net revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated net revenue during the first quarter of 2008 and 2007.

The Company determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

The Company derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. The Company believes that over 90% of its net revenue during 2008 and 2007 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets.

The following table summarizes long-lived assets by geographic region:

	March 31, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$9,734	$8,855
International:
China	1,531	1,172
India	1,267	1,589
Sweden	1,178	1,291
Other	64	240

Total long-lived assets	$13,774	$13,147

Long-lived assets, primarily fixed assets, are reported based on the location of the asset and excludes goodwill and identified intangible assets, which are not allocated to specific geographic locations as it is impracticable to do so.

Note 10. Customer Concentration

As of March 31, 2008, two customers accounted for 24% and 16% of net accounts receivable. As of December 31, 2007, three customers accounted for 21%, 15% and 12% of net accounts receivable.

During the three months ended March 31, 2008, three customers accounted for 22%,17% and 10% of net revenue. During the three months ended March 31, 2007, three customers accounted for 33%, 14% and 11% of net revenue.

Note 11. Goodwill and Identified Intangible Assets

Balance as of December 31, 2007	$215,752
Subtractions - Centrality acquisition	(45)

Balance as of March 31, 2008	$215,707

As of March 31, 2008, the Company performed an interim goodwill impairment analysis and determined there to be no impairment, as the fair value of the Company exceeded its net book value. The fair value of the reporting unit is estimated using a combination of quoted market prices adjustment for a control premium and the income or discounted cash flow approach. In determining fair value, the Company considers various factors including SiRF’s market capitalization, estimates of future market growth and trends, forecasted revenue and costs, expected periods over which the Company’s assets will be utilized, and other variables. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, future impairment charges may result. Refer to Note 1 for further information.

Identified intangible assets at March 31, 2008, consists of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$54,970	$(19,798)	$35,172
Acquisition-related customer relationships	38,800	(6,384)	32,416
Acquisition-related assembled workforce	955	(478)	477
Acquisition-related patents	2,000	(436)	1,564
Acquisition-related trade names	4,100	(781)	3,319
Acquisition-related non-compete agreements	4,240	(1,413)	2,827

Total acquisition-related intangible assets	105,065	(29,290)	75,775
Intellectual property assets	2,433	(863)	1,570

Total identified intangible assets	$107,498	$(30,153)	$77,345

Identified intangible assets at December 31, 2007, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$54,970	$(15,956)	$39,014
Acquisition-related customer relationships	38,800	(4,954)	33,846
Acquisition-related assembled workforce	955	(416)	539
Acquisition-related patents	2,000	(397)	1,603
Acquisition-related trade names	4,100	(488)	3,612
Acquisition-related non-compete agreements	4,240	(883)	3,357

Total acquisition-related intangible assets	105,065	(23,094)	81,971
Intellectual property assets	1,288	(554)	734

Total identified intangible assets	$106,353	$(23,648)	$82,705

Amortization expense of acquisition-related intangible assets was $6.2 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively. Amortization of intellectual property assets was $0.4 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively, and was included in research and development expense. There were no significant write-offs of intangible assets for the three months ended March 31, 2008 and 2007.

Estimated future amortization expense related to identified intangible assets at March 31, 2008 is as follows:

(In thousands)
2008 (Remaining 9 months)	$19,520
2009	23,181
2010	15,886
2011	6,403
2012	5,593
Thereafter	6,762

Total	$77,345

Note 12. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors, are as follows:

	March 31, 2008	December 31, 2007
	(In thousands)
Deferred distributor revenue	$3,503	$4,718
Less: Inventory held at distributors	(1,210)	(1,690)

Deferred margin on shipments to distributors	$2,293	$3,028

Note 13. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net income (loss)	$(28,085)	$2,804
Other comprehensive income (loss):
Change in unrealized gains (losses) on available-for-sale securities	(12)	29

Total comprehensive income (loss)	$(28,097)	$2,833

Note 14. Income Taxes

On January 1, 2007, SiRF adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.

As of March 31, 2008, the Company’s total amounts of unrecognized tax benefits was $9.6 million, of which $5.9 million, if recognized, would affect our effective tax rate. Separately, the Company has recognized a net amount of $3.0 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its consolidated balance sheet. As of December 31, 2007, the Company’s total amounts of unrecognized tax benefits was $9.3 million, of which $5.5 million, if recognized, would affect our effective tax rate. The Company has recognized a net amount of $2.8 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its consolidated balance sheet.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The cumulative amount of interest and penalties accrued at March 31, 2008 was approximately $0.4 million.

As of March 31, 2008, the Company does not expect a material change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The tax years 1995 to 2007 remain subject to examination by federal and state tax authorities. Generally, years beginning after 2005 are open to examination by tax authorities in major foreign jurisdictions

Note 15. Note Receivable

On January 24, 2008, the Company entered into a loan and security agreement whereby SiRF agreed to make two advances totaling $13.5 million to a potential acquisition target in connection with the Company’s proposal to acquire all outstanding shares of this entity. The loan and security agreement is collateralized by a security interest in all of the target entity’s current and subsequently acquired assets, including without limitation all accounts, documents, equipment, general intangibles, goods, fixtures, instruments, inventory, financial assets and money. The Company has also entered into a Form of Intellectual Property Security Agreement whereby SiRF obtained a security interest in all of the target entity’s rights, title and interest in, its intellectual property, including without limitation copyrights, patents and trademarks. The entire outstanding principal balance of the advances bears interest at a fixed rate of 5.0% per annum, and is payable on July 24, 2009 or at an earlier date, if the target entity is acquired by a party other than SiRF pursuant to the terms of the agreement. Subsequent to executing this agreement, SiRF decided not to proceed with the acquisition. The Company analyzed the fair value of the note receivable as of March 31, 2008 and determined that loan is fully recoverable and is properly valued.

Note 16. Short-Term Credit Facility

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (5.25% as of March 31, 2008) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of March 31, 2008 or December 31, 2007. There were no letters of credit collateralized by the line of credit as of March 31, 2008 or December 31, 2007.

Note 17. Related Party Transactions

As discussed above in Note 5, Acquisitions, during the first quarter of 2006, SiRF acquired TrueSpan, a development-stage company specializing in systems communication. One of SiRF’s board members, Diosdado P. Banatao, is a founder of Tallwood Venture Capital, or Tallwood, a venture capital firm focusing on semiconductors and semiconductor related technologies. Tallwood was an investor in TrueSpan and owned 4.0 million shares of preferred stock at the time of acquisition. Diosdado P. Banatao recused himself from the Company’s decision to acquire TrueSpan. There was no preferential treatment given to Tallwood as part of this acquisition and the preferred stock owned by Tallwood was purchased at the same payout rate as other holders of preferred stock. Effective April 17, 2008, Diosdado P. Banatao was appointed Executive Chairman and has assumed the role of Interim President and CEO.

Note 18. Commitments and Contingencies

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

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chipsets and to license the Company’s IP core technology or embedded software, under which the Company may indemnify customers for intellectual property infringement claims, product liability claims or recall campaign claims related specifically to the Company’s products. As for indemnifications related to intellectual property, these guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims alleged against the Company’s products. Indemnifications related to product liability claims generally require the Company to compensate the other party for damages stemming from use of the Company’s products. Indemnifications related to recall campaigns generally require the Company to compensate the other party for costs related to the repair or replacement of defective products. The nature of the intellectual property indemnification, the product liability indemnification, and the recall campaign indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers in the event the Company is required to meet its contractual obligations. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the United States International Trade Commission, or ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by and/or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional Respondent to the Investigation. A hearing was held from March 13, 2008 through March 19, 2008, the Administrative Law Judge’s Initial Determination is to be filed by June 13, 2008, and a target date for completion of this investigation is scheduled for October 13, 2008.

On April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted ITC Investigation No. 337-TA-602, entitled “In the Matter of Certain GPS Devices and Products Containing Same” ITC Investigation No. 337-TA-602. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional Complainant to the Investigation. A hearing in the matter began on April 28, 2008, scheduled to end on May 14, 2008. A date by which the Administrative Law Judge is to issue a decision has been set for August 8, 2008, and a target date for completion of this investigation is scheduled for December 8, 2008.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints allege that the Company, and certain of its officers and directors, made misleading statements and/or omissions relating to the Company’s business and operating results in violation of the federal securities laws. These cases have been consolidated, and various parties have filed motions to be appointed lead plaintiff. A hearing on the appointment of lead plaintiff and lead plaintiff’s counsel is currently scheduled for May 19, 2008 and the Company expects that a consolidated amended complaint will be filed thereafter. In addition, in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of our officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, however no consolidated complaint has yet been filed. Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect our business.

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

Note 19. Subsequent Events

On April 3, 2008, Geoffrey Ribar, Chief Financial Officer of SiRF Technology Holdings, Inc., submitted his resignation effective May 8, 2008. As a result of his resignation, 205,500 options and restricted stock units will be forfeited. Philip Lau, Corporate Controller, has been appointed Principal Financial Officer.

On April 17, 2008, Michael Canning, Chief Executive Officer and President of SiRF Technology Holdings, Inc., submitted his resignation effective as of that date. As a result of his resignation, 1,127,000 options will be forfeited. Diosdado P. Banatao, a founder, and chairman of SiRF's board of directors, has been appointed Executive Chairman and has assumed the role of Interim President and CEO.

On May 5, 2008, the Company, filed a Registration Statement on Form S-8 relating to the registration under the Securities Act of 1933 of 3,027,548 shares of the Company's common stock, par value $0.0001 per share, issuable pursuant to the Company’s 2004 Stock Incentive Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected growth of the location-based services, portable navigation devices, the handset market and wireless markets and their impact on our business, our product development, our belief that we have leading edge technology, enhancing our efficiencies in logistics management, impact and success of the Centrality acquisition and future acquisitions or investments, the impact and success of our restructuring, our ability to meet market demand for low power and small size Global Positioning Systems functionality products, the anticipated benefits of our products, benefits of our testing systems, our leadership position, production capacity of our foundries, our participation in Galileo, joint development of certain products, our competitive position, the decline in average selling prices, our expectations regarding the amount of our net revenue from sales to the Asia-Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia-Pacific region are subsequently sold to original equipment manufacturers outside of that region, increases in research and development costs, sales and marketing expenses, and general and administrative expenses, our backlog, our anticipated growth, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, impact from changes in interest rates and foreign currency rates, our critical accounting policies, our disclosure controls and procedures, our expectations on competition, our dependency on establishing and maintaining relationships with established providers and industry leaders, our successful integration of acquired businesses, our acquisitions of or investments in complementary technologies, our expectations regarding our dependency on future sales of the SiRFstarIII product line, our revenue and sources of revenue, our international operations, our stock price volatility, fluctuation of our revenue and operating results, our gross margins, our operating expenses, our ability to successfully implement our new ERP system, our dependency on relationships with and concentration of our customers, price reductions, dependency on qualified personnel, our employee relations, our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries and potential legal proceedings . These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our ability to successfully integrate acquired businesses, our product warranties, the impact of our legal proceedings, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS®, Centrality®, Atlas®, the SiRF name and orbit design logo and Multimode Location Engine® are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, SiRFSoftGPS™, SiRFDiRect™ LocativeMedia™, SiRFDemo™ , SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFInstantFixII™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™, Titan™, SiRFprima™, SiRFatlas™, SiRFtitan™, Go Ahead, Explore™,, iBTStack™, iWaltz™, iWiND™, and iWiSH™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

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

We market and sell our products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, in four major markets: wireless handheld devices, such as mobile phones; automotive electronics systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet devices. As we supply products that support multiple applications within these four major markets, we do not have the ability to discretely track separate financial information for each of these markets. Additionally, we market and sell our products to value-added manufacturers, or VAMs, which typically provide GPS modules or sub-systems to certain OEMs, and through intellectual property partners, which integrate our core technology into their products. Intellectual property partners are typically large semiconductor companies.

As usage of GPS technology for high volume applications is still in the early stages of deployment, it is difficult to predict market growth or growth drivers reliably and market growth may vary significantly within different markets. For example, OEM automotive navigation and telematics systems are less likely to exhibit dramatic growth due to long design cycle times and fragmentation of the market. This leads to slower but more predictable revenue growth whereas the adoption of GPS technology into mobile handsets represents a significant growth opportunity due to the size of the market served by relatively few mobile handset OEMs, combined with relatively low rates of penetration of GPS technology at this time. In the past we have experienced significant revenue growth primarily from portable navigation systems and mobile handsets. We anticipate these segments will represent a major portion of our revenue throughout 2008.

Location-based services, or LBS, are offered by some wireless network operators as a way to send information to cell-phone subscribers based on their current location. While the LBS market for wireless operators is in its early stages, we expect it to continue to be a growth driver for our business in the future. Our long-term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across our target platforms. We are currently focusing significant effort on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to our success in this emerging market.

In addition to the challenges of predicting market growth and growth drivers for GPS technology, the demand for our products is impacted by the success of our competition. Our existing markets are becoming more competitive resulting in increased pricing pressure on our products and wider potential fluctuation in the demand for our products. Our ability to compete and maintain current product margin levels depends on our technological leadership, fast design cycle time and low product cost structure. We also continue to enhance our efficiencies in logistics management and work with our semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain our overall cost structure.

Our operations are directly impacted by cyclicality in the semiconductor industry, which is characterized by wide fluctuations in product supply and demand. This cyclicality could cause our operating results to decline dramatically from one period to the next. Additionally, our results are impacted by our customer’s ability to predict end-user demand for the devices they sell utilizing our products. In addition to the sale of chipsets, our business depends on the volume of production by our technology licensees, which in turn depends on the current and anticipated market demand for semiconductors and products that use semiconductors.

During the first quarter of 2008, as compared to the corresponding prior year period, we were negatively impacted by a stronger than anticipated seasonal decline in demand, particularly for portable navigation devices. We believe this was a result of higher than normal inventory levels of these devices in the marketplace following the seasonally strong fourth quarter of 2007, and exacerbated by increased competition and an increasingly weak macroeconomic situation throughout the first quarter of 2008.

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

In 2007, we announced the following new products: SiRFstarIII GSD 3t, our first 90 nm RFCMOS single die SiRFstarIII architecture-based product and SiRFDiRect technology, premium software offering that achieves navigation accuracy and coverage previously available only in costly, permanently installed in-car systems. Employing sophisticated algorithms that take advantage of closely coupled GPS and dead-reckoning sensor measurements, SiRFDiRect technology will deliver high quality positioning, even in locations with limited GPS signals, without the installation inconvenience and high cost of traditional in-dash navigation systems. In 2007, we also hosted the first Location 2.0 summit for location industry leaders. The first of its kind event brought together key leaders from across the location industry ecosystem: operators and service providers, device manufacturers and enabling platform providers as well as content and application developers. At the summit we unveiled our SiRFecosystem™ strategy and introduced SiRFstudio™, a standards-based, end-to-end location services enabling platform. We also announced that SiRF was a founding member of the Open Handset Alliance, and that we will rapidly implement key end-to-end location awareness features to enable mobile platforms powered by the Android™ platform to provide an optimal location experience for consumers. In 2007, we have joined with Google Inc. and thirty other companies worldwide to develop and deploy Android™, the Alliance’s open and comprehensive platform for mobile devices.

During the first quarter of 2008, we launched the SiRFprimaTM multifunction platform to enable the next generation of location-aware mobile devices that significantly enhance the consumer experience for location applications and media rich content. The SiRFprima platform combines an industry leading GPS and Galileo, the European equivalent to GPS, location engine, powerful application processor, rich audio and video recording and playback capabilities, high-resolution 3D graphics and a host of peripheral interfaces – all tuned to operate concurrently. Supporting both WinCE and Linux operating system environments, the SiRFprima platform will give manufacturers greater flexibility to create in a timely and cost-effective manner unique, full-featured products that meet consumers’ high expectations for performance, affordability and portability.

Also during the first quarter of 2008, we introduced SiRFInstantFixII™ technology, an autonomous version of SiRF’s original SiRFInstantFix technology that is designed to significantly improve the start-up times of portable navigation devices, or PNDs, and other mobile navigation devices without needing any network connectivity for assistance or updates. SiRFInstantFixII can reduce warm starts, the typical PND start-up mode, from over half a minute to as little as five seconds, and in urban canyons the difference can be even more significant. We also began shipping the GSC3e/LPx and GSC3f/LPx, the latest versions of the SiRFstarIII™ architecture that are manufactured utilizing 65nm process technology. The GSC3e/LPx and GSC3f/LPx deliver the flagship SiRFstarIII technology at 30% lower power consumption than the previous generation products, GSC3e/LP and GSC3f/LP.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different, estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur, could materially change the financial statements. Our critical accounting policies include: (1) revenue recognition, which impacts the recording of revenue; (2) valuation of inventories, which impacts cost of revenue and gross margin; (3) stock-based compensation, which impacts cost of product revenue, gross margin and operating expenses, as well as our footnote disclosures; (4) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts cost of product revenue and operating expenses; and (5) income taxes which impacts provision for income taxes and the valuation of our deferred tax assets and liabilities. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition. We derive revenue primarily from sales of semiconductor chipsets, and to a lesser extent, from licenses of our intellectual property and premium software products.

Revenue from sales of semiconductor chip set sales is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. We record reductions to chip set revenue for expected product returns based on our historical experience and other known factors. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of our standard product warranty, related to the sale of chipsets. Further, the Company has had no incidences of formal customer acceptance terms or further obligations to date. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

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

We enter into co-branding rebate agreements with and provide incentive rebates to certain direct customers and indirect customers (for products sold through distributors). We record reductions to revenue for commitments related to such incentive programs in accordance with Emerging Issues Task Force, or EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Co-branding agreements allow certain direct customers to receive a per-unit rebate for product purchased, provided the customer participates in the Company’s co-branding program. The co-branding program typically consists of placing our logo on the customer’s website or otherwise including it in marketing collateral or documentation. Incentive rebates are offered from time to time at our discretion to both direct and indirect customers and are also provided in the form of a per-unit rebate for product purchased. Accruals for the actual costs of these incentive programs are recorded at the time the related revenue is recognized and are recorded based on the contractual or agreed upon per-unit rebate of product purchased by direct customers or sold through by distributors. Commitments related to incentive programs to both direct and indirect customers are presented in the consolidated balance sheets as rebates payable to customers.

We license rights to use our intellectual property to allow licensees to utilize our technology. We also license rights to use our premium software products to licensees to enable SiRF chipsets to provide enhanced functionality in specific applications. We recognize revenue from standalone license rights to use our intellectual property in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. Revenue from standalone rights to use our premium software products is recognized in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 97-2, Software Revenue Recognition. Subsequent to the sale of our premium software products, we have no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

Certain sales of our chipsets to direct customers are bundled with our premium software products. In such arrangements, both the premium software and chipsets are delivered simultaneously and post-contract customer support is not provided. We apply the guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue from such bundled arrangements generally upon delivery of the chipsets, assuming all other basic revenue recognition criteria are met, as both the chipsets and software are considered delivered elements and no undelivered elements exist. We recognize license revenue from sales of our premium software at the time a reliable estimate can be made of the actual usage that has occurred of the premium software, provided collectibility is probable.

We earn royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. We recognize all royalty revenue based solely on actual royalties reported by licensees during such quarter.

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

Stock-Based Compensation. The fair value of our employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 6, Stock-based Compensation, of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q, including the price volatility of the underlying stock and the option’s expected term. Our options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standard, or SFAS No. 123R, Share-Based Payment, we elected to use the simplified method as prescribed by SAB No. 107, to estimate the option’s expected, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, we no longer use the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We utilize our own historical volatility in valuing our stock option grants and purchase rights under the Purchase Plan. We also evaluate the historical and implied volatility of “guideline” companies selected based on similar industry and product focus whose share or option prices have been publicly traded for a longer period of time as a baseline volatility benchmark to evaluate the reasonableness of our volatility assumption based upon our historical stock price volatility. In addition, we estimate forfeitures at the time of grant, and revise if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimate of expected forfeitures considers historical termination behavior, as well as retention related incentives. We elected to use the straight-line attribution method for awards granted after the adoption of Statement of Financial Accounting Standards, SFAS No. 123R, and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, our options’ actual lives, interest rates and forfeitures may be different from our assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived and Identified Intangible Assets and Goodwill. Identified intangible assets consist of acquired developed and core technology, customer relationships, patents, assembled workforce, customer relationships, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, assembled workforce, customer relationships, trade names, non-compete agreements and intellectual property assets are amortized over their approximated weighted average expected useful life of 4, 13, 4, 7, 4, 2, and 1 year, respectively.

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

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. We perform our impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. We conducted our annual impairment test as of September 30, 2007 and determined there to be no impairment. In February 2008, we experienced a significant decline in its market capitalization, resulting in SiRF’s market capitalization being less than its book value, which is one of indicators of impairment as outlined above. As a result, as of March 31, 2008, the Company performed an interim goodwill impairment analysis and determined there to be no impairment, as the fair value of the Company exceeded its net book value, as discussed in Note 1 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

In determining fair value, the Company considers various factors including SiRF’s market capitalization, estimates of future market growth and trends, forecasted revenue and costs, expected periods over which our assets will be utilized and other variables. The Company bases our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, impairment charges may result.

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

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of March 31, 2008, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would be realized.

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

Adoption of Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-b was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope in FSP No. 157-b. The partial adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations. We are currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and have not yet determined the impact that the adoption will have on its financial position and results of operations. Refer to Note 3, Fair Value, in Item 1 of the Condensed Consolidated Financial Statements in Item 1 for further information.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB, issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 attempts to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to exercise the option to report selected financial assets and liabilities at fair value as provided for under SFAS No. 159, accordingly, there is no impact on the Company’s financial position and results of operations.

Recently Issued Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that: acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements- an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. As of March 31, 2008, we did not have any minority interests. The adoption of SFAS No. 160 will not impact our consolidated financial statements.

Results of Operations

Revenue

The following table sets forth our revenue for the first quarter of 2008 and 2007 (Dollars in thousands):

	Three Months Ended March 31,
	2008			2007
	Dollars		% of Net Revenue	Dollars	% of Net Revenue
Product revenue	$59,928		96.7%	$65,798	97.8%
License royalty revenue	2,048		3.3%	1,466	2.2%

Net revenue	$61,976			$67,264

Decrease, period over period	$(5,288)
Percentage decrease, period over period	(7.9%	)

Product revenue decreased in the first quarter of 2008, as compared to the corresponding period in the prior year, primarily due to a 25% decrease in average selling prices. The decrease in average selling prices was partially offset by a 22% increase in unit shipments of chipsets in the first quarter of 2008, as compared to the corresponding period in prior year.

Increased sales volumes were driven by continued growth in the automotive market, especially portable navigation devices, and the wireless market. The decline in average selling prices was a result of overall competitive pricing pressures on our products. Declining average selling prices are expected over time and will continue across all product lines.

License royalty revenue represented 3% and 2% of our net revenue in the first quarter of 2008 and 2007, respectively. The increase in license royalty revenue in the first quarter of 2008, as compared to the corresponding period in prior year, was primarily due to one customer ramping up production of a product utilizing our technology.

Net revenue from international sales was approximately 84% and 81% of our net revenue in first quarter of 2008 and 2007, respectively. Net revenue from international sales to the Asia-Pacific region accounted for approximately 66% and 74% of net revenue in the first quarter of 2008 and 2007, respectively. International sales to Asia-Pacific decreased as a percentage of total net revenue primarily due to weaker demand from several of our customers in the region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAMs and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia-Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia-Pacific region. All of our sales are denominated in United States dollars.

In the first quarter of 2008 and 2007, our ten largest customers collectively accounted for 73% and 84% of our net revenue, respectively.

Gross Profit

Gross profit consists of net revenue, less cost of product revenue and amortization of acquisition-related intangible assets. Cost of product revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chipsets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Gross profit includes non-cash expenses related to the estimated fair value of employee stock-based compensation and amortization of acquisition-related intangibles. Gross profit for the period ended March 31, 2007 reflects certain reclassifications to conform to our current period presentation.

Amortization of acquisition-related intangible assets, presented as a component of cost of revenue for the periods reported was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$3,707	$470
Percentage of net revenue	6.0%	0.7%
Increase, period over period	$3,237
Percentage increase, period over period	688.7%

Cost of product revenue for the periods reported was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cost of product revenue	$31,898	$30,520
Percentage of net revenue	51.5%	45.4%
Increase, period over period	$1,378
Percentage increase, period over period	4.5%

Gross profit and gross margin for the periods reported were as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Gross profit	$26,371	$36,274
Gross margin	42.6%	53.9%
Decrease, period over period	$(9,903)
Percentage decrease, period over period	(27.3%)

Product gross margin for the periods reported was as follows:

	Three Months Ended March 31,
	2008	2007
Product gross margin	40.6%	52.9%

The increase in amortization of acquisition-related intangible assets in the first quarter of 2008, as compared to the corresponding period in prior year, was due to amortization expense of $3.2 million associated with intangible assets acquired as part of our acquisition of Centrality in August 2007.

Cost of product revenue includes stock-based compensation expense of $0.2 million in the first quarter of 2008 and 2007.

The increase in cost of product revenue in the first quarter of 2008, as compared to the corresponding period in the prior year, correlates with the 22% increase in unit shipments in the same period partially offset by lower per-unit material costs. The decreases in gross profit and gross margin in the first quarter of 2008, as compared to the corresponding period in the prior year, were primarily due to continued declines in average selling prices driven by competitive pricing pressures and changes in our product mix.

In the future, our gross margin may be affected by increased competition and related decreases in unit average selling prices, changes in the mix of products sold, including the mix of semiconductor products and the markets they are sold to, as well as, the extent of license royalty revenue, the availability and cost of products from our suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities or lower of cost or market considerations. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Our results of operations for the first quarter of 2008 and 2007 include non-cash expenses related to the estimated fair value of employee stock-based compensation awards. The following table provides the amounts recorded within operating expenses for employee stock-based compensation expense during the first quarter of 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Stock-based compensation expense included within operating expense:
Research and development	$4,808	$4,363
Sales and marketing	$1,371	$1,004
General and administrative	$2,408	$1,735

As of March 31, 2008, we had approximately $35.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years. As of March 31, 2008, there was also $22.6 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.9 years. In addition, we also had $2.0 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

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

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Research and development	$26,881	$21,167
Percentage of net revenue	43.4%	31.5%
Increase, period over period	$5,714
Percentage increase, period over period	27.0%

The increase in research and development expense in the first quarter of 2008, as compared to the corresponding prior year period, was primarily due to an increase in headcount, which resulted in increases in compensation-related expenses of $3.3 million and higher stock-based compensation expense of $0.4 million. The increase in our headcount was primarily attributed to our acquisition of Centrality during the third quarter of 2007. The increase in research and development expense was also impacted by increases in facility-related costs of $1.2 million and product development costs of $1.3 million as a result of an overall increase in our research and development activities.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense for the periods reported was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Sales and marketing	$7,425	$6,127
Percentage of net revenue	12.0%	9.1%
Increase, period over period	$1,298
Percentage increase, period over period	21.2%

The increase in sales and marketing expense in the first quarter of 2008, as compared to the corresponding period in the prior year, was primarily due to an increase in headcount that resulted in increased compensation-related expenses of approximately $0.6 million and higher stock-based compensation expense of $0.4 million. The increase in our headcount was primarily attributed to our acquisition of Centrality during the third quarter of 2007. The increase in sales and marketing expense was also impacted by increases in sales and marketing activities, travel and entertainment expense and facility-related costs.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expense for the periods reported was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
General and administrative	$15,090	$6,485
Percentage of net revenue	24.3%	9.6%
Increase, period over period	$8,605
Percentage increase, period over period	132.7%

The increase in general and administrative expense in the first quarter of 2008, as compared to the corresponding period in the prior year, was primarily due to on-going litigation activities and other legal expenses of $7.0 million, as well as an increase in headcount that resulted in higher stock-based compensation expense of $0.7 million and increased compensation-related expenses of approximately $0.5 million. The increase in general and administrative expense was also impacted by an increase in professional consulting services. Refer to Note 18, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in Item 1 for a discussion of material legal proceedings.

Due to the inherent uncertainties of litigation, it is difficult for us to estimate how it will impact our general and administrative expense in the foreseeable future

Amortization of Acquisition-Related Intangible Assets

Acquired intangible assets other than goodwill consist of acquired developed and core technology, customer relationships, assembled workforce, patents, trade names, and non-compete agreements. Amortization of intellectual property assets is included in research and development expense. Acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from less than 1 year to 13 years. Amortization of acquisition-related intangibles for the periods reported was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$2,489	$613
Percentage of net revenue	4.0%	0.9%
Increase, period over period	$1,876
Percentage increase, period over period	306.0%

The increase in amortization expense in the first quarter of 2008, as compared to the corresponding period in prior year, was due to amortization expense of $1.9 million associated with intangible assets acquired as part of our acquisition of Centrality in August 2007.

Restructuring and Asset Impairment Charges

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Restructuring and asset impairment charges	$473	$—
Percentage of net revenue	0.8%	0.0%
Increase, period over period	$473
Percentage increase, period over period	100.0%

Restructuring and asset impairment charges in the first quarter of 2008, relate to severance and asset impairment charges resulting from a corporate restructuring plan which was approved on March 21, 2008. Refer to Note 7, Restructuring, of the Notes to Condensed Consolidated Financial Statements in Item 1 for further information.

Other Income, Net

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest income, net	$1,149	$2,411
Other income (expense), net	(137)	(441)

Other income, net	$1,012	$1,970

The decrease in interest income, net in the first quarter of 2008, as compared to the corresponding period in the prior year, was primarily due to lower invested balances maintained during the period at lower interest rates. Other expense, net was lower in the first quarter of 2008, as compared to the corresponding period in the prior year, primarily due to settlement expense related to an employee arbitration award against SiRF recorded during the first quarter of 2007, which reflects the final settlement related to the employee arbitration matter.

Provision for Income Taxes

Provision for income taxes was $3.1 million and $1.0 million in the first quarter of 2008 and 2007, respectively. Our estimated effective tax rate was a provision of (12%) and 27% in the first quarter of 2008 and 2007, respectively. The provision for income taxes in the first quarter of 2008 differs from the amount computed by applying the statutory federal rate primarily due to unbenefitted foreign losses and nondeductible stock based compensation. The provision for income taxes for the first quarter of 2007 differs from the amount computed by applying the statutory federal rate principally due to excess tax benefits associated with disqualified dispositions of incentive stock options, employee stock purchase plan and their effect on the research and development tax credit.

Liquidity and Capital Resources

Financial Condition

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net cash used in operating activities	$(2,832)	$(7,704)
Net cash provided by investing activities	10,091	(5,436)
Net cash provided by financing activities	693	7,527

Net increase (decrease) in cash and cash equivalents	$7,952	$(5,613)

Cash Flows

As of March 31, 2008, we had $120.6 million in cash, cash equivalents and marketable securities and $139.7 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $139.4 million and $166.8 million in working capital as of December 31, 2007.

Operating Activities. Net cash used in operating activities was $2.8 million in the first quarter of 2008, which resulted primarily from a net loss of $28.1 million adjusted for non-cash reconciling items of approximately $19.2 million, primarily related to stock-based compensation expense, impairment of long-lived assets, depreciation and amortization expense and changes in net deferred tax assets. Net cash provided by operating activities was also impacted by net changes in assets and liabilities of $6.1 million driven primarily by lower accounts receivable balance, partially offset by an increase in inventories and decreases in accounts payable and accrued payroll and related benefits.

Net cash used in operating activities was $7.7 million in the first quarter of 2007, which resulted primarily from net changes in assets and liabilities of $17.4 million mainly due to an increase in accounts receivable of $8.2 million, a decrease in accounts payable of $6.0 million and a decrease in rebates payable of $2.6 million. Net cash used in operating activities was partially offset by non-cash reconciling items of approximately $6.9 million and net income of $2.8 million. Non-cash reconciling items were comprised of stock-based compensation expense, depreciation, amortization, changes in deferred tax assets and gross excess tax benefits from stock-based compensation.

Investing Activities. Net cash provided by investing activities was $10.1 million in the first quarter of 2008 and primarily resulted from the net expenditures from purchases of available-for-sale investments of $27.0 million, issuance of a notes receivable of $13.5 million, and to a lesser extent capital expenditures of $2.2 million and purchases of intellectual property assets of $1.2 million. Refer to Note 15, Notes Receivable, of the Condensed Consolidated Financial Statements in Item 1 for further information.

Net cash used in investing activities was $5.4 million in the first quarter of 2007 and primarily resulted from the net expenditures from purchases of available-for-sale investments of $3.2 million and to a lesser extent capital expenditures of $2.1 million and purchases of intellectual property assets of $0.1 million.

Financing Activities. Net cash provided by financing activities was approximately $0.7 million in the first quarter of 2008, which was due to the proceeds from stock option exercises approximately $0.6 million and $0.1 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

Net cash provided by financing activities was approximately $7.5 million in the first quarter of 2007, which was primarily due to the proceeds from stock option exercises of approximately $4.0 million and an increase in net financing cash flows of approximately $3.6 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (5.25% as of March 31, 2008) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of March 31, 2008 or December 31, 2007. There were no letters of credit collateralized by the line of credit as of March 31, 2008 or December 31, 2007.

As of March 31, 2008, we were in compliance with all financial and non-financial covenants, including borrowing base requirements. We currently have no plans to obtain additional debt financing and do not foresee our bank line of credit having a significant impact on our ability to obtain equity financing.

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

Contractual Obligations and Commitments

As of March 31, 2008, our contractual obligations and commitments are materially consistent with that disclosed as of December 31, 2007.

As of March 31, 2008, our total amount of unrecognized tax benefits was $9.6 million and is considered a long-term obligation. We have recognized a net amount of $3.0 million in ‘long-term income taxes payable’ for unrecognized tax benefits in our Condensed Consolidated Balance Sheet as of March 31, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. We consider highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of March 31, 2008 our cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government sponsored enterprises and money market accounts. We have analyzed our interest rate exposure to assess the impact of hypothetical changes in interest rates. We do not believe a hypothetical 10% decrease or increase in interest rates from the March 31, 2008 period end rates would have a material effect on the fair market value of our portfolio, our results of operations or cash flows.

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

We may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. During fiscal year 2007 and the first quarter of 2008, we were party to the following material legal proceedings:

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional Respondent to the Investigation. A hearing was held from March 13, 2008 through March 19, 2008, the Administrative Law Judge’s Initial Determination is to be filed by June 13, 2008, and a target date for completion of this investigation is scheduled for October 13, 2008.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom was subsequently added as an additional Complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and is scheduled to end on May 14, 2008. A date by which the Administrative Law Judge is to issue a decision has been set for August 8, 2008, and a target date for completion of this investigation is scheduled for December 8, 2008.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints allege that the Company, and certain of its officers and directors, made misleading statements and/or omissions relating to the Company’s business and operating results in violation of the federal securities laws. These cases have been consolidated, and various parties have filed motions to be appointed lead plaintiff. A hearing on the appointment of lead plaintiff and lead plaintiff’s counsel is currently scheduled for May 19, 2008 and the Company expects that a consolidated amended complaint will be filed thereafter. In addition, in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of our officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, however no consolidated complaint has yet been filed.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business.

Item 1A.	Risk Factors

In evaluating SiRF Technology Holdings, Inc. and our business, you should carefully consider the following factors in addition to the other information in this Quarterly Report on Form 10-Q. Any one of the following risks could seriously harm our business, financial condition, and results of operations, causing the price of our stock price to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Because many companies sell in the market for location technology products, we must compete successfully to sustain or gain market share.

The market for our products is highly competitive and rapidly evolving. We are seeing increased competition throughout the market for location technology products. This increased competition will likely result in price reductions, reduced margins or loss of market share. We may be unable to compete successfully against current or future competitors. Some of our customers are also competitors of ours. Within each of our markets, we face competition from public and private companies, as well as our customers’ in-house design efforts. For chipsets, our main competitors include QUALCOMM, Infineon, Sony, STMicroelectronics, Texas Instruments, MediaTek, Global Locate, which was acquired by Broadcom Corporation during the third quarter of 2007, Atmel, u-blox, u-Nav, which was acquired by Atheros in the fourth quarter of 2007, NXP, Cambridge Silicon Radio and Trimble. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to us in a short time. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. For licensed IP cores, our competitors include QUALCOMM, Ceva and several private companies. For modules based on our products, the main competitors are Furuno, JRC, Sony, u-blox and Trimble. Licensees of intellectual property from our competitors may also compete against us. We also compete against suppliers of software-based GPS solutions including NXP, RFMD and Cambridge Silicon Radio. We expect new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. We anticipate that the increase in demand of GPS-based products will cause further price reductions in the market.

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

We have been named as a party in several putative shareholder class action and derivative lawsuits, which could cause our business, financial condition, results of operations and cash flows to suffer.

We and certain of our current officers and directors have been named as defendants in several putative class action lawsuits that allege violations of the Securities Exchange Act of 1934, and two shareholder derivative lawsuits alleging breaches of fiduciary duty, a description of which can be found in Item 1 (Legal Proceedings) above. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits. Regardless of the outcome, this litigation, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our quarterly revenue and operating results are difficult to predict, and if we do not meet quarterly financial expectations, our stock price will likely decline.

Our quarterly revenue and operating results are difficult to predict and, have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. This would likely cause the market price of our common stock to decline. Our quarterly operating results may fluctuate as a result of the risks and other factors as discussed, including:

•	our ability to successfully develop, introduce and sell new or enhanced GPS-based products in a timely manner;

•

changes in the relative volume of sales of our chipsets, our premium software offerings and our IP cores or other products and product mix, which have significantly different average selling prices and gross margins;

•	unpredictable volume and timing of customer orders;

•	unpredictable or launch delays of location-based services by operators impacting demand from our customers;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in our customers’ products;

•	our ability to maintain and expand market share in the face of evolving markets and increasing competition;

•	the timing of new product announcements or introductions by us or by our competitors;

•	the introduction or delay in launch of our customers’ products using our technology or customers’ no longer using our technology;

•	seasonality in our various target markets;

•	product obsolescence and our ability to manage product transitions;

•	decreases in the average selling prices of our products;

•	changes in earnings estimates by market analysts;

•	our ability to fully realize the impact of our recently announced restructuring plans;

•	changes in our management’s forecasts and outlook; and

•	fluctuations and estimations inherent in predicting our effective income tax rates.

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

Litigation may be necessary to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. For example, in December 2006, our subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. On February 8, 2007, we filed a complaint with the ITC, naming Global Locate, Inc., as the Respondent, requesting an investigation under §337 of the Tariff Act of 1930. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional Respondent to the Investigation. A hearing was held from March 13, 2008 through March 19, 2008, the Administrative Law Judge’s Initial Determination is to be filed by June 13, 2008, and a target date for completion of the investigation is scheduled for October 13, 2008.

Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of our products and our customers’ products. For example, in April 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom was subsequently added as an additional Complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and is scheduled to end on May 14, 2008. A date by which the Administrative Law Judge is to issue a decision has been set for August 8, 2008, and a target date for completion of this investigation is scheduled for December 8, 2008.

Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

Our adoption of a restructuring plan may cause disruptions in our business and operations and will result in restructuring and other charges.

In response to the continued economic uncertainties, increased competition and expected continuing consumer demand weakness in the first half of the year, we adopted a restructuring plan in March 2008, to better align our resources with our current business objectives. As part of this restructuring plan, we will also cancel and reprioritize certain engineering projects. Although we made considerable progress on the development of our mobile TV technology, we stopped further product development in the mobile TV space and are focusing our efforts on our core business. Most of the engineers associated with this project will be reassigned to our other core technology development programs.

This restructuring may divert the attention of some of our management from business and operational issues and may affect product development or marketing plans or schedules. If we did not choose the correct strategy and investments for our restructuring, or if we are unable to execute effectively on the new strategy, we may not be able to meet the needs of our customers for products and services. We must effectively manage the implementation of the restructuring plan to avoid any resulting confusion or conflict that might affect our ability to effectively respond to our customers’ needs, which could negatively impact our business, results of operations and financial condition.

As part of this restructuring plan, we expect to reduce our workforce by approximately 7% by September 30, 2008. In addition, we expect to close our offices in South San Francisco by June 2008 and Sweden by the end of September 2008. We expect to incur a total pre-tax restructuring charge in the range of $1.5 million to $2 million in 2008 in connection with this restructuring plan.

We are entering into new markets that are highly competitive with well established competitors.

As a result of some of our recent acquisitions, we are entering into more complex market areas and we may need to invest a significant amount of resources to compete successfully. These new market areas are highly competitive and have put increased pricing pressures on our products. For example, in the Bluetooth space there is a range of well established semiconductor companies, including CSR, Broadcom, Texas Instruments, STMicroelectronics, MediaTek and Marvell, as well as start-ups that have established a market presence. As a new entrant into these markets, we believe that our success depends on our ability to establish relationships with leading customers and, with regard to the wireless space, with operators and infrastructure providers as well. Our failure to do so could harm our ability to successfully compete in these new markets and could adversely affect our operating results.

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

If we do not timely deliver new products, if these products do not achieve market acceptance or if we discontinue one or more of our product lines, our reputation may suffer, the variability of our revenue may increase and our net revenue, earnings and stock price may decline. In addition, if our products do not achieve market acceptance or if we discontinue one or more of our product lines, this could result in a decrease in headcount related to these product lines. For example, in 2005 we launched a range of new products based on both SiRFstarII and SiRFstarIII architectures and in 2006 we launched the following new products: SiRFstarIII GSC3LT, GSCi-5000, and SiRFInstantFix™. Also, in 2007 we introduced the following new products: the SiRFstarIII GSD3t, SiRFDiRect™ and SiRFstudio™ products and in 2008 we introduced SiRF prima™ and SiRFInstantFixII™. Additionally, through the acquisition of Centrality, we introduced the SiRFatlas™ and SiRFtitan™ SoC products. While some of the product lines based on our SiRFstarIII architecture are now in high-volume production, others are still in prototype or sampling stages. If these or other products we introduce do not achieve market acceptance in a timely manner, our business could suffer.

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

We have recorded a substantial amount of intangible assets, including goodwill, as a result of our recent acquisitions. For example, in 2007 we recorded $76.0 million of intangibles and $160.8 million of goodwill in connection with our acquisition of Centrality. We are required to evaluate goodwill and other intangibles for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows and, with respect to goodwill, on at least an annual basis. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include significant underperformance relative to historical or projected future operating results, a significant decline in our stock price and market capitalization, and negative industry or economic trends. As a result of our annual and other periodic evaluations, we may determine that we need to write-down intangible asset values to their fair values, which could result in material charges that could be adverse to our operating results and financial position. In February 2008, the Company experienced a significant decline in its market capitalization, which is one of indicators of impairment as outline above. As a result, as of March 31, 2008, the Company performed an additional goodwill impairment analysis and determined there to be no impairment, as the fair value of the Company exceeded its net book value.

In determining fair value, we consider various factors including SiRF’s market capitalization, estimates of future market growth and trends, forecasted revenue and costs, expected periods over which our assets will be utilized, and other variables. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, impairment charges may result.

We may be required to record a significant charge to earnings if our deferred tax assets become impaired.

We have recorded a substantial amount of deferred tax assets on our balance sheet. In the first quarter of 2008, we had $38 million in current and long-term net deferred tax assets recorded on our balance sheet. If the Company does not generate projected profitability in the future, the Company will be required to take a valuation allowance on our deferred tax assets, which could result in material charges that could be adverse to our net income and financial position.

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

We expect to derive a significant portion of future revenue from sales of our products within the wireless market. Our success will depend both on the growth of this emerging market, and on our ability to compete effectively in the wireless market as it evolves. Our margins on sales of products in the wireless market differ from our margins on sales of products in the automotive market, which historically has been the largest contributor to our revenue mix. If the wireless market does not achieve the growth we expect, the growth and success of our business could be limited. In addition, if we do not timely deliver new wireless-based products or if these products do not achieve market acceptance our net revenue and operating results may not increase as anticipated or may decline.

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

The market for GPS-based location awareness technology in high-volume consumer and commercial applications is continually evolving and its potential is uncertain. Many of these GPS-based applications have not been commercially introduced or have not achieved widespread acceptance. Our success depends on the rapid development of this market. We cannot predict the growth rate, if any, of this market. The development of this market depends on several factors, including government mandates such as E911 mandate in the United States and E110 mandate in Japan, the development of location awareness infrastructure by wireless network operators and the availability of location-aware content and services. The failure of the market for high-volume consumer and commercial GPS-based applications to develop in a timely manner would limit the growth and success of our business.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the first quarter of 2008, we had three customers that each accounted for 10% or more of our net revenue, and which collectively accounted for approximately 49% of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

Our distributors account for a significant percentage of our net revenue and our reliance on third-party distributors subjects us to risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third-party distributors have been a significant factor in our ability to increase sales of our products. In the first quarter of 2008, we had one distributor that accounted for approximately 22% of our net revenue. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

We believe that over 90% of our net revenue during the first quarter of 2008 and 2007 was attributable to products that were eventually incorporated into automotive, portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets are uncertain and may decline. If we cannot sustain or increase sales of our products in these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our net revenue to decline.

We derived approximately 84% and 81% of our net revenue from international sales in the first quarter of 2008 and 2007, respectively. International sales to the Asia-Pacific region accounted for approximately 66% and 74% of our net revenue in the first quarter of 2008 and 2007, respectively.

A significant amount of our business is international and our products are sold into markets that are very price sensitive. Tariffs and trade restrictions that favor local competition in some countries on our products could significantly impact our business. Any increase in tariffs changes on GPS products in countries where we do business could negatively impact our business. Additional risks we face in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	development of regional standards and infrastructure that could reduce the demand for our products, such as the emergence of a new satellite navigation system in that region;

•	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•	international terrorism, particularly in emerging markets;

•	laws and business practices favoring local companies;

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

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. In addition to the sale of chipsets, our business depends on the volume of production by our technology licensees, which, in turn, depends on the current and anticipated market demand for semiconductors and products that use semiconductors. As a result, if we are unable to control our expenses adequately in response to lower revenue from our chip set customers and technology licensees, our operating results could suffer and we could experience operating losses.

Changes to our senior management could negatively affect our operations and relationships with manufacturers, customers and employees.

Changes in our senior management could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. Our Chief Executive Officer’s resignation was effective on April 17, 2008. Diosdado P. Banatao, a founder, and chairman of SiRF’s board of directors, has been appointed Executive Chairman and has assumed the role of Interim President and CEO. Our Chief Financial Officer’s resignation is effective on May 8, 2008, and we have assigned Philip Lau, Corporate Controller, as Principal Financial Officer. In addition, our Chief Technology Officer resigned effective March 14, 2008. If the integration or departure of members of our senior management team does not go as smoothly as anticipated, it could affect our ability to successfully implement our business objectives and could negatively affect our business and financial performance.

Because competition for qualified personnel is intense in our industry and in our geographic regions, we may not be able to recruit and retain necessary personnel, which could impact the development or sales of our products.

Our success will depend on our ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as communications systems experts, GPS systems and algorithm experts, software developers, radio frequency hardware design engineers. Because of the intense competition for these personnel, particularly in the San Francisco Bay area, Los Angeles area and Phoenix area in the United States, Stockholm in Sweden, Bangalore and Noida in India and Beijing and Shanghai in China, we may be unable to attract and retain key technical and managerial personnel. In addition, our recently announced reduction in force could make attracting and retaining qualified personnel more difficult in the future. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel.

Part of our business uses a royalty-based business model, which has inherent risks.

Although a substantial majority of our net revenue is derived from sales of our chipsets and SoCs, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. License royalty revenue represented 3% and 2% of our net revenue in the first quarter of 2008 and 2007, respectively. In the first quarter of 2008, three of our licensees accounted for approximately 36%, 23% and 11% of our license royalty revenue, respectively. If a significant licensee terminated its relationship with us, demands price reductions, decided to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenue, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of March 31, 2008, we had 258 patents granted worldwide. Of this total we have 179 patents granted in the United States and 79 patents granted in foreign countries, with expiration dates ranging from 2010 to 2026 along with 170 pending patent applications in the United States and 203 pending foreign patent applications. Our patent applications may not provide protection for all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, it could harm our ability to compete and generate revenue.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, and design code for our chipsets, documentation and other written materials under trade secret and copyright laws. We license our software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps we have taken to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

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

We have agreed to indemnify some customers for certain costs and damages of intellectual property infringement in some circumstances. This practice may subject us to significant indemnification claims by our customers or others. In addition to indemnification claims by our customers, we may also have to defend related third-party infringement claims made directly against us. In some instances, our GPS products are designed for use in devices used by potentially millions of consumers, such as cellular telephones, and our server software is placed on servers providing wireless network services to end-users, both of which could subject us to considerable exposure should an infringement claim occur. In the past we have received notice from a major customer informing us that this customer received notice from one of our competitors that the inclusion of our chipsets into our customer’s products requires the payment of patent license fees to the competitor. We may receive similar notices from our customers or directly from our competitors in the future. We cannot assure you that such claims will not be pursued or that these claims, if pursued, would not harm our business.

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

Our third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because we cannot easily increase or decrease our manufacturing orders. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short-term, which could prevent us from fulfilling orders. In addition, our chipsets have rapidly declining average selling prices. As a result, an incorrect forecast may result in substantial product in inventory that is aged and obsolete, which could result in write-downs of excess or obsolete inventory. Our failure to adequately forecast demand for our products could cause our quarterly operating results to fluctuate and cause our stock price to decline.

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

We rely on a limited number of primary third-party subcontractors to assemble and test all of our current chipsets either for our foundries or directly for us. As a result, we do not directly control our product delivery schedules, assembly and testing costs or quality assurance and control. If any of these subcontractors experience capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or if there is any other disruption of assembly and testing capacity, we may not be able to obtain alternative assembly and testing services in a timely manner. We typically do not have long-term agreements with any of these subcontractors. We typically procure services from these suppliers on a per-order basis. Because of the amount of time that it usually takes us to qualify assemblers and testers, we could experience significant delays in product shipments if we are required to find alternative assemblers or testers for our semiconductor products. Any problems that we may encounter with the delivery, quality or cost of our products could damage our reputation and result in a loss of customers.

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

On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Date	Total Number of Shares (or Units) Withheld	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 30, 2008	157	$15.31	None	N/A
February 29, 2008	209	$6.47	None	N/A
March 31, 2008	180	$5.09	None	N/A

On the following dates we withheld the following shares of common stock pursuant to the vesting of outstanding restricted stock units to cover the withholding taxes for such shares of common stock:

Date of Vesting	Shares of Common Stock Withheld	Average Fair Market Value in Period of Vesting
January 1, 2008 - January 31, 2008	1,923	$16.05
March 1, 2008 - March 31, 2008	11,625	$6.34

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed/ Furnished Herewith

31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Geoffrey Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification.(1)			X

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

SiRF Technology Holdings, Inc

Date:	May 8, 2008	By:	/s/ DIOSDADO P. BANATAO
Diosdado P. Banatao
Interim President and Chief Executive Officer
(Duly authorized officer)

Date:	May 8, 2008		/s/ GEOFFREY RIBAR
Geoffrey Ribar
Senior Vice President Finance and Chief Financial Officer
(Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed/ Furnished Herewith

31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Geoffrey Ribar pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification.(1)			X

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