Form 10-Q
period 2008-06-30
SIRF TECHNOLOGY HOLDINGS INC
filed 2008-08-08
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

62,353,450 shares of the Registrant’s common stock were outstanding as of July 31, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,011	$100,963
Marketable securities	20,913	38,446
Accounts receivable, net of allowance for doubtful accounts of $151 and $183 as of June 30, 2008 and December 31, 2007, respectively	31,344	37,060
Inventories	25,873	27,962
Current deferred tax assets	28	6,946
Prepaid expenses and other current assets	4,684	5,380

Total current assets	167,853	216,757
Property and equipment, net	14,187	13,147
Goodwill	—	215,752
Identified intangible assets, net	27,769	82,705
Long-term deferred tax assets	2,913	34,032
Other long-term assets	1,207	1,348
Note receivable	1,700	—

Total assets	$215,629	$563,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,736	$22,069
Accrued payroll and related benefits	7,950	12,590
Other accrued liabilities	11,445	6,145
Deferred margin on shipments to distributors	2,925	3,028
Deferred revenue	700	373
Advance contract billings	170	191
Rebates payable to customers	1,430	5,452
Capital lease obligations	—	129

Total current liabilities	37,356	49,977
Long-term deferred tax liabilities	170	169
Long-term income taxes payable	2,855	2,762
Long-term obligations	1,586	1,421

Total liabilities	41,967	54,329

Commitments and contingencies (Note 17)

Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	573,806	548,895
Accumulated other comprehensive loss	(118)	(105)
Accumulated deficit	(400,032)	(39,384)

Total stockholders’ equity	173,662	509,412

Total liabilities and stockholders’ equity	$215,629	$563,741

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited Consolidated Financial Statements for the year ended December 31, 2007.

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$61,367	$68,966	$121,295	$134,764
License royalty revenue	1,770	1,635	3,818	3,101

Net revenue	63,137	70,601	125,113	137,865
Cost of revenue:
Cost of product revenue (includes stock-based compensation expense of $392 and $313 for the three months ended June 30, 2008 and 2007, respectively, and $609 and $539 for the six months ended June 30, 2008 and 2007, respectively)	33,735	32,055	65,633	62,575
Amortization of acquisition-related intangible assets	3,695	470	7,402	940
Acquisition-related intangible asset impairment	12,472	—	12,472	—

Gross profit	13,235	38,076	39,606	74,350
Operating expenses:
Research and development (includes stock-based compensation expense of $5,911 and $4,940 for the three months ended June 30, 2008 and 2007, respectively, and $10,719 and $9,303 for the six months ended June 30, 2008 and 2007, respectively)	28,876	22,838	55,757	44,005
Sales and marketing (includes stock-based compensation expense of $1,991 and $1,613 for the three months ended June 30, 2008 and 2007, respectively, and $3,362 and $2,617 for the six months ended June 30, 2008 and 2007, respectively)	6,934	6,373	14,359	12,500
General and administrative (includes stock-based compensation expense of $2,015 and $1,944 for the three months ended June 30, 2008 and 2007, respectively, and $4,495 and $3,679 for the six months ended June 30, 2008 and 2007, respectively)	14,482	8,416	29,572	14,901
Amortization of acquisition-related intangible assets	2,489	570	4,978	1,183
Acquisition-related intangible asset impairment	30,407	—	30,407	—
Restructuring and asset impairment charges	91	—	564	—
Goodwill impairment	215,717	—	215,717	—

Total operating expenses	298,996	38,197	351,354	72,589
Operating income (loss)	(285,761)	(121)	(311,748)	1,761
Interest income, net	732	2,496	1,881	4,907
Other expense, net	(44)	(120)	(181)	(561)
Note receivable impairment	(11,800)	—	(11,800)	—

Other income (loss), net	(11,112)	2,376	(10,100)	4,346
Net income (loss) before provision for income taxes	(296,873)	2,255	(321,848)	6,107
Provision for income taxes	35,690	118	38,800	1,166

Net income (loss)	$(332,563)	$2,137	$(360,648)	$4,941

Net income (loss) per share:
Basic	$(5.41)	$0.04	$(5.92)	$0.09

Diluted	$(5.41)	$0.04	$(5.92)	$0.09

Weighted average number of shares used in per share calculations:
Basic	61,508	52,816	60,927	52,497

Diluted	61,508	56,461	60,927	56,391

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(360,648)	$4,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	19,216	16,268
Depreciation and amortization of property and equipment	2,724	2,395
Loss on disposal of property and equipment	72	—
Noncash restructuring activities	186	—
Goodwill impairment	215,717
Note receivable impairment	11,800	—
Amortization of identified intangible assets	13,287	2,396
Impairment of identified intangible assets	42,879
Accretion of investment discount	(302)	(573)
Deferred tax assets, net	38,038	(4,415)
Excess tax benefit from employee equity incentive plans	—	5,262
Gross excess tax benefit from stock-based compensation	(576)	(4,892)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,716	(12,139)
Inventories	2,274	(1,985)
Prepaid expenses and other current assets	697	1,151
Other long-term assets	141	(27)
Accounts payable	(9,333)	(840)
Accrued payroll and related benefits	(5,287)	(2,310)
Other accrued liabilities	5,334	1,730
Deferred margin on shipments to distributors	(103)	3,351
Deferred revenue	327	(202)
Advance contract billings	(21)	(316)
Rebates payable to customers	(4,022)	(1,919)
Other long-term liabilities	148	413

Net cash provided by (used in) operating activities	(21,736)	8,289

Investing activities:
Purchases of available-for-sale investments	(22,483)	(59,122)
Maturities and sales of available-for-sale investments	40,305	43,500
Net cash paid for business acquisitions, net cash acquired and purchase accounting adjustments	—	(1,847)
Purchases of property and equipment, net of disposals	(3,978)	(3,780)
Purchases of intellectual property assets	(1,275)	(190)
Issuance of note receivable	(13,500)	—

Net cash used in investing activities	(931)	(21,439)

Financing activities:
Proceeds from issuance of common stock	6,268	8,537
Principal payments under capital lease obligations	(129)	(91)
Gross excess tax benefit from stock-based compensation	576	4,892

Net cash provided by financing activities	6,715	13,338

Net increase (decrease) in cash and cash equivalents	(15,952)	188
Cash and cash equivalents at beginning of year	100,963	133,817

Cash and cash equivalents at end of year	$85,011	$134,005

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc., or SiRF or the Company, is the holding company for SiRF Technology, Inc., or SiRF Technology, which develops and markets location platforms based on semiconductor and software products that are designed to enable location-awareness utilizing Global Position System, or GPS, and other location technologies, enhanced by wireless connectivity and multimedia capabilities for high-volume mobile consumer devices and commercial applications. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write-downs, valuation of stock-based compensation, valuation of goodwill and long-lived assets, valuation of note receivable, provision for doubtful accounts, provision for product warranty claims and valuation of deferred tax assets. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year consolidated statements of operations and consolidated statements of cash flows to conform to the current year presentation. These reclassifications have no impact on previously reported net income (loss).

Revenue Recognition

The Company derives revenue primarily from sales of semiconductor chip sets, and to a lesser extent, from licenses of its intellectual property and premium software products.

Revenue from sales of semiconductor chip sets is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. The Company records reductions to chip set revenue for expected product returns based on the Company’s historical experience and other known factors. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of the Company’s standard product warranty, related to the sale of chip sets. Further, the Company has had no incidences of formal customer acceptance terms or further obligations to date. The Company assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

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

The Company licenses rights to use its intellectual property to allow licensees to utilize the Company’s technology. The Company also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. The Company recognizes revenue from standalone license rights to use the intellectual property in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition. Revenue from standalone rights to use the Company’s premium software products is recognized in accordance with American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP 97-2, Software Revenue Recognition. Subsequent to the sale of the Company’s premium software products, it has no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

Certain sales of the Company’s chip sets to direct customers are bundled with our premium software products. In such arrangements, both the premium software and chipsets are delivered simultaneously and post-contract customer support is not provided. The Company applies the guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognizes revenue from such bundled arrangements generally upon delivery of the chip sets, assuming all other basic revenue recognition criteria are met, as both the chip sets and software are considered delivered elements and no undelivered elements exist. The Company recognizes license revenue from sales of our premium software at the time a reliable estimate can be made of the actual usage that has occurred of the premium software, provided collectibility is probable.

The Company earns royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. The Company recognizes all royalty revenue based solely on actual royalties reported by licensees during such quarter.

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

Stock-Based Compensation

The fair value of the Company’s employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 6, Stock-Based Compensation, including the price volatility of the underlying stock and the option’s expected term. With the exception of certain options assumed in connection with business combinations, the Company’s options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standard, or SFAS No. 123R, Share-Based Payment, the Company elected to use the simplified method as prescribed by SAB No. 107, to estimate the option’s expected term, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, the Company no longer uses the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company utilizes its own historical volatility in valuing its stock option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan, or Purchase Plan. In addition, the Company estimates forfeitures at the time of grant, and revises if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimate of expected forfeitures considers historical termination behavior, as well as retention related incentives. The Company elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, the Company’s options’ actual lives, interest rates and forfeitures may be different from its assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill

Identified intangible assets consist of acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements, and intellectual property assets are amortized over their approximated weighted average estimated useful life of 4, 13, 4, 4, 2 and 2 years, respectively.

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

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company tests for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2008, the Company performed an impairment analysis over identified intangible assets in accordance with its critical accounting policy and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $42.9 million in the condensed consolidated statement of operations under operating expenses, “Acquisition-related intangible asset impairment”, during the three and six months ended June 30, 2008. Refer to Note 11, Goodwill and Identified Intangible Assets, for further information.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value under step one, goodwill is considered impaired and a second step is performed to determine the implied fair value of the goodwill and to measure the amount of goodwill impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. As of June 30, 2008, the Company performed an interim goodwill impairment analysis in accordance with its critical accounting policy and determined that goodwill is impaired. The Company recorded goodwill impairment charges of $215.7 million in the condensed consolidated statement of operations under operating expenses, “Goodwill impairment” during the three months and six months ended June 30, 2008. Refer to Note 11, Goodwill and Identified Intangible Assets, for further information.

In determining fair value, the Company considers various factors including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which the Company’s assets will be utilized and other variables. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, the amount of impairment charges recorded in the second quarter of 2008 could be different or future impairment charges may result on identified intangible assets and other long-lived assets.

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

In preparing our condensed consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the condensed consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining the provision for income taxes, deferred tax assets and liabilities and future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. As of June 30, 2008, the Company has recorded a valuation allowance of $38.0 million against its deferred tax assets, consisting primarily of net operating loss and tax credits carry forwards. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. The Company’s cumulative loss in the most recent three-year period, including the net loss reported in the second quarter, represented negative evidence sufficient to establish a valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company evaluates its uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. The Company only recognizes tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. The Company measures these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. The Company exercises significant judgment in estimating the final resolution of our tax positions with a taxing authority. The Company believes it has adequately provided for any reasonably foreseeable adjustments to its tax liability. If the Company ultimately determines that payment of these amounts is unnecessary, the Company will reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary in accordance with FIN No. 48.

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

Recently Issued Accounting Pronouncements

Useful Life of Intangible Assets

In April 2008, the FASB issued Financial Staff Position, or FSP, No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company is required to adopt FSP No. FAS 142-3 effective at the beginning of 2010. The adoption of FSP No. FAS 142-3 will not have a material impact on the Company’s financial statements.

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

Assets Measured at Fair Value on a Recurring Basis

The Company measures financial assets, specifically money market funds and marketable debt instruments, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$7,732	$7,732	$—	$—
United States government treasury (1)	19,935	—	19,935	—
Commercial paper (1)	52,725	—	52,725	—

Total	$80,392	$7,732	$72,660	$—

(1)	Included in cash and cash equivalents and marketable securities on the Company’s condensed consolidated balance sheet.

The Company’s investments in money market funds and marketable debt instruments (commercial paper and United States government treasury) are measured at fair value on a recurring basis. The Company’s money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1. The Company’s marketable debt instruments are fair valued using a matrix-based approach by a third party pricing service. A computer-based model considers the instruments days to final maturity and external credit rating in order to assign a current yield. An evaluated price is then calculated using that current yield. The following observable inputs are utilized as inputs into the daily matrix evaluations: maturity date, issue date, credit rating and settlement date and, therefore, these investments are classified as Level 2 instruments. As of June 30, 2008, the marketable debt instruments are stated at amortized cost which approximates fair value as determined by the matrix-based approach.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain financial assets at fair value on a nonrecurring basis. The losses recorded as a result of these fair value measurements during the six months ended June 30, 2008 were as follows:

		Fair Value Measurements at June 30, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss)
Note receivable	1,700			1,700	(11,800)

Total	$1,700	$—	$—	$1,700	$(11,800)

In the second quarter of 2008, the Company determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder, which resulted in other-than-temporary impairment charges. Refer to Note 15, Note Receivable, for further information. When the Company determined that the note receivable was impaired, it applied the practical expedient under SFAS No. 114, Accounting for Creditors for Impairment of a Loan, and measured the fair value, as defined by SFAS No. 157, Fair Value Measurements, of the collateral on the note receivable. The Company utilized an independent external service provider to assist in its determination of the fair value of the collateral on the note receivable. The fair value of the collateral on the note receivable, specifically the security interest in the intellectual property, was estimated using a discounted cash flow analysis under the relief from royalty method, based on a valuation by the independent external service provider that management fully accepted and agreed with. The discounted cash flow analysis included inputs, such as, revenue forecasts based on market and industry research and guideline company indications, royalty rates, as well as an analysis of the intellectual property, including the expected useful lives and, therefore, the note receivable is classified as a Level 3 instrument, as the inputs used in the analysis are unobservable and required significant management judgment. The Company wrote down its note receivable to the equivalent of the determined fair value of its collateral of $1.7 million, resulting in an impairment charge of $11.8 million. The note receivable was outside the Company’s normal operations, and therefore, the Company classified the impairment charge as non-operating expense in the current condensed consolidated statement of operations for the three and six months ended June 30, 2008.

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

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(332,563)	$2,137	$(360,648)	$4,941

Denominator:
Weighted average common shares outstanding	61,671	53,102	61,164	52,824
Less: Weighted average common shares outstanding subject to repurchase	(163)	(286)	(237)	(327)

Total weighted average shares used in net income (loss), basic	61,508	52,816	60,927	52,497
Dilutive potential common stock equivalents:
Weighted average repurchasable common stock outstanding	—	286	—	327
Weighted average stock options outstanding	—	2,884	—	3,126
Weighted average stock warrants outstanding	—	189	—	195
Weighted average restricted stock units outstanding	—	168	—	179
Weighted average purchase plan shares	—	118	—	67

Total weighted average shares used in net income (loss), diluted	61,508	56,461	60,927	56,391

Net income (loss) per share:
Basic	$(5.41)	$0.04	$(5.92)	$0.09
Diluted	$(5.41)	$0.04	$(5.92)	$0.09

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Repurchasable common stock outstanding	195	—	195	—
Outstanding common stock options	8,358	3,220	8,358	2,110
Preferred stock warrants	249	—	249	—
Restricted stock units	3,452	228	3,452	170

	12,254	3,448	12,254	2,280

Note 5. Acquisitions

Fiscal 2007

Centrality Communications, Inc.

On August 6, 2007, SiRF acquired Centrality Communications, Inc., a developer of navigation processor solutions for portable navigation devices. The acquisition enabled SiRF to deliver end-to-end, multifunction location platforms employing system-on-chip, SoC, technology to location-enable a range of devices and services. The acquisition further expanded SiRF’s engineering capabilities to deliver costs effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. The acquisition also helped SiRF’s customers, operators and content partners to add more value to their offerings and bring their products to market faster while enhancing the consumer experience. Under the terms of the definitive agreement, SiRF paid an aggregate of $108.2 million in cash and issued 5,992,159 shares of SiRF common stock in exchange for all of the outstanding common stock of Centrality. SiRF also assumed certain equity awards that may be exercised for an aggregate of 2,097,310 shares of SiRF common stock in exchange for Centrality outstanding stock options. Any equity award not assumed by SiRF received a cash payment equal to $5.44 per share for an aggregate of $1.7 million in additional purchase consideration. The operating results of Centrality have been included in SiRF’s consolidated financial results since the August 6, 2007 acquisition closing date. The following table summarizes the components of the total purchase price (in thousands):

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

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. An allocation of the purchase price was made to major categories of assets and liabilities based on management’s best estimates at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. As noted under Note 1 above, the Company performed a goodwill analysis in accordance with its critical accounting policy and determined that the entire goodwill balance as of June 30, 2008 is impaired. Refer to Note 11, Goodwill and Intangible Assets, for further information.

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

The fair value of stock options and new purchase rights were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Stock Options				Purchase Plan
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Risk-free interest rate	2.8%	4.6%	2.8%	4.6%	2.2%	4.9%	2.2%	4.9%
Average expected term (in years)	3.8	4.3	3.8	4.4	1.4	1.3	1.4	1.3
Volatility	74%	56%	74%	56%	97%	59%	97%	59%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the second quarter of 2008 and 2007, was $3.23 and $12.20, respectively. The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the first six months of 2008 and 2007 was $3.79 and $12.69, respectively. No options were granted in the periods presented with exercise prices below the deemed fair market value of common stock. For options assumed in connection with acquisitions, the fair value of the option is estimated at the date of acquisition.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. The weighted average fair value of new purchase rights was $4.50 during the three and six months ended June 30, 2008. The weighted average fair value of new purchase rights was $9.72 during the three and six months ended June 30, 2007.

Stock Option and Employee Stock Purchase Plan

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and non-employees. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of June 30, 2008, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 1,689,797 shares of common stock were outstanding.

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

Under the 2004 Plan, options generally expire between six and ten years from the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to fully vest over a two to four year period. As of June 30, 2008, 5,338,827 options to purchase common stock and 3,452,247 unvested restricted stock units granted were outstanding and 5,360,605 shares were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increases by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2007, the Board of Directors elected to not increase the number of shares reserved for issuance under the Purchase Plan. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were 285,980 shares of common stock issued under the Purchase Plan during the three and six months ended June 30, 2008 and 1,352,774 shares were available for issuance under the Purchase Plan. As of June 30, 2008, there was $4.3 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of June 30, 2008, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 10,557 shares of common stock were outstanding.

Centrality 1999 Stock Plan

In August 2007, in conjunction with the acquisition of Centrality, SiRF assumed the existing Centrality Stock Plan, or the Centrality Plan. All unvested options granted under the Centrality Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of June 30, 2008, no additional options can be granted under the Centrality Plan and options to purchase a total of 1,319,244 shares of common stock were outstanding.

Outstanding Stock Options and Restricted Stock Units

A summary of stock option activity during the six months ended June 30, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2007	9,773,393	$14.77
Granted	526,195	$6.85
Exercised	(1,237,356)	$3.84
Forfeited/Expired	(703,807)	$23.56

Options outstanding, June 30, 2008	8,358,425	$15.15

As of June 30, 2008, there was approximately $29.7 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. Net cash proceeds from the exercise of stock options were approximately $4.7 million and $6.1 million for the first six months ended June 30, 2008 and 2007, respectively. The aggregate intrinsic value of options exercised during the first six months of 2008 based on the aggregate weighted average exercise price and SiRF’s closing stock price of $4.32 as of June 30, 2008, was approximately $0.6 million.

A summary of restricted stock unit activity during the six months ended June 30, 2008 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	1,834,053	$25.05
Granted	2,254,895	$5.89
Vested	(335,228)	$27.42
Forfeited	(301,473)	$24.02

Unvested, June 30, 2008	3,452,247	$12.39

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2008, there was $28.0 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.7 years. During the first six months of 2008, the weighted average grant date fair value of restricted stock units that vested was $9.2 million. The weighted average grant date fair value of restricted stock units that vested during the first six months of 2007 was $3.8 million.

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of June 30, 2008, the Company had 195,319 contingent shares of common stock outstanding and $0.5 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 10 months.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at June 30, 2008.

Performance Share Awards

The Company entered into Performance Share Award Agreements with certain executives in the prior year. These awards provide the executives with the opportunity to earn shares of SiRF common stock, the number of shares which shall be pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on the Company’s cumulative revenue growth and cumulative operating income margin over a two year period. The target number of shares to be earned ranges from 10,000 to 50,000 shares, depending on the extent to which the performance goals are met. The Company will withhold shares of common stock that otherwise would be issued to the executives when the award is settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount. In the second quarter of 2008, the performance awards granted to the former CEO and former CFO were forfeited with their resignations from the Company.

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

As of June 30, 2008, the Company does not anticipate a payout of any shares under the Performance Share Award agreements. To the extent the anticipated number of shares to be earned changes, the corresponding change in compensation cost will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate accordingly.

Note 7. Restructuring

On March 21, 2008, the Company approved a corporate restructuring plan (“Plan”) in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, the Company has reduced its workforce through a combination of immediate lay-offs, elimination of non-essential positions and attrition. The Company also closed the South San Francisco, California, office on June 1, 2008 as part of the Plan. In addition, as part of the Plan, the Company has stopped further product developments in the mobile TV space. These restructuring activities have resulted in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations, including leased facilities and impairment of long-lived assets. The Company also initially considered closing its office in Sweden by September 30, 2008. Upon further consideration, during the quarter ended June 30, 2008, the Company decided to reevaluate the Sweden office closing and explore other options with respect to its divestiture, including delaying the closure, and therefore the Company has not recorded any charges related to Sweden during the first six months ended June 30, 2008. Related to this Plan, the Company expects to incur total pre-tax restructuring charges of less than $1.5 million, $0.5 million of which will be cash expenditures. The Company expects this Plan to be substantially completed by December 31, 2008. The restructuring charges are reported in the condensed consolidated statements of operations under operating expenses, “Restructuring and asset impairment charges”. Restructuring and asset impairment charges were as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In thousands)
Employee severance and benefit arrangements	$—	$287
Asset impairment charges	—	186
Facility and other charges	91	91

Total restructuring and asset impairment charges	$91	$564

The following table provides a summary of the activities for the three months ended June 30, 2008 related to the Company’s restructuring activities:

	Employee Severance and Benefits	Asset Impairments	Facility and Other	Total
	(In thousands)
Restructuring balance, December 31, 2007	$—	$—	$—	$—
Charged to costs and expenses	287	186	91	564
Non-cash items	—	(186)		(186)
Cash payments	(287)	—	(5)	(292)

Restructuring balance, June 30, 2008	$—	$—	$86	$86

Refer to Note 19, Subsequent Events, for information on additional restructuring activities announced subsequent to June 30, 2008.

Note 8. Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Work-in-process	$5,005	$6,921
Finished goods	20,868	21,041

Total	$25,873	$27,962

Note 9. Segment and Geographical Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision maker in evaluating the Company’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, the Company has determined that it operates as a single operating and reportable segment.

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net revenue:
United States	$14,921	$12,918	$25,116	$25,452
International:
Asia-Pacific	34,586	54,129	75,754	103,936
Europe	10,655	2,708	19,055	4,844
Other	2,975	846	5,188	3,633

Total net revenue	$63,137	$70,601	$125,113	$137,865

During the three months ended June 30, 2008, the United States, China, Taiwan and Hungary accounted for 24%, 15% 28% and 14% of net revenue, respectively. During the three months ended June 30, 2007, the United States, China and Taiwan accounted for 18%, 10% and 55% of net revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated net revenue during the second quarter of 2008 and 2007.

During the six months ended June 30, 2008, the United States, China, Taiwan and Hungary accounted for 20%, 12% 37% and 11%, respectively. During the six months ended June 30, 2007, the United States and Taiwan accounted for 18% and 53%, respectively. No other countries accounted for more than 10% of the Company’s consolidated net revenue during the first six months of 2008 and 2007.

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

The following table summarizes long-lived assets by geographic region:

	June 30, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$10,478	$8,855
International:
China	1,336	1,172
India	1,095	1,589
Sweden	1,078	1,291
Other	200	240

Total long-lived assets	$14,187	$13,147

Long-lived assets, primarily fixed assets, are reported based on the location of the asset and excludes goodwill and identified intangible assets, which are not allocated to specific geographic locations as it is impracticable to do so.

Note 10. Customer Concentration

As of June 30, 2008, two customers accounted for 24% and 18% of net accounts receivable. As of December 31, 2007, three customers accounted for 21%, 15% and 12% of net accounts receivable.

During the three months ended June 30, 2008, two customers accounted for 24% and 22% of net revenue. During the three months ended June 30, 2007, three customers accounted for 33%, 16% and 12% of net revenue. During the six months ended June 30, 2008, two customers accounted for 22% and 21% of net revenue. During the six months ended June 30, 2007, three customers accounted for 33%, 15% and 11% of net revenue.

Note 11. Goodwill and Identified Intangible Assets

Balance as of December 31, 2007	$215,752
Subtractions - Centrality acquisition	(45)
Subtractions - Goodwill impairment	(215,707)

Balance as of June 30, 2008	$—

Beginning in February 2008, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its net book value. In addition, in the second quarter of 2008, the Company’s demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand devices utilizing the Company’s technology. As a result, the Company significantly reduced its forecasted revenue, gross margin and operating profit. These factors are considered indicators of potential impairment under the Company’s critical accounting policy as outlined in Note 1, and as a result, the Company performed an interim goodwill impairment analysis as of June 30, 2008. The fair value of the Company was estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. The income approach requires estimates such as, expected revenue, gross margin and operating expenses, in order to discount the sum of future cash flows using the Company’s weighted average cost of capital. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. The Company utilized an independent external service provider to calculate the fair value of the reporting unit under step one and to calculate the fair value of the Company’s tangible and intangible net assets under step two of the goodwill impairment analysis. Based on the results of step one of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. Specifically, the Company allocated the estimated fair value of SiRF as determined in the first step of the goodwill analysis to recognized and unrecognized net assets, including allocations to intangible assets, such as developed technology, in-process research and development, brand and trade names. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote-off the entire goodwill balance and recognized goodwill impairment charges of $215.7 million in the condensed consolidate statement of operations under operating expenses, “Goodwill impairment”, during the three and six months ended June 30, 2008. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information.

Identified intangible assets at June 30, 2008, consist of the following:

	Gross (1)	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$42,498	$(23,629)	$18,869
Acquisition-related customer relationships	8,393	(7,816)	577
Acquisition-related assembled workforce	955	(537)	418
Acquisition-related patents	2,000	(474)	1,526
Acquisition-related trade names	4,100	(1,074)	3,026
Acquisition-related non-compete agreements	4,240	(1,943)	2,297

Total acquisition-related intangible assets	62,186	(35,473)	26,713
Intellectual property assets	2,480	(1,424)	1,056

Total identified intangible assets	$64,666	$(36,897)	$27,769

(1)

Amounts in the gross column are net of impairment charges of $12.5 million for acquisition-related developed technology and $30.4 million for acquisition-related customer relationships. Refer below for further information.

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

As mentioned above, beginning in February 2008, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its net book value. In addition, in the second quarter of 2008, the Company’s demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand devices utilizing the Company’s technology. As a result, the Company significantly reduced its forecasted revenue, gross margin and operating profit. As a result, SiRF performed an impairment analysis for its intangible assets in accordance with the Company’s policy for reviewing long-lived assets for impairment as discussed in Note 1. The Company utilized an independent external service provider to determine the estimated undiscounted cash flows and to calculate the fair value of the identified intangible assets to measure the impairment loss. The impairment analysis for identified intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates such as, expected revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset and consideration of the aggregate business of the Company. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. As a result of this analysis, the Company wrote-off the difference between the identified intangible assets’ estimated fair value and the carrying values which resulted in impairment charges on acquisition-related intangibles totaling $42.9 million of which $12.5 million related to acquisition-related developed and core technology was included as cost of revenue and $30.4 million related to customer relationships was included as operating expenses in the condensed consolidated statement of operations in the three and six months ended June 30, 2008. Based on the Company’s impairment analysis, the remaining balance of identified intangible assets of $27.8 million is expected to be recoverable.

Amortization expense of acquisition-related intangible assets included in cost of revenue and operating expenses was $6.2 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $12.4 million and $2.1 million for the six months ended June 30, 2008. Amortization of intellectual property assets was $0.6 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively and was $0.9 million and $0.3 million for the six months ended June 30, 2008, respectively. Amortization expense of intellectual property assets was included in the research and development expense line item in the condensed consolidated statement of operations for the three and six months ended June 30, 2008.

Estimated future amortization expense related to identified intangible assets at June 30, 2008 is as follows:

Fiscal Year Ending	Amount
(In thousands)
2008 (Remaining 6 months)	$7,621
2009	11,779
2010	6,632
2011	753
2012	154
Thereafter	830

Total	$27,769

Note 12. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors, are as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Deferred distributor revenue	$4,895	$4,718
Less: Inventory held at distributors	(1,970)	(1,690)

Deferred margin on shipments to distributors	$2,925	$3,028

Note 13. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net income (loss)	$(332,563)	$2,137	$(360,648)	$4,941
Other comprehensive income (loss):
Change in unrealized losses on available-for-sale securities	(1)	(29)	(13)		(1)

Total comprehensive income (loss)	$(332,564)	$2,108	$(360,661)	$4,941

(1)	Less than $1,000

Note 14. Income Taxes

On January 1, 2007, SiRF adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.

As of June 30, 2008, the Company’s total amounts of unrecognized tax benefits was $10.0 million, of which $0.1 million, if recognized, would affect our effective tax rate. The decrease as compared to the period ended March 31, 2008 is a result of the impact of the valuation allowance recorded as of June 30, 2008. Separately, the Company has recognized a net amount of $2.9 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its consolidated balance sheet. As of March 31, 2008, the Company’s total amounts of unrecognized tax benefits was $9.6 million, of which $5.9 million, if recognized, would affect our effective tax rate. The Company has recognized a net amount of $3.0 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its consolidated balance sheet.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The cumulative amount of interest and penalties accrued at June 30, 2008 was approximately $0.1 million.

As of June 30, 2008, the Company does not expect a material change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The tax years 1995 to 2007 remain subject to examination by federal and state tax authorities. Generally, years beginning after 2005 are open to examination by tax authorities in major foreign jurisdictions.

Note 15. Note Receivable

On January 24, 2008, the Company entered into a loan and security agreement whereby SiRF agreed to make two advances totaling $13.5 million to a potential acquisition target in connection with the Company’s proposal to acquire all outstanding shares of this entity. The loan agreement is collateralized by a security interest in all of the noteholder’s current and subsequently acquired assets, including without limitation all accounts, documents, equipment, general intangibles, goods, fixtures, instruments, inventory, financial assets and money. The Company has also entered into a Form of Intellectual Property Security Agreement whereby SiRF obtained a security interest in all of the target entity’s rights, title and interest in, its intellectual property, including without limitation copyrights, patents and trademarks. The entire outstanding principal balance of the advances bears interest at a fixed rate of 5.0% per annum, and is payable on July 24, 2009 or at an earlier date, if the noteholder is acquired by a party other than SiRF pursuant to the terms of the agreement. Subsequent to executing this agreement, SiRF decided not to proceed with the acquisition. In the second quarter of 2008, the Company determined it was no longer probable that the principal under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. As mentioned under Note 3 above, the Company performed an impairment analysis of the fair value the note receivable and, as a result of that analysis, recorded an impairment charge of $11.8 million. Refer to Note 3, Fair Value, for further information.

Note 16. Short-Term Credit Facility

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (5.0% as of June 30, 2008) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of June 30, 2008 or December 31, 2007. There were no letters of credit collateralized by the line of credit as of June 30, 2008 or December 31, 2007. In the second quarter of 2008, we were not in compliance with one of the financial covenants associated with the line of credit. The Company has sought and received a covenant waiver from our lender.

Note 17. Commitments and Contingencies

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the United States International Trade Commission, or ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chipsets, associated software, and systems made for or by and/or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same”, ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, the Administrative Law Judge’s (“ALJ’s”) Final Initial and Recommended Determination (“ID”) was filed June 13, 2008, and a target date for completion of this investigation is scheduled for October 13, 2008. The ID upheld the validity of SiRF’s U.S. patent no. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. patent no. 7,043,363 invalid and not infringed. SiRF has petitioned for ITC for review of the ALJ’s ID. The Commission’s decision whether or not to review the ALJ’s ID is expected by August 14, 2008.

On April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for or by and/or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted ITC Investigation No. 337-TA-602, entitled “In the Matter of Certain GPS Devices and Products Containing Same”, ITC Investigation No. 337-TA-602. Upon acquisition of Global Locate, Broadcom Corporation subsequently was added as an additional Complainant to the Investigation. A hearing was held from April 28, 2008 to May 13, 2008. The Administrative Law Judge is expected to issue a decision by August 8, 2008, and a target date for completion of this investigation is scheduled for December 8, 2008.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints allege that the Company, and certain of its officers and directors, made misleading statements and/or omissions relating to the Company’s business and operating results in violation of the federal securities laws. These cases have been consolidated and a consolidated amended complaint was filed on July 28, 2008. In addition, in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of our officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and the filing of a consolidated amended complaint is currently scheduled for August 18, 2008. Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention and resources, which could adversely affect our business.

On May 14, 2008, Broadcom Corporation filed a patent infringement complaint against SiRF Technology, Inc. in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology, Inc.

answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, the Company has filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents that Broadcom recently asserted against SiRF in the Santa Ana, California federal district court. Through the Company’s Reexamination Requests and in view of substantial new questions of patentability raised by prior art not previously considered by the Patent Office, the Company is seeking review and invalidation of all four of the Broadcom patents-in-suit. Additionally, the Company intends to seek a stay of the federal district court case.

The outcome of any litigation, including the lawsuits between the Company and Global Locate and Broadcom, is uncertain and either favorable or unfavorable outcomes could have a material impact on the Company’s results of operations.

Note 19. Subsequent Events

On July 24, 2008, the Company announced further reductions in force and reprioritizing of certain engineering projects. The reduction in force will result in reducing the Company’s headcount by approximately 7-9% by September 30, 2008. SiRF expects to incur a total pre-tax restructuring charge in the range of $0.5 million and $1.0 million related to the severance for terminated employees.

On July 31, 2008, Mr. Philip Lau, Corporate Controller and Principal Financial Officer, submitted his resignation effective on August 8, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected growth of the our product development, impact and success our acquisitions or investments, the impact and success of our restructuring, the impact of weakening demand, increased competition and weak macroeconomic environment on our business, the demand for and our ability to meet market demand for low power and small size Global Positioning Systems functionality products, the anticipated benefits of our products, our leadership position, the decline in average selling prices, our expectations regarding the amount of our net revenue from sales to the Asia-Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia-Pacific region are subsequently sold to original equipment manufacturers outside of that region, our anticipated growth, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, impact from changes in interest rates and foreign currency rates, our critical accounting policies, our disclosure controls and procedures, our expectations on competition, our dependency on establishing and maintaining relationships with established providers and industry leaders, our successful integration of acquired businesses, our acquisitions of or investments in complementary technologies, our expectations regarding our dependency on future sales of the SiRFstarIII product line, our revenue and sources of revenue, our international operations, our stock price volatility, fluctuation of our revenue and operating results, our gross margins, our operating expenses, our ability to successfully implement our new ERP system, our dependency on relationships with and concentration of our customers, price reductions, dependency on qualified personnel, our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries and current and potential legal proceedings . These statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our ability to successfully integrate acquired businesses, our ability to successfully implement our restructuring plan, our product warranties, the impact of our legal proceedings, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS®, Centrality®, Atlas®, the SiRF name and orbit design logo and Multimode Location Engine® are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™ , FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, SiRFSoftGPS™, SiRFDiRect™ LocativeMedia™, SiRFDemo™ , SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFInstantFixII™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™, Titan™, SiRFprima™, SiRFatlas™, SiRFtitan™, Go Ahead, Explore™,, iBTStack™, iWaltz™, iWiND™, and iWiSH™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

The following discussion of our financial condition and results of operations should be read together with the unaudited Condensed Consolidated Financial Statements and accompanying notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

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

Beginning in February 2008, we continued to experience a significant decline in our stock price, resulting in our market capitalization falling below our net book value. In addition, during the second quarter of 2008, our demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing our technology. In addition, litigation has continued to be a significant expense in the second quarter and first six months of 2008 at $7.3 million and $14.3 million, respectively. Refer to Item 1, Legal Proceedings, under Part II, Other Information, in this report for further information. As a result, we significantly reduced our forecasted revenue, gross margin and operating profit.

These factors outlined above triggered an impairment analysis of our goodwill and acquisition-related intangible assets. We also performed impairment analyses of our deferred tax assets and note receivable. Based upon these impairment analyses, we recorded the following non-cash charges during the second quarter 2008:

•

Acquisition-related intangible assets impairment of $42.9 million, $12.5 million of which was recorded under cost of revenue and the remainder under operating expenses of our condensed consolidated statement of operations. Refer to Note 11, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information, as well as further discussion under the Results of Operations included elsewhere within Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

•

Goodwill impairment of $215.7 million, which was recorded under operating expenses of our unaudited condensed consolidated statement of operations. Refer to Note 11, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information, as well as further discussion under the Results of Operations included elsewhere within Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

•

Deferred tax assets valuation allowance of $38.0 million, which was recorded as part of the provision for income taxes of our unaudited condensed consolidated statement of operations. Refer to Note 14, Income Taxes, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information, as well as further discussion under the Results of Operations included elsewhere within Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

Additionally, we evaluated the recoverability of our note receivable and determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. Accordingly, we recorded impairment charges of $11.8 million in the three and six months ended June 30, 2008. Refer to Note 15, Note Receivable, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information, as well as further discussion under the Results of Operations included elsewhere within Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

While it is difficult to determine whether deteriorating demand outlook, increased competitive pressure and the macroeconomic uncertainty will continue, we believe that these factors will continue to negatively impact our business.

New Product Offerings and Developments

Our ability to develop and deliver new products successfully depends on a number of factors, including our ability to predict market requirements, anticipate changes in technology standards, and develop and introduce new products that meet market needs in a timely manner. We believe there is significant demand in the market for low power and small size GPS functionality. Our ability to meet these market requirements is a key element for our revenue growth.

In 2007, we announced the following new products: SiRFstarIII GSD 3t, our first 90 nm RFCMOS single die SiRFstarIII architecture-based product, and SiRFDiRect, a premium software offering that achieves navigation accuracy and coverage previously available only in costly, permanently installed in-car systems. Employing sophisticated algorithms that take advantage of closely coupled GPS and dead-reckoning sensor measurements, SiRFDiRect technology will deliver high quality positioning, even in locations with limited GPS signals, without the installation inconvenience and high cost of traditional in-dash navigation systems. In 2007, we also hosted the first Location 2.0 summit for location industry leaders. The first of its kind event brought together key leaders from across the location industry ecosystem: operators and service providers, device manufacturers and enabling platform providers as well as content and application developers. At the summit we unveiled our SiRFecosystem™ strategy and introduced SiRFstudio™, a standards-based, end-to-end location services enabling platform. We also announced that SiRF was a founding member of the Open Handset Alliance, and that we will rapidly implement key end-to-end location awareness features to enable mobile platforms powered by the Android™ platform, the Alliance’s open and comprehensive platform for mobile devices, to provide an optimal location experience for consumers. In 2007, we joined with Google Inc. and thirty other companies worldwide to develop and deploy Android™. During the first six months of 2008, we launched the SiRFprima™ multifunction platform to enable the next generation of location-aware mobile devices that significantly enhance the consumer experience for location applications and media rich content. The SiRFprima platform combines an industry leading GPS and Galileo, the European equivalent to GPS, location engine, powerful application processor, rich audio and video recording and playback capabilities, high-resolution 3D graphics and a host of peripheral interfaces – all tuned to operate concurrently. Supporting both WinCE and Linux operating system environments, the SiRFprima platform will give manufacturers greater flexibility to create in a timely and cost-effective manner unique, full-featured products that meet consumers’ high expectations for performance, affordability and portability.

Also, during the first six months of 2008, we introduced SiRFInstantFixII™ technology, an autonomous version of SiRF’s original SiRFInstantFix technology that is designed to significantly improve the start-up times of portable navigation devices, or PNDs, and other mobile navigation devices without needing any network connectivity for assistance or updates. SiRFInstantFixII can reduce warm starts, the typical PND start-up mode, from over half a minute to as little as five seconds, and in urban canyons the difference can be even more significant. We also began shipping the GSC3e/LPx and GSC3f/LPx, the latest versions of the SiRFstarIII™ architecture that are manufactured utilizing 65nm process technology. The GSC3e/LPx and GSC3f/LPx deliver the flagship SiRFstarIII technology at 30% lower power consumption than the previous generation products, GSC3e/LP and GSC3f/LP.

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

Revenue from sales of semiconductor chip sets is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. We record reductions to chip set revenue for expected product returns based on our historical experience and other known factors. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of our standard product warranty, related to the sale of chip sets. Further, we have had no incidences of formal customer acceptance terms or further obligations to date. We assess whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the credit worthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

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

We enter into co-branding rebate agreements with and provide incentive rebates to certain direct customers and indirect customers (for products sold through distributors). We record reductions to revenue for commitments related to such incentive programs in accordance with Emerging Issues Task Force, or EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Co-branding agreements allow certain direct customers to receive a per-unit rebate for product purchased, provided the customer participates in our co-branding program. The co-branding program typically consists of placing our logo on the customer’s website or otherwise including it in marketing collateral or documentation. Incentive rebates are offered from time to time at our discretion to both direct and indirect customers and are also provided in the form of a per-unit rebate for product purchased. Accruals for the actual costs of these incentive programs are recorded at the time the related revenue is recognized and are recorded based on the contractual or agreed upon per-unit rebate of product purchased by direct customers or sold through by distributors. Commitments related to incentive programs to both direct and indirect customers are presented in the consolidated balance sheets as rebates payable to customers.

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

Inventories. Inventory costs are determined using standard costs that approximate actual costs under the first-in, first-out method. Our standard cost policy is to continuously review and set standard costs at current manufacturing costs.

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

Stock-Based Compensation. The fair value of our employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 6, Stock-Based Compensation, to the Condensed Consolidated Financial Statements in Item 1 of this report, including the price volatility of the underlying stock and the option’s expected term. With the exception of certain options assumed in connection with business combinations, our options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standard, or SFAS No. 123R, Share-Based Payment, we elected to use the simplified method as prescribed by SAB No. 107, to estimate the option’s expected term, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, we no longer use the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We utilize our own historical volatility in valuing our stock option grants and purchase rights under our 2004 Employee Stock Purchase Plan, or Purchase Plan. In addition, we estimate forfeitures at the time of grant, and revise if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimate of expected forfeitures considers historical termination behavior, as well as retention related incentives. We elected to use the straight-line attribution method for awards granted after the adoption of Statement of Financial Accounting Standards, SFAS No. 123R, and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, our options’ actual lives, interest rates and forfeitures may be different from our assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill. Identified intangible assets consist of acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements and intellectual property assets are amortized over their approximated weighted average estimated useful life of 4, 13, 4, 4, 2 and 2 years, respectively.

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

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2008, we performed an impairment analysis over identified intangible assets in accordance with our critical accounting policy and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $42.9 million in our condensed consolidated statement of operations under operating expenses, “Acquisition-related intangible asset impairment”, during the three and six months ended June 30, 2008. Refer to Note 11, Goodwill and Identified Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value under step one, goodwill is considered impaired and a second step is performed to determine the implied fair value of the goodwill and to measure the amount of goodwill impairment loss, if any. We perform an impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. As of June 30, 2008, we performed an interim goodwill impairment analysis in accordance with its critical accounting policy and determined that goodwill is impaired. We recorded goodwill impairment charges of $215.7 million in our condensed consolidated statement of operations under operating expenses, “Goodwill impairment”, during the three months and six months ended June 30, 2008. Refer to Note 11, Goodwill and Identified Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

In determining fair value, we consider various factors including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which the our assets will be utilized and other variables. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, the amount of impairment charges recorded in the second quarter of 2008 could be different or future impairment charges may result on identified intangible assets and other long-lived assets. For example, a variance in our forecasted revenue and costs could have had a significant impact on the amount of the goodwill and acquisition-related intangible asset impairment charges recorded in the three and six months ended June 30, 2008.

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

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our condensed consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of June 30, 2008, we have recorded a valuation allowance of 38.0 millions against our deferred tax assets, consisting primarily of net operating loss and tax credits carry forwards. In assessing the need for a valuation allowance, we consider all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. Our cumulative loss in the most recent three-year period, including the net loss reported in the second quarter, represented negative evidence sufficient to establish a valuation allowance under the provisions of FAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

Adoption of Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-b was issued which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope in FSP No. 157-b. The partial adoption of SFAS No. 157 did not have a material impact on our financial position and results of operations. We are currently assessing the impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities and have not yet determined the impact that the adoption will have on our financial position and results of operations. Refer to Note 3, Fair Value, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Recently Issued Accounting Pronouncements

Useful Life of Intangible Assets

In April 2008, the FASB issued Financial Staff Position, or FSP, No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to adopt FSP No. FAS 142-3 effective at the beginning of 2010. The adoption of FSP No. FAS 142-3 will not have a material impact on our financial statements.

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

Results of Operations

Revenue

The following table sets forth our revenue for the second quarter and first six months of 2008 and 2007 (dollars in thousands):

	2008		2007		2008		2007
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Product revenue	$61,367	97%	$68,966	98%	$121,295	97%	$134,764	98%
License royalty revenue	1,770	3%	1,635	2%	3,818	3%	3,101	2%

Net revenue	$63,137		$70,601		$125,113		$137,865

Decrease, period over period	$(7,464)				$(12,752)
Percentage decrease, period over period	-11%				-9%

Product revenue decreased in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, primarily due to a decrease in average selling prices of 20% and 22%, respectively. The decrease in average selling prices in the second quarter and first six months of 2008, as compared to the corresponding periods in prior year, were partially offset by an increase in unit shipments of 10% and 16%, respectively. The decline in average selling prices was a result of increased market competition and continuing weakness in consumer demand. In general, average selling prices are expected to decline over time within a given product line. Combined average selling prices will be affected by this, but will also vary depending on product and customer mix, as well as the introduction of new products.

License royalty revenue represented 3% and 2% of our net revenue in the second quarter of 2008 and 2007, respectively, and 3% and 2% of our net revenue in the first six months of 2008 and 2007, respectively. The increase in license royalty revenue in the second quarter and first six months of 2008, as compared to the corresponding periods in prior year, was primarily due to one customer ramping up production of a product utilizing our technology.

Net revenue from international sales was approximately 76% and 82% of our net revenue in second quarter of 2008 and 2007, respectively, and 80% and 82% of net revenue in the first six months of 2008 and 2007, respectively. Net revenue from international sales to the Asia-Pacific region accounted for approximately 55% and 77% of net revenue in the second quarter of 2008 and 2007, respectively, and 61% and 75% of net revenue in the first six months of 2008 and 2007, respectively. International sales to Asia-Pacific decreased in the second quarter and first six months of 2008, as compared to the corresponding periods in prior year, as a percentage of total net revenue primarily due to weaker demand from several of our customers in the region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAMs and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia-Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia-Pacific region. All of our sales are denominated in United States dollars.

In the second quarter of 2008 and 2007, our ten largest customers collectively accounted for 75% and 86% of our net revenue, respectively. In the first six months of 2008 and 2007, our ten largest customers collectively accounted for 73% and 84% of our net revenue, respectively.

Gross Profit

Gross profit consists of net revenue, less cost of product revenue, amortization of acquisition-related intangible assets and impairment on acquisition-related intangible assets. Cost of product revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Gross profit includes non-cash expenses related to the estimated fair value of employee stock-based compensation, amortization of acquisition-related intangibles and impairment on acquisition-related intangible assets. Gross profit for the period ended June 30, 2007 reflects certain reclassifications to conform to our current period presentation.

Cost of product revenue for the periods reported was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Cost of product revenue	$33,735	$32,055	$65,633	$62,575
Percentage of net revenue	53%	45%	52%	45%
Increase, period over period	$1,680		$3,058
Percentage increase, period over period	5%		5%

Amortization of acquisition-related intangible assets, presented as a component of cost of revenue for the periods reported was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$3,695	$470	$7,402	$940
Percentage of net revenue	6%	1%	6%	1%
Increase, period over period	$3,225		$6,462
Percentage increase, period over period	686%		687%

Impairment on acquisition-related intangible assets, presented as a component of cost of revenue for the periods reported was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Acquisition-related intangible asset impairment	$12,472	$—	$12,472	$—
Percentage of net revenue	20%	0%	10%	0%
Increase, period over period	$12,472		$12,472
Percentage increase, period over period	100%		100%

Gross profit and gross margin for the periods reported were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Gross profit	$13,235	$38,076	$39,606	$74,350
Gross margin	21%	54%	32%	54%
Decrease, period over period	$(24,841)		$(34,744)
Percentage decrease, period over period	-65%		-47%

Product gross margin for the periods reported was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product gross margin (1)	39%	53%	40%	53%

(1)	This excludes license royalty revenue.

The increases in cost of product revenue in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, correlate with the 10% and 16% increases in unit shipments, respectively, partially offset by lower per-unit material costs. Cost of product revenue includes stock-based compensation expense of $0.4 million and $0.3 million in the second quarter of 2008 and 2007, respectively, and $0.6 million and $0.5 million in the first six months of 2008 and 2007, respectively.

The decreases in gross profit and gross margin in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, were primarily due to continued declines in average selling prices driven by competitive pricing pressures and changes in our product mix and to a lesser extent a write-down of excess and obsolete inventory of $0.9 million and $0.5 million, respectively.

In addition, gross profit and gross margin are impacted by the increases in amortization of acquisition-related intangible assets and impairment of acquisition-related intangible assets. The increases in amortization of acquisition-related intangible assets in the second quarter and first six months of 2008, as compared to the corresponding periods in prior year, were due to amortization expense of $3.2 million and $6.5 million, respectively, associated with intangible assets acquired as part of our acquisition of Centrality in August 2007. In addition, gross profit and gross margin are impacted by impairment charges of $12.5 million for acquisition-related developed and core technology recorded in cost of sales for the second quarter and first six months of 2008. These impairment charges were a result of our impairment analysis performed as of June 30, 2008 due to the significant decline in our stock price and deteriorating demand outlook due to increased competitive pressures within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing our technology. Refer to Note 11, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

In the future, our gross margin may be affected by increased competition and related decreases in unit average selling prices, changes in the mix of products sold, including the mix of semiconductor products and the markets they are sold to, as well as, the extent of license royalty revenue, the availability and cost of products from our suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities, lower of cost or market considerations or impairment on acquisition-related intangibles. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Our results of operations for the second quarter and first six months of 2008 and 2007 include non-cash expenses related to the estimated fair value of employee stock-based compensation awards. The following table provides the amounts recorded within operating expenses for employee stock-based compensation expense during the second quarter and first six months of 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Stock-based compensation expense included within operating expense:
Research and development	$5,911	$4,940	$10,719	$9,303
Sales and marketing	$1,991	$1,613	$3,362	$2,617
General and administrative	$2,015	$1,944	$4,495	$3,679

As of June 30, 2008, we had approximately $29.7 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.2 years. As of June 30, 2008, there was also $28.0 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.7 years. In addition, we also had $4.3 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Research and development	$28,876	$22,838	$55,757	$44,005
Percentage of net revenue	46%	32%	45%	32%
Increase, period over period	$6,038		$11,752
Percentage increase, period over period	26%		27%

The increases in research and development expense in the second quarter and first six months of 2008, as compared to the corresponding periods in prior year, were primarily due to increases in headcount, which resulted in increases in compensation-related expenses of $4.1 million and $7.4 million, respectively, and increases in stock-based compensation of $1.0 million and $1.4 million, respectively. The increase in our headcount was primarily attributed to our acquisition of Centrality during the third quarter of 2007. The increases in research and development expense during the second quarter and first six months of 2008, as compared to the corresponding periods in prior year, were further attributable to increases in product development costs of $1.2 million and $2.6 million, respectively, and facility-related costs $1.3 million and $2.3 million, respectively, as a result of an overall increase in our research and development activities. These increases were partially offset by a reduction in consulting fees of $1.0 million and $1.4 million, respectively, custom engineering income of $0.1 million and $0.4 million, respectively, and by a reduction in acquisition-related contingent payments of $0.7 million and $1.1 million, respectively.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense for the periods reported was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Sales and marketing	$6,934	$6,373	$14,359	$12,500
Percentage of net revenue	11%	9%	11%	9%
Increase, period over period	$561		$1,859
Percentage increase, period over period	9%		15%

The increases in sales and marketing expense in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, were primarily due to an increase in headcount that resulted in increased compensation-related expenses of approximately $0.3 million and $0.9 million, respectively, and higher stock-based compensation expense of $0.4 million and $0.7 million, respectively. The increase in our headcount was primarily attributed to our acquisition of Centrality during the third quarter of 2007.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expense for the periods reported was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
General and administrative	$14,482	$8,416	$29,572	$14,901
Percentage of net revenue	23%	12%	24%	11%
Increase, period over period	$6,066		$14,671
Percentage increase, period over period	72%		98%

The increases in general and administrative expense in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, were primarily due to incremental on-going litigation activities and other legal expenses of $5.7 million and $12.6 million, respectively. The increases in general and administrative expense in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, were also attributable to increases in professional consulting services of $0.4 million and $0.6 million, respectively. Refer to Note 17, Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this report for a discussion of material legal proceedings.

Due to the inherent uncertainties of litigation, it is difficult for us to estimate how it will impact our general and administrative expense in the foreseeable future

Amortization of Acquisition-Related Intangible Assets

Acquired intangible assets other than goodwill, recorded as operating expenses on the unaudited condensed consolidated statement of operations, consist of assembled workforce, patents, trade names, and non-compete agreements. Amortization of intellectual property assets is included in research and development expense. Acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from less than 1 year to 13 years. Amortization of acquisition-related intangibles for the periods reported was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$2,489	$570	$4,978	$1,183
Percentage of net revenue	4%	1%	4%	1%
Increase, period over period	$1,919		$3,795
Percentage increase, period over period	337%		321%

The increases in amortization expense in the second quarter and first six months of 2008, as compared to the corresponding periods in prior year, were due to amortization expense of $1.9 million and $3.9 million, respectively, associated with intangible assets acquired as part of our acquisition of Centrality in August 2007.

Acquisition-Related Intangible Asset Impairment

In the second quarter and first six months of 2008, we performed an impairment analysis over acquisition-related intangible assets due to the significant decline in our stock price and our deteriorating demand outlook due to increased competitive pressures within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing our technology. Based on this impairment analysis over acquisition-related intangible assets, we wrote-off $30.4 million of acquisition-related intangibles related to customer relationships in the second quarter and first six months ended June 30, 2008, which is included in operating expenses on the condensed consolidated statement of operations. We also wrote-off $12.5 million of acquisition-related intangibles which is included in cost of sales on the condensed consolidated statement of operations. Due to the acquisition-related intangible asset impairment charges, we expect the future amortization expense to decrease. Refer to Note 11, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Restructuring and Asset Impairment Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Restructuring and asset impairment charges	$91	$—	$564	$—
Percentage of net revenue	0%	0%	0%	0%
Increase, period over period	$91		$564
Percentage increase, period over period	100%		100%

Restructuring and asset impairment charges in the second quarter and first six months of 2008, related to severance, asset impairment charges and lease exit costs for the South San Francisco, CA office, resulting from a corporate restructuring plan which was approved on March 21, 2008. Refer to Note 7, Restructuring, and Note 19, Subsequent Events, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Goodwill Impairment

Beginning in February 2008, we experienced a significant decline in its stock price, resulting in our market capitalization falling below our net book value. In addition, during the second quarter of 2008, our demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing our technology. As a result, we significantly reduced our forecasted revenue, gross margin and operating profit. These factors are considered indicators of impairment under our critical accounting policy as outlined in Note 1, Organization and Summary of Significant Accounting Policies, in Item 1 on this report, and as a result, we performed an interim goodwill analysis as of June 30, 2008. Based on the results of this goodwill analysis, we wrote-off the entire goodwill balance and recognized goodwill impairment charges of $215.7 million. Refer to Note 11, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Interest income, net	$732	$2,496	$1,881	$4,907
Other expense, net	(44)	(120)	(181)	(561)
Note receivable impairment	(11,800)	—	(11,800)	—

Other income, net	$(11,112)	$2,376	$(10,100)	$4,346

In the second quarter and first six months of 2008, we evaluated the recoverability of our note receivable and determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. As a result, we wrote-down the note receivable to the equivalent fair value of the collateral and recorded an impairment charge of $11.8 million on the Condensed consolidated statement of operations. Refer to Note 3, Fair Value, and Note 15, Note Receivable, to the Condensed Consolidated Financial Statements in Item 1 in this report for further information.

The decrease in interest income, net in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, was primarily due to lower invested balances maintained during the period at lower interest rates. Other expense, net was lower in the second quarter and first six months of 2008, as compared to the corresponding periods in the prior year, primarily due to settlement expense related to an employee arbitration award against SiRF recorded during the first quarter of 2007, which reflects the final settlement related to the employee arbitration matter.

Provision for Income Taxes

Provision for income taxes was $35.7 million and $0.1 million in the second quarter of 2008 and 2007, respectively, and $38.8 million and 1.2 million in the first six months of 2008 and 2007, respectively. The provision for income taxes in the second quarter and first six months of 2008 differs from the amount computed by applying the statutory federal rate primarily due to the provision for a valuation allowance against deferred tax assets and unbenefitted losses. The provision for income taxes for the second quarter and first six months of 2007 differs from the amount computed by applying the statutory federal rate principally due to research and development tax credits and the excess tax benefits associated with disqualified dispositions of incentive stock options, employee stock purchase plan and their effect on the research and development tax credit.

The provision for income taxes recorded in the second quarter of 2008 includes $2.3 million of income tax benefit related to a change in our estimated annual projected effective tax rate, as compared to the projected annual effective tax rate estimated during the first quarter of 2008, resulting from revisions made during the second quarter of 2008 to our forecasted results of operations and jurisdictional mix thereof. This $2.3 million of income tax benefit reduced our loss per share during the three and six months ended June 30, 2008 by $0.04 (basic and diluted).

Liquidity and Capital Resources

Financial Condition

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(21,736)	$8,289
Net cash used in investing activities	(931)	(21,439)
Net cash provided by financing activities	6,715	13,338

Net increase (decrease) in cash and cash equivalents	$(15,952)	$188

Cash Flows

As of June 30, 2008, we had $105.9 million in cash, cash equivalents and marketable securities and $130.5 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $139.4 million and $166.8 million in working capital as of December 31, 2007.

Operating Activities. Net cash used in operating activities was $21.7 million in the first six months of 2008, which resulted primarily from a net loss of $360.6 million adjusted for non-cash reconciling items of approximately $343.0 million, primarily related to impairment charges for goodwill of $215.7 million, impairment and amortization charges of identified intangible assets of $56.2 million, impairment of a note receivable of $11.8 million and stock-based compensation expense of $19.2 million. Net cash used in operating activities was also impacted by net changes in assets and liabilities of $4.1 million driven primarily by lower accounts payable of $9.3 million offset partially by lower accounts receivable of $5.7 million and inventory balances of $2.3 million. Refer to Note 11, Goodwill and Intangibles, and Note 15, Notes Receivable, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Net cash provided by operating activities was $8.3 million in the first six months of 2007, which resulted primarily from non-cash reconciling items of approximately $16.4 million and net income of $4.9 million. Non-cash reconciling items were comprised of stock-based compensation expense of $16.3 million, depreciation and amortization of $4.8 million, changes in deferred tax assets of $4.4 million and gross excess tax benefits from stock-based compensation of $5.3 million. Net cash provided from operating activities also decreased due to net changes in assets and liabilities of $13.1 million mainly due to an increase in accounts receivable of $12.1 million and an increase of $2.0 million in inventories, which was offset by an increase in deferred margin on shipments to distributors of $3.4 million and an increase to other accrued liabilities of $1.7 million.

Investing Activities. Net cash used in investing activities was $0.9 million in the first six months of 2008 and primarily resulted from the net maturities and sales of available-for-sale investments of $17.8 million, issuance of a notes receivable of $13.5 million, and to a lesser extent capital expenditures of $4.0 million and purchases of intellectual property assets of $1.3 million. Refer to Note 15, Notes Receivable, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Net cash used in investing activities was $21.4 million in the first six months of 2007 and primarily resulted from the net purchases of available-for-sale investments of $15.6 million and to a lesser extent capital expenditures of $3.8 million. During the second quarter of 2007, we also paid approximately $1.8 million in contingent cash payments associated with a past acquisition, which resulted in an increase in goodwill related to this previous acquisition.

Financing Activities. Net cash provided by financing activities was approximately $6.7 million in the first six months of 2008, which was due to the proceeds from issuance of common stock of approximately $6.3 million.

Net cash provided by financing activities was approximately $13.3 million in the first six months of 2007, which was primarily due to the proceeds from issuance of common stock’ of approximately $8.5 million and an increase in net financing cash flows of approximately $4.9 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

We maintain a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (5.0% as of June 30, 2008) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of June 30, 2008 or

December 31, 2007. There were no letters of credit collateralized by the line of credit as of June 30, 2008 or December 31, 2007. In the second quarter of 2008, we were not in compliance with one of the financial covenants associated with the line of credit. We have since sought and received a covenant waiver from our lender.

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

Contractual Obligations and Commitments

As of June 30, 2008, our contractual obligations and commitments are materially consistent with that disclosed as of December 31, 2007.

As of June 30, 2008, our total amount of unrecognized tax benefits was $10.0 million and is considered a long-term obligation. We have recognized a net amount of $2.9 million in ‘long-term income taxes payable’ for unrecognized tax benefits in our Condensed Consolidated Balance Sheet as of June 30, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. We consider highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of June 30, 2008 our cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government sponsored enterprises and money market accounts. We have analyzed our interest rate exposure to assess the impact of hypothetical changes in interest rates. We do not believe a hypothetical 10% decrease or increase in interest rates from the June 30, 2008 period end rates would have a material effect on the fair market value of our portfolio, our results of operations or cash flows.

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

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. During fiscal year 2007 and the first six months of 2008, we were party to the following material legal proceedings:

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same”, ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, the Administrative Law Judge’s (“ALJ’s”) Final Initial and Recommended Determination (“ID”) was filed June 13, 2008, and a target date for completion of this investigation is scheduled for October 13, 2008. The ID upheld the validity of SiRF’s U.S. patent no. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. patent number 7,043,363 invalid and not infringed. SiRF has petitioned the ITC for review of the ALJ’s ID. The Commission’s decision whether or not to review the ALJ’s ID is expected by August 14, 2008.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same”, ITC Investigation No. 337-TA-602. Upon its acquisition of Global Locate, Broadcom Corporation subsequently added as an additional Complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008. The Administrative Law Judge is expected to issue a decision by August 8, 2008, and a target date for completion of this investigation is scheduled for December 8, 2008.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. These complaints allege that we, and certain of our officers and directors, made misleading statements and/or omissions relating to our business and operating results in violation of the federal securities laws. These cases have been consolidated and a consolidated amended complaint was filed on July 28, 2008. In addition, in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of our officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and the filing of a consolidated amended complaint is currently scheduled for August 18, 2008.

On May 14, 2008, Broadcom Corporation filed a patent infringement complaint against SiRF Technology, Inc. in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology, Inc. answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, we have filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents that Broadcom recently asserted against SiRF in the Santa Ana, California federal district court. Through our Reexamination Requests and in view of substantial new questions of patentability raised by prior art not previously considered by the Patent Office, we are seeking review and invalidation of all four of the Broadcom patents-in-suit. Additionally, we intend to seek a stay of the federal district court case.

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

Litigation may be necessary to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and we may not prevail in any future litigation. For example, in December 2006, our subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. On February 8, 2007, we filed a complaint with the ITC, naming Global Locate, Inc., as the respondent, requesting an investigation under the Tariff Act of 1930. Upon its acquisition of Global Locate, Broadcom Corporation subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, the Administrative Law Judge’s, or ALJs, Final Initial and Recommended Determination, or ID, was filed June 13, 2008, and a target date for completion of this investigation is scheduled for October 13, 2008. The ID upheld the validity of SiRF’s U.S. patent no. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. patent number 7,043,363 invalid and not infringed. SiRF has petitioned the ITC for review of the ALJ’s ID. The Commission’s decision whether or not to review the ALJ’s ID is expected by August 14, 2008.

Litigation, whether or not determined in our favor or settled, could be costly and time-consuming and could divert management’s attention from our business. If there is a successful claim of infringement, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from selling our products or using technology that contains the allegedly infringing intellectual property. Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of our products and our customers’ products. For example, in April 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom was subsequently added as an additional Complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008. The Administrative Law Judge is expected to issue a decision by August 8, 2008, and a target date for completion of this investigation is scheduled for December 8, 2008. Any intellectual property litigation could have a material adverse effect on our business, operating results or financial condition.

We have been named as a party in several putative shareholder class action and derivative lawsuits, which could cause our business, financial condition, results of operations and cash flows to suffer.

We and certain of our officers and directors have been named as defendants in several putative class action lawsuits that allege violations of the Securities Exchange Act of 1934, and two shareholder derivative lawsuits alleging breaches of fiduciary duty, a description of which can be found in Item 1 (Legal Proceedings) above. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits. Regardless of the outcome, this litigation, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In response to the continued economic uncertainties, increased competition and expected continuing consumer demand weakness in the first half of the year, we adopted a restructuring plan in March 2008, to better align our resources with our current business objectives. As part of this restructuring plan, we will reduce our workforce and cancel and reprioritize certain engineering projects. Although we made considerable progress on the development of our mobile TV technology, we stopped further product development in the mobile TV space and are focusing our efforts on our core business. Most of the engineers associated with this project will be reassigned to our other core technology development programs. Also, in July 2008, we announced further restructuring efforts which will include reductions in force and reprioritization of certain engineering projects.

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

We may be required to record a significant charge to earnings if our identified intangible assets become impaired.

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

As a result of our latest impairment analysis, we recorded a goodwill impairment charge of $215.7 million and acquisition-related intangible asset impairment charge of $42.9 million. In determining fair value, we consider various factors including SiRF’s market capitalization, estimates of future market growth and trends, forecasted revenue and costs, expected periods over which our assets will be utilized and other variables. We based our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual results differ significantly from current estimates, we may need to further write-down intangible asset values to their fair values, which could result in material charges that could be adverse to our operating results and financial position.

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

We implemented a new ERP system on July 1, 2008 in order to improve our ability to report information accurately, reduce our reliance on manual processing and enhance our ability to respond to market developments more quickly. We believe we have taken the appropriate measures to ensure the successful implementation of the new system, including, but not limited to, hiring qualified consultants and performing extensive testing. However, implementations of this scope have inherent risks that could lead to a disruption in our financial, accounting and operations reporting as well as the inability to obtain access to key financial data. If we encounter problems with the implementation, we may be unable to accurately report our financial performance on a timely basis, which would aversely affect our business and our stock price could decline.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the second quarter and first six months of 2008, we had two customers that each accounted for 10% or more of our net revenue, and which collectively accounted for approximately 46% and 43%, respectively, of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

Our distributors account for a significant percentage of our net revenue and our reliance on third-party distributors subjects us to risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third-party distributors have been a significant factor in our ability to increase sales of our products. In the second quarter and first six months of 2008, we had one distributor that accounted for approximately 22% of our net revenue in both periods. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

We believe that over 90% of our net revenue during the second quarter and first six months of 2008 and 2007 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets are uncertain and may decline. If we cannot sustain or increase sales of our products in these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our net revenue to decline.

We derived approximately 76% and 82% of our net revenue from international sales in the second quarter of 2008 and 2007, respectively, and approximately 80% and 82% of our net revenue in the first six months of 2008 and 2007, respectively. International sales to the Asia-Pacific region accounted for approximately 55% and 77% of our net revenue in the second quarter of 2008 and 2007, respectively, and approximately 61% and 75% of our net revenue in the first six months of 2008 and 2007, respectively.

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

Changes in our senior management could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. Our Chief Executive Officer’s resignation was effective on April 17, 2008. Diosdado P. Banatao, a founder, and chairman of SiRF’s board of directors, has been appointed Executive Chairman and has assumed the role of Interim President and CEO. Our Chief Financial Officer’s resignation was effective on May 8, 2008, and we have assigned Philip Lau, Corporate Controller, as Principal Financial Officer. Mr. Lau has resigned effective August 8, 2008. In addition, our Chief Technology Officer resigned effective March 14, 2008. If the integration or departure of members of our senior management team does not go as smoothly as anticipated, it could affect our ability to successfully implement our business objectives and could negatively affect our business and financial performance.

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

Although a substantial majority of our net revenue is derived from sales of our chip sets and SoCs, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. License royalty revenue represented 3% of our net revenue in both the second quarter and first six months of 2008. If a significant licensee terminated its relationship with us, demands price reductions, decided to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenue, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

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

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of June 30, 2008, we had 257 patents granted worldwide. Of this total we have 179 patents granted in the United States and 78 patents granted in foreign countries, with expiration dates ranging from 2011 to 2027 along with 173 pending patent applications in the United States and 209 pending foreign patent applications. Our patent applications may not provide protection for all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

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

On the following dates we withheld the following shares of common stock pursuant to the exercise of outstanding options by net issuance in which the holders relinquished shares to cover the exercise price and withholding taxes for such shares of common stock:

Date	Total Number of Shares (or Units) Withheld	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2008	167	$5.91	None	N/A
May 31, 2008	149	$7.27	None	N/A
June 30, 2008	197	$4.32	None	N/A

On the following dates we withheld the following shares of common stock pursuant to the vesting of outstanding restricted stock units to cover the withholding taxes for such shares of common stock:

Date of Vesting	Shares of Common Stock Withheld	Average Fair Market Value in Period of Vesting
April 1, 2008 - April 31, 2008	50,609	$6.23
May 1, 2008 - May 30, 2008	28,448	$6.37
June 1, 2008 - June 30, 2008	16,419	$6.90

Item 6.	Exhibits

		Incorporated by Reference		Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Filing Date
31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Philip Lau pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification. (1)			X

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

SiRF Technology Holdings, Inc.

Date: August 8, 2008	By:	/s/ DIOSDADO P. BANATAO
Diosdado P. Banatao
Interim President and Chief Executive Officer
(Duly authorized officer)

Date: August 8, 2008		/s/ PHILIP LAU
Philip Lau
Corporate Controller
(Duly authorized principal financial officer)

EXHIBIT INDEX

		Incorporated by Reference		Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	Filing Date
31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Philip Lau pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification. (1)			X

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