Form 10-Q
period 2008-09-27
SIRF TECHNOLOGY HOLDINGS INC
filed 2008-11-05
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

62,480,360 shares of the Registrant’s common stock were outstanding as of November 1, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2008	December 31, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,139	$100,963
Marketable securities	27,948	38,446
Accounts receivable, net of allowance for doubtful accounts of $158 and $183 as of September 27, 2008 and December 31, 2007, respectively	36,187	37,060
Inventories	19,184	27,962
Current deferred tax assets	28	6,946
Prepaid expenses and other current assets	4,498	5,380

Total current assets	159,984	216,757
Property and equipment, net	14,088	13,147
Goodwill	—	215,752
Identified intangible assets, net	25,734	82,705
Long-term deferred tax assets	2,264	34,032
Other long-term assets	1,128	1,348
Note receivable	1,700	—

Total assets	$204,898	$563,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,452	$22,069
Accrued payroll and related benefits	8,761	12,590
Other accrued liabilities	9,508	6,145
Deferred margin on shipments to distributors	2,266	3,028
Deferred revenue	892	373
Advance contract billings	34	191
Rebates payable to customers	917	5,452
Capital lease obligations	—	129

Total current liabilities	37,830	49,977
Long-term deferred tax liabilities	170	169
Long-term income taxes payable	2,274	2,762
Long-term obligations	1,824	1,421

Total liabilities	42,098	54,329
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	583,864	548,895
Accumulated other comprehensive loss	(111)	(105)
Accumulated deficit	(420,959)	(39,384)

Total stockholders’ equity	162,800	509,412

Total liabilities and stockholders’ equity	$204,898	$563,741

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited Consolidated Financial Statements for the year ended December 31, 2007.

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Revenue:
Product revenue	$57,650	$89,434	$178,945	$224,198
License royalty revenue	2,421	1,727	6,239	4,828

Net revenue	60,071	91,161	185,184	229,026
Cost of revenue:
Cost of product revenue (includes stock-based compensation expense of $551 and $514 for the three months ended September 27, 2008 and September 30, 2007, respectively, and $1,160 and $1,053 for the nine months ended September 27, 2008 and September 30, 2007, respectively)	32,123	43,573	97,756	106,148
Amortization of acquisition-related intangible assets	2,307	2,642	9,709	3,578
Acquisition-related intangible asset impairment	—	—	12,472	—

Gross profit	25,641	44,946	65,247	119,300
Operating expenses:
Research and development (includes stock-based compensation expense of $5,691 and $6,285 for the three months ended September 27, 2008 and September 30, 2007, respectively, and $16,410 and $15,588 for the nine months ended September 27, 2008 and September 30, 2007, respectively)	27,282	26,413	83,039	70,418
Sales and marketing (includes stock-based compensation expense of $1,463 and $2,072 for the three months ended September 27, 2008 and September 30, 2007, respectively, and $4,825 and $4,689 for the nine months ended September 27, 2008 and September 30, 2007, respectively)	5,835	7,408	20,194	19,908
General and administrative (includes stock-based compensation expense of $2,405 and $2,732 for the three months ended September 27, 2008 and September 30, 2007, respectively, and $6,900 and $6,411 for the nine months ended September 27, 2008 and September 30, 2007, respectively)	12,001	10,484	41,573	25,385
Amortization of acquisition-related intangible assets	1,128	1,844	6,106	3,031
Acquisition-related intangible asset impairment	—	—	30,407	—
Restructuring and asset impairment charges	615	—	1,179	—
Goodwill impairment	—	—	215,717	—
Acquired in-process research and development	—	13,900	—	13,900

Total operating expenses	46,861	60,049	398,215	132,642
Operating loss	(21,220)	(15,103)	(332,968)	(13,342)
Interest income, net	659	1,674	2,540	6,581
Other income (expense), net	(179)	71	(360)	(490)
Note receivable impairment	—	—	(11,800)	—

Other income (loss), net	480	1,745	(9,620)	6,091
Net loss before provision for income taxes	(20,740)	(13,358)	(342,588)	(7,251)
Provision for income taxes	186	2,697	38,986	3,863

Net loss	$(20,926)	$(16,055)	$(381,574)	$(11,114)

Net loss per share:
Basic	$(0.34)	$(0.28)	$(6.22)	$(0.21)

Diluted	$(0.34)	$(0.28)	$(6.22)	$(0.21)

Weighted average number of shares used in per share calculations:
Basic	62,333	56,954	61,383	54,006

Diluted	62,333	56,954	61,383	54,006

See accompanying unaudited Notes to Condensed Consolidated Financial Statements.

SiRF TECHNOLOGY HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 30, 2007
Operating activities:
Net loss	$(381,574)	$(11,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	29,326	27,907
Depreciation and amortization of property and equipment	4,183	3,952
Loss (gain) on disposal of property and equipment	83	(9)
Noncash restructuring activities	186	—
Goodwill impairment	215,717	—
Note receivable impairment	11,800	—
Amortization of identified intangible assets	17,196	7,023
Impairment of identified intangible assets	42,879	365
Acquired in-process research and development expense	—	13,900
Accretion of investment discount	(439)	(726)
Deferred tax assets, net	38,687	(2,351)
Excess tax benefit from employee equity incentive plans	—	5,800
Gross excess tax benefit from stock-based compensation	(576)	(5,386)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	873	(23,115)
Inventories	8,815	(3,714)
Prepaid expenses and other current assets	882	1,498
Other long-term assets	220	(379)
Accounts payable	(6,615)	(427)
Accrued payroll and related benefits	(4,681)	(355)
Other accrued liabilities	3,396	134
Deferred margin on shipments to distributors	(762)	3,348
Deferred revenue	519	(131)
Advance contract billings	(157)	(276)
Rebates payable to customers	(4,535)	(1,555)
Other long-term liabilities	(42)	—

Net cash provided by (used in) operating activities	(24,619)	14,389

Investing activities:
Purchases of available-for-sale investments	(42,352)	(62,075)
Maturities and sales of available-for-sale investments	53,283	85,828
Net cash paid for business acquisitions, net cash acquired and purchase accounting adjustments	—	(103,368)
Purchases of property and equipment, net of disposals	(5,349)	(4,513)
Purchases of intellectual property assets	(3,148)	(400)
Issuance of note receivable	(13,500)	—

Net cash used in investing activities	(11,066)	(84,528)

Financing activities:
Proceeds from issuance of common stock	6,415	9,965
Principal payments under capital lease obligations	(129)	(189)
Gross excess tax benefit from stock-based compensation	576	5,386

Net cash provided by financing activities	6,862	15,162

Net decrease in cash and cash equivalents	(28,824)	(54,977)
Cash and cash equivalents at beginning of year	100,963	133,817

Cash and cash equivalents at end of year	$72,139	$78,840

Supplemental disclosures of cash flow information:
Non-cash transactions:
Fair value of common stock issued and options assumed in connection with Centrality acquisition	$—	$130,840

Acquisition-related purchase accounting adjustment	$—	$2,682

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

Fiscal Year End

Effective July 1, 2008, the Company has changed its fiscal year end so that the fiscal year is the 52- or 53- week period ending on the Saturday closest to December 31; provided however, that the Company’s fiscal 2008, and fourth quarter, will end on December 27, 2008, and its third quarter ended on September 27, 2008. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. In this report the Company compares the three and nine months ended September 27, 2008 to the three and nine months ended September 30, 2007. The difference in the periods due to the change in the fiscal year end is three days, which did not have a significant impact on the comparability of the Company’s financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated statements of operations and consolidated statement of cash flows to conform to the current year presentation. These reclassifications have no impact on previously reported net loss.

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

The Company defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of the Company’s products. Also, several of the Company’s distributors purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances the Company’s accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust the gross price to the applicable net price for those sales. This method has no impact to the Company’s condensed consolidated statement of operations because the sell through model is used.

The Company enters into co-branding rebate agreements with, and provides incentive rebates to certain direct customers and indirect customers (for products sold through distributors). The Company records reductions to revenue for commitments related to such incentive programs in accordance with Emerging Issues Task Force, or EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Co-branding agreements allow certain direct customers to receive a per-unit rebate for products purchased, provided the customer participates in the Company’s co-branding program. The co-branding program typically consists of placing the Company’s logo on the customer’s website or otherwise including it in marketing collateral or documentation. Incentive rebates are offered from time to time at the Company’s discretion to both direct and indirect customers and are also provided in the form of a per-unit rebate for products purchased. Accruals for the actual costs of these incentive programs are recorded at the time the related revenue is recognized and are recorded based on the contractual or agreed upon per-unit rebate of product purchased by direct customers or sold through by distributors. Commitments related to incentive programs to both direct and indirect customers are presented in the consolidated balance sheets as rebates payable to customers.

The Company licenses rights to use its intellectual property permitting licensees to utilize the Company’s technology. The Company also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. The Company recognizes revenue from standalone license rights to use the intellectual property in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition. Revenue from standalone rights to use the Company’s premium software products is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Subsequent to the sale of the Company’s premium software products, it has no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

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

Inventories

Inventory costs are determined using standard costs that approximate actual costs under the first-in, first-out method. The Company’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve estimates, such as customer product demand projections based on our historical experience, timing of new product introductions, timing of customer transitions to new products and sell through of products at different average selling prices. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, the Company may have higher gross margins when products incorporating inventory that was previously reserved are sold.

Stock-Based Compensation

The fair value of the Company’s employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 6, Stock-Based Compensation, including the price volatility of the underlying stock and the option’s expected term. With the exception of certain options assumed in connection with business combinations, the Company’s options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standard, or SFAS No. 123R, Share-Based Payment, the Company elected to use the simplified method as prescribed by SAB No. 107, to estimate the option’s expected term, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, the Company no longer uses the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company utilizes its own historical volatility in valuing its stock option grants and purchase rights under the Company’s 2004 Employee Stock Purchase Plan, or Purchase Plan. In addition, the Company estimates forfeitures at the time of grant, and revises if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s estimate of expected forfeitures considers historical termination behavior, as well as retention related incentives. The Company elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continues to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, the Company’s options’ actual lives, interest rates and forfeitures may be different from its assumptions, which would result in the actual fair value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill

Identified intangible assets consist of acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements, customer relationships, and intellectual property assets are amortized over their approximated weighted average estimated useful life of 5, 13, 4, 4, 2, 8 and 3 years, respectively.

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

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company tests for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2008, the Company performed an impairment analysis over identified intangible assets in accordance with its critical accounting policy and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $42.9 million in the condensed consolidated statement of operations under operating expenses, “Acquisition-related intangible asset impairment”. There was no additional impairment on acquisition-related intangible assets during the quarter ended September 27, 2008. Refer to Note 11, Goodwill and Identified Intangible Assets, for further information.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value under step one, goodwill is considered impaired and a second step is performed to determine the implied fair value of the goodwill and to measure the amount of goodwill impairment loss, if any. The Company performs its impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. As of June 30, 2008, the Company performed an interim goodwill impairment analysis in accordance with its critical accounting policy and determined that the entire goodwill balance was impaired. The Company recorded goodwill impairment charges of $215.7 million in the condensed consolidated statement of operations under operating expenses, “Goodwill impairment”. Refer to Note 11, Goodwill and Identified Intangible Assets, for further information.

In determining fair value, the Company considers various factors including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which the Company’s assets will be utilized and other variables. The Company’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. The Company bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, should actual results differ significantly from current estimates, the amount of impairment charges recorded in the first nine months of 2008 could be different or future impairment charges may result on identified intangible assets and other long-lived assets.

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

In preparing our condensed consolidated financial statements, the Company assesses the likelihood that its deferred tax assets will be realized from future taxable income. The Company establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the condensed consolidated statements of operations as a provision for (benefit from) income taxes. The Company exercises significant judgment in determining the provision for income taxes or deferred tax assets and liabilities and future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. As of September 27, 2008, the Company has recorded a valuation allowance of $33.0 million against its deferred tax assets, consisting primarily of net operating loss and tax credits carry forwards. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. The Company’s cumulative loss in the most recent three-year period, including the current net loss reported, represents negative evidence sufficient to maintain a valuation allowance under the provisions of SFAS No. 109. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

In October 2008, the FASB issued Financial Staff Position, or FSP, No. FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 27, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact the Company’s financial statements. Refer to Note 3, Fair Value, for further information.

Recently Issued Accounting Pronouncements

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP No. FAS 142-3 effective at the beginning of 2010. The adoption of FSP No. FAS 142-3 is not expected to have a material impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

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

Assets Measured at Fair Value on a Recurring Basis

The Company measures financial assets, specifically money market funds and marketable debt instruments, at fair value on a recurring basis. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of September 27, 2008:

		Fair Value Measurements at September 27, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$3,471	$3,471	$—	$—
United States government treasury (2)	19,975	—	19,975	—
Commercial paper (3)	57,349	—	57,349	—

Total	$80,795	$3,471	$77,324	$—

(1)	Included in cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	$8.0 million of which is included in cash and cash equivalents and $12.0 million of which is included in marketable securities on the Company’s condensed consolidated balance sheet.

(3)	$41.4 million of which is included in cash and cash equivalents and $16.0 million of which is included in marketable securities on the Company’s condensed consolidated balance sheet.

The Company’s investments in money market funds and marketable debt instruments (commercial paper and United States government treasury) are measured at fair value on a recurring basis. The Company’s money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1. The Company’s marketable debt instruments are fair valued using a matrix-based approach by a third party pricing service. A computer-based model considers the instruments days to final maturity and external credit rating in order to assign a current yield. An evaluated price is then calculated using that current yield. The following observable inputs are utilized as inputs into the daily matrix evaluations: maturity date, issue date, credit rating and settlement date and, therefore, these investments are classified as Level 2 instruments. As of September 27, 2008, the marketable debt instruments are stated at amortized cost which approximates fair value as determined by the matrix-based approach.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures certain financial assets at fair value on a nonrecurring basis. The Company measured its note receivable at fair value during the nine months ended September 27, 2008 as follows:

		Fair Value Measurements at September 27, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss)
Note receivable	1,700			1,700	(11,800)

Total	$1,700	$—	$—	$1,700	$(11,800)

In the second quarter of 2008, the Company determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder, which resulted in other-than-temporary impairment charges. Refer to Note 15, Note Receivable, for further information. When the Company determined that the note receivable was impaired, it applied the practical expedient under SFAS No. 114, Accounting for Creditors for Impairment of a Loan, and measured the fair value, as defined by SFAS No. 157, Fair Value Measurements, of the collateral on the note receivable. The Company utilized an independent external service provider to assist in its determination of the fair value of the collateral on the note receivable. The fair value of the collateral on the note receivable, specifically the security interest in the intellectual property, was estimated using a discounted cash flow analysis under the relief from royalty method, based on a valuation by the independent external service provider that management fully accepted and agreed with. The discounted cash flow analysis included inputs, such as, revenue forecasts based on market and industry research, guideline company indications and royalty rates, as well as an analysis of the intellectual property, including the expected useful lives and, therefore, the note receivable is classified as a Level 3 instrument, as the inputs used in the analysis are unobservable and required significant management judgment. The Company wrote down its note receivable to the equivalent of the determined fair value of its collateral of $1.7 million, resulting in an impairment charge of $11.8 million. There was no additional impairment recorded during the quarter ended September 27, 2008. The note receivable was outside the Company’s normal operations, and therefore, the Company classified the impairment charge as non-operating expense in the current condensed consolidated statement of operations for the nine months ended September 27, 2008.

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

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three and nine months ended September 27, 2008 and September 30, 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(In thousands, except per share amounts)
Numerator:
Net loss	$(20,926)	$(16,055)	$(381,574)	$(11,114)

Denominator:
Weighted average common shares outstanding	62,383	57,208	61,565	54,305
Less: Weighted average common shares outstanding subject to repurchase	(50)	(254)	(182)	(299)

Total weighted average shares used in net loss, basic	62,333	56,954	61,383	54,006

Net loss per share:
Basic	$(0.34)	$(0.28)	$(6.22)	$(0.21)
Diluted	$(0.34)	$(0.28)	$(6.22)	$(0.21)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below:

	September 27, 2008	September 30, 2007
	(In thousands)
Outstanding common stock options	7,867	10,373
Restricted stock units	3,316	1,805

	11,183	12,178

Note 5. Acquisitions

Fiscal 2007

Centrality Communications, Inc.

On August 6, 2007, SiRF acquired Centrality Communications, Inc., a developer of navigation processor solutions for portable navigation devices. The acquisition enabled SiRF to deliver end-to-end, multifunction location platforms employing system-on-chip, SoC, technology to location-enable a range of devices and services. The acquisition further expanded SiRF’s engineering capabilities to deliver cost effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. The acquisition also helped SiRF’s customers, operators and content partners to add more value to their offerings and bring their products to market faster while enhancing the consumer experience. Under the terms of the definitive agreement, SiRF paid an aggregate of $108.2 million in cash and issued 5,992,159 shares of SiRF common stock in exchange for all of the outstanding common stock of Centrality. SiRF also assumed certain equity awards that may be exercised for an aggregate of 2,097,310 shares of SiRF common stock in exchange for Centrality outstanding stock options. Any equity award not assumed by SiRF received a cash payment equal to $5.44 per share for an aggregate of $1.7 million in additional purchase consideration. The operating results of Centrality have been included in SiRF’s consolidated financial results since the August 6, 2007 acquisition closing date.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. An allocation of the purchase price was made to major categories of assets and liabilities based on management’s best estimates at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. As noted under Note 1 above, the Company performed a goodwill analysis in accordance with its critical accounting policy and determined that the entire goodwill balance as of June 30, 2008 was impaired. Refer to Note 11, Goodwill and Intangible Assets, for further information.

Note 6. Stock-Based Compensation

SiRF accounts for its stock-based compensation in accordance with the provisions of SFAS No. 123R. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The fair value of SiRF’s stock options and the purchase rights under the Purchase Plan are estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the Company’s underlying common stock. Actual volatility, actual lives, actual forfeiture rates and interest rates may differ from the Company’s assumptions, which would result in an actual value of the options being different than estimated at the initial measurement date. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R. SiRF continues to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

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

The fair value of stock options and new purchase rights were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Stock Options				Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Risk-free interest rate	2.6%	4.5%	2.7%	4.6%	—	—	2.2%	4.9%
Average expected term (in years)	3.8	3.2	3.8	3.7	—	—	1.4	1.3
Volatility	78%	56%	75%	56%	—	—	97%	59%
Dividend yield	—	—	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the third quarter of 2008 and 2007, was $1.22 and $14.64, respectively. The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the nine months ended September 27, 2008 and September 30, 2007 was $3.05 and $13.86, respectively. No options were granted in the periods presented with exercise prices below the deemed fair market value of common stock. For options assumed in connection with acquisitions, the fair value of the option is estimated at the date of acquisition.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. There were no new purchase rights in the third quarter of 2008 and 2007. The weighted average fair value of new purchase rights was $4.50 and $9.72 during the nine months ended September 27, 2008 and September 30, 2007, respectively.

Stock Option and Employee Stock Purchase Plan

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and non-employees. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of the Company’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of September 27, 2008, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 1,621,947 shares of common stock were outstanding.

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

Under the 2004 Plan, options generally expire between six and ten years from the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by the Company’s Board of Directors and generally provide for shares to fully vest over a two to four year period. As of September 27, 2008, 5,092,086 options to purchase common stock and 3,316,442 unvested restricted stock units granted were outstanding and 5,681,612 shares were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon the Company’s completion of the initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increases by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. In accordance with this provision, for fiscal 2007, the Board of Directors elected to not increase the number of shares reserved for issuance under the Purchase Plan. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. The initial offering period commenced on April 22, 2004, the effective date for the initial public offering of SiRF’s common stock. There were 285,980 shares of common stock issued under the Purchase Plan during the nine months ended September 27, 2008 and 1,352,774 shares were available for issuance under the Purchase Plan. As of September 27, 2008, there was $3.1 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in conjunction with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of September 27, 2008, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 9,143 shares of common stock were outstanding.

Centrality 1999 Stock Plan

In August 2007, in conjunction with the acquisition of Centrality, SiRF assumed the existing Centrality 1999 Stock Plan, or the Centrality Plan. All unvested options granted under the Centrality Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of September 27, 2008, no additional options can be granted under the Centrality Plan and options to purchase a total of 1,143,400 shares of common stock were outstanding.

Outstanding Stock Options and Restricted Stock Units

A summary of stock option activity during the nine months ended September 27, 2008 is presented below:

Options	Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2007	9,773,393	$14.77
Granted	739,495	$5.48
Exercised	(1,325,007)	$3.69
Forfeited/Expired	(1,321,305)	$21.19

Options outstanding, September 27, 2008	7,866,576	$14.68

As of September 27, 2008, there was approximately $26.5 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 2.1 years. Net cash proceeds from the exercise of stock options were approximately $4.9 million and $7.5 million for the first nine months ended September 27, 2008 and September 30, 2007, respectively. The total intrinsic value of options exercised during the first nine months of 2008 was approximately $4.7 million.

A summary of restricted stock unit activity during the nine months ended September 27, 2008 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2007	1,834,053	$25.05
Granted	2,468,195	$5.56
Vested	(415,426)	$25.41
Forfeited	(570,547)	$18.26

Unvested, September 27, 2008	3,316,275	$11.67

The fair value of the Company’s restricted stock units is calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 27, 2008, there was $23.3 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.5 years. During the first nine months of 2008, the weighted average grant date fair value of restricted stock units that vested was $10.6 million. The weighted average grant date fair value of restricted stock units that vested during the first nine months of 2007 was $5.0 million.

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and are contingent upon the continued employment of the recipients. As of September 27, 2008, the Company had 195,319 contingent shares of common stock outstanding and $0.3 million of unrecognized compensation cost related to these contingent shares, which is expected to be recognized over a weighted average period of 7 months.

Additionally, SiRF permits certain employees to exercise their unvested common stock options covered by their option agreements and has the right to repurchase the unvested shares from the employee at the original sale price. No other shares of common stock were subject to a repurchase right at September 27, 2008.

Performance Share Awards

The Company entered into Performance Share Award Agreements with certain executives in the prior year. These awards provide the executives with the opportunity to earn shares of SiRF common stock, the number of shares which shall be pursuant to, and subject to the attainment of performance goals. The performance goals are determined based on the Company’s cumulative revenue growth and cumulative operating income margin over a two year period. The target number of shares to be earned ranges from 10,000 to 50,000 shares, depending on the extent to which the performance goals are met. The Company will withhold shares of common stock that otherwise would be issued to the executives when the award is settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount. In the second quarter of 2008, the performance awards granted to the former CEO and former CFO were forfeited with their resignations from the Company. In the third quarter of 2008, the performance awards granted to the former Vice President of Sales were forfeited with his resignation from the Company.

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

As of September 27, 2008, the Company does not anticipate a payout of any shares under the Performance Share Award agreements. To the extent the anticipated number of shares to be earned changes, the corresponding change in compensation cost will be accounted for in the period of change by recording a cumulative catch-up adjustment to retroactively apply the new estimate accordingly.

Note 7. Restructuring

On March 21, 2008, the Company approved a corporate restructuring plan, or Plan, in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, the Company has reduced its workforce through a combination of immediate lay-offs, elimination of non-essential positions and attrition. Also, as part of the Plan, the Company closed the South San Francisco, California, office on June 1, 2008. In addition, as part of the Plan, the Company has stopped further product developments in the mobile TV space. These restructuring activities have resulted in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations, including leased facilities and impairment of long-lived assets. The Company also initially considered closing its office in Sweden. Upon further consideration, the Company decided to reevaluate the Sweden office closing and explore other options with respect to its divestiture, and therefore the Company has not recorded any charges related to Sweden during the first nine months ended September 27, 2008. On July 24, 2008, the Company announced further reductions in force and reprioritizing of certain engineering projects. Related to these restructuring activities, the Company has incurred total pre-tax restructuring charges during the nine months ended September 27, 2008 of $1.2 million, $1.0 million all of which were cash expenditures. The Company expects all restructuring activities to be substantially completed by December 27, 2008. The restructuring charges are reported in the condensed consolidated statements of operations under operating expenses, “Restructuring and asset impairment charges”. Restructuring and asset impairment charges were as follows:

	Three Months Ended September 27, 2008	Nine Months Ended September 27, 2008
	(In thousands)
Employee severance and benefit arrangements	$653	$940
Asset impairment charges	—	186
Facility and other charges	(38)	53

Total restructuring and asset impairment charges	$615	$1,179

The following table provides a summary of the activities for the nine months ended September 27, 2008 related to the Company’s restructuring activities:

	Employee Severance and Benefits	Asset Impairments	Facility and Other	Total
	(In thousands)
Restructuring balance, December 31, 2007	$—	$—	$—	$—
Charged to costs and expenses	940	186	53	1,179
Non-cash items	—	(186)		(186)
Cash payments	(940)	—	(28)	(968)

Restructuring balance, September 27, 2008	$—	$—	$25	$25

Note 8. Inventories

Inventories consist of the following:

	September 27, 2008	December 31, 2007
	(In thousands)
Work-in-process	$8,260	$6,921
Finished goods	10,924	21,041

Total	$19,184	$27,962

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

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(In thousands)
Net revenue:
United States	$10,105	$8,656	$35,138	$34,108
International:
Asia-Pacific	41,190	76,462	117,028	180,398
Europe	5,780	4,369	24,836	9,213
Other	2,996	1,674	8,182	5,307

Total net revenue	$60,071	$91,161	$185,184	$229,026

During the three months ended September 27, 2008, the United States, China and Taiwan accounted for 17%, 23%, and 34% of net revenue, respectively. During the three months ended September 30, 2007, Taiwan and China accounted for 58% and 14% of net revenue, respectively. No other countries accounted for more than 10% of the Company’s consolidated net revenue during the third quarter of 2008 and 2007.

During the nine months ended September 27, 2008, the United States, China, Taiwan and Hungary accounted for 19%, 15%, 36% and 10%, respectively. During the nine months ended September 30, 2007, the United States, China and Taiwan accounted for 15%, 10% and 55%, respectively. No other countries accounted for more than 10% of the Company’s consolidated net revenue during the first nine months of 2008 and 2007.

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

The following table summarizes long-lived assets by geographic region:

	September 27, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$10,747	$8,855
International:
China	1,243	1,172
India	945	1,589
Sweden	983	1,291
Other	170	240

Total long-lived assets	$14,088	$13,147

Long-lived assets include fixed assets and are reported based on the location of the asset.

Note 10. Customer Concentration

As of September 27, 2008, three customers accounted for 20%, 15% and 10% of net accounts receivable. As of December 31, 2007, three customers accounted for 21%, 15% and 12% of net accounts receivable.

During the three months ended September 27, 2008, two customers accounted for 23% and 12% of net revenue. During the three months ended September 30, 2007, three customers accounted for 35%, 14% and 10% of net revenue. During the nine months ended September 27, 2008, two customers accounted for 22% and 18% of net revenue. During the nine months ended September 30, 2007, three customers accounted for 34%, 13% and 12% of net revenue.

Note 11. Goodwill and Identified Intangible Assets

Balance as of December 31, 2007	$215,752
Subtractions - Centrality acquisition	(45)
Subtractions - Goodwill impairment	(215,707)

Balance as of September 27, 2008	$—

Beginning in February 2008, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its net book value. In addition, in the second quarter of 2008, the Company’s demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand devices utilizing the Company’s technology. As a result, the Company significantly reduced its forecasted revenue, gross margin and operating profit. These factors are considered indicators of potential impairment under the Company’s critical accounting policy as outlined in Note 1, and as a result, the Company performed an interim goodwill impairment analysis as of June 30, 2008. The fair value of the Company was estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. The income approach requires estimates such as, expected revenue, gross margin and operating expenses, in order to discount the sum of future cash flows using the Company’s weighted average cost of capital. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data; management fully accepted and agreed with the valuation report. The Company utilized an independent external service provider to calculate the fair value of the reporting unit under step one and to calculate the fair value of the Company’s tangible and intangible net assets under step two of the goodwill impairment analysis. Based on the results of step one of the goodwill analysis, it was determined that the Company’s net book value exceeded its estimated fair value. As a result, the Company performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of the Company and the sum of the fair value of the identified net assets results in the residual value of goodwill. Specifically, the Company allocated the estimated fair value of SiRF as determined in the first step of the goodwill analysis to recognized and unrecognized net assets, including allocations to intangible assets, such as developed technology, in-process research and development, brand and trade names. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, the Company wrote-off the entire goodwill balance and recognized goodwill impairment charges of $215.7 million in the condensed consolidated statement of operations under operating expenses, “Goodwill impairment” in the second quarter of 2008. Refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional information.

Identified intangible assets at September 27, 2008, consist of the following:

	Gross (1)	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$42,498	$(26,073)	$16,425
Acquisition-related customer relationships	8,393	(7,887)	506
Acquisition-related assembled workforce	955	(597)	358
Acquisition-related patents	2,000	(513)	1,487
Acquisition-related trade names	4,100	(1,367)	2,733
Acquisition-related non-compete agreements	4,240	(2,473)	1,767

Total acquisition-related intangible assets	62,186	(38,910)	23,276
Intellectual property assets	4,350	(1,892)	2,458

Total identified intangible assets	$66,536	$(40,802)	$25,734

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

As mentioned above, beginning in February 2008, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its net book value. In addition, in the second quarter of 2008, the Company’s demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand devices utilizing the Company’s technology. As a result, the Company significantly reduced its forecasted revenue, gross margin and operating profit. As a result, SiRF performed an impairment analysis for its intangible assets in accordance with the Company’s policy for reviewing long-lived assets for impairment as discussed in Note 1. The Company utilized an independent external service provider to determine the estimated undiscounted cash flows and to calculate the fair value of the identified intangible assets to measure the impairment loss. The impairment analysis for identified intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, the Company estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates such as, expected revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset and consideration of the aggregate business of the Company. The Company tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data; management fully accepted and agreed with the valuation report. As a result of this analysis, the Company wrote-off the difference between the identified intangible assets’ estimated fair value and the carrying values which resulted in impairment charges on acquisition-related intangibles totaling $42.9 million of which $12.5 million related to acquisition-related developed and core technology was included as cost of revenue and $30.4 million related to customer relationships was included as operating expenses in the condensed consolidated statement of operations. There was no additional impairment on acquisition-related intangible assets during the quarter ended September 27, 2008.

Amortization expense of acquisition-related intangible assets included in cost of revenue and operating expenses was $3.4 million and $4.5 million for the three months ended September 27, 2008 and September 30, 2007, respectively, and $15.8 million and $6.6 million for the nine months ended September 27, 2008 and September 30, 2007, respectively. Amortization of intellectual property assets was $0.5 million and $0.1 million for the three months ended September 27, 2008 and September 30, 2007, respectively, and was $1.4 million and $0.4 million for the nine months ended September 27, 2008 and September 30, 2007, respectively. Amortization expense of intellectual property assets was included primarily in research and development expense in the condensed consolidated statement of operations for the three and nine months ended September 27, 2008 and September 30, 2007.

Estimated future amortization expense related to identified intangible assets at September 27, 2008 is as follows:

Fiscal Year Ending	Amount
(In thousands)
2008 (Remaining 3 months)	$3,780
2009	12,589
2010	7,557
2011	812
2012	164
Thereafter	832

Total	$25,734

Note 12. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors, are as follows:

	September 27, 2008	December 31, 2007
	(In thousands)
Deferred distributor revenue	$3,619	$4,718
Less: Inventory held at distributors	(1,353)	(1,690)

Deferred margin on shipments to distributors	$2,266	$3,028

Note 13. Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(In thousands)
Net loss	$(20,926)	$(16,055)	$(381,574)	$(11,114)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale securities	7	39	(6)	38

Total comprehensive loss	$(20,919)	$(16,016)	$(381,580)	$(11,076)

Note 14. Income Taxes

On January 1, 2007, the Company adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.

As of September 27, 2008, the Company’s total amounts of unrecognized tax benefits was $10.2 million, of which $0.1 million, if recognized, would affect the Company’s effective tax rate. Separately, the Company has recognized a net amount of $2.3 million in ‘long-term income taxes payable’ for unrecognized tax benefits in its condensed consolidated balance sheets.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. The cumulative amount of interest and penalties accrued at September 27, 2008 was approximately $0.1 million.

As of September 27, 2008, the Company does not expect a material change to the total amount of unrecognized tax benefits over the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The tax years 1995 to 2007 remain subject to examination by federal and state tax authorities. Generally, years beginning after 2005 are open to examination by tax authorities in major foreign jurisdictions.

Note 15. Note Receivable

On January 24, 2008, the Company entered into a loan and security agreement whereby SiRF agreed to make two advances totaling $13.5 million to a potential acquisition target in connection with the Company’s proposal to acquire all outstanding shares of this entity. The loan agreement is collateralized by a security interest in all of the noteholder’s current and subsequently acquired assets, including without limitation all accounts, documents, equipment, general intangibles, goods, fixtures, instruments, inventory, financial assets and money. The Company has also entered into a Form of Intellectual Property Security Agreement whereby SiRF obtained a security interest in all of the target entity’s rights, title and interest in, its intellectual property, including without limitation copyrights, patents and trademarks. The entire outstanding principal balance of the advances bears interest at a fixed rate of 5.0% per annum, and is payable on July 24, 2009 or at an earlier date, if the noteholder is acquired by a party other than SiRF pursuant to the terms of the agreement. Subsequent to executing this agreement, SiRF decided not to proceed with the acquisition. In the second quarter of 2008, the Company determined it was no longer probable that the principal under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. As mentioned under Note 3 above, the Company performed an impairment analysis of the fair value of the note receivable and, as a result of that analysis, recorded an impairment charge of $11.8 million. There was no additional impairment recorded during the quarter ended September 27, 2008. Refer to Note 3, Fair Value, for further information.

Note 16. Short-Term Credit Facility

The Company maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (5.0% as of September 27, 2008) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of September 27, 2008 or December 31, 2007. There were no letters of credit collateralized by the line of credit as of September 27, 2008 or December 31, 2007. In the third quarter of 2008, we were not in compliance with one of the financial covenants associated with the line of credit. The Company has sought and received a covenant waiver from our lender.

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

From time to time the Company enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with the Company’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chipsets and to license the Company’s IP core technology or embedded software, under which the Company may indemnify customers for intellectual property infringement claims, product liability claims or recall campaign claims related specifically to the Company’s products. As for indemnifications related to intellectual property, these guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims alleged against the Company’s products. Indemnifications related to product liability claims generally require the Company to compensate the other party for damages stemming from use of the Company’s products. Indemnifications related to recall campaigns generally require the Company to compensate the other party for costs related to the repair or replacement of defective products. The nature of the intellectual property indemnification, the product liability indemnification, and the recall campaign indemnification prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers in the event the Company is required to meet its contractual obligations. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations. We can provide no assurance as to the impact of the litigation on our customers and we may be subject to indemnification claims in the future.

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same”, ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, and the Administrative Law Judge’s, or ALJ’s, Final Initial and Recommended Determination, or ID, was filed June 13, 2008. The ID upheld the validity of SiRF’s U.S. patent no. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. patent No. 7,043,363 invalid and not infringed. On June 27, 2008, the parties submitted to the ITC Petitions for Review of the ID. On August 14, 2008, a Notice of Commission Decision Not to Review a Final Determination Finding No Violation of Section 337 was issued, whereby the ITC determined not to review the ID. On October 13, 2008, SiRF filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, appealing the ITC’s decision and all underlying orders, rulings, and findings, including the ID.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same”, ITC Investigation No. 337-TA-602. Upon its acquisition of Global Locate, Broadcom Corporation was subsequently added as an additional Complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008.

On August 8, 2008, the ALJ issued a Notice regarding the Initial Determination in this matter. This Notice contained conclusions of law that all 6 of the asserted Broadcom patents (1) had an existing domestic industry, (2) were valid, and (3) were infringed by certain of SiRF’s products. On August 22, 2008, the ALJ issued a Recommended Determination on Remedy and Bonding in this matter, which recommended to the ITC that, if a violation of Section 337 has occurred (1) those of SiRF’s products that are accused products in the investigation, if found to infringe a patent at issue in the investigation, should be excluded from the United States, (2) an exclusion order should be issued prohibiting the importation into the United States of products containing any of such SiRF products (i.e. “downstream” products) that may be found to infringe, and (3) a Cease and Desist Order should be issued prohibiting SiRF and SiRF’s four named customers from importing or selling products that may be found to infringe any asserted patent. On August 25, 2008, SiRF filed a Petition to Review the Initial Determination with the ITC. In addition to SiRF’s Petition, the ITC’s Office of Unfair Import Investigations also independently filed a Petition for Review of the Initial Determination.

On October 9, 2008, the ITC issued a Notice indicating that it had determined to review in part the Initial Determination. Specifically, the ITC has determined to review (1) the ALJ’s finding that Global Locate has standing to assert U.S. Patent No. 6,606,346, a patent that was asserted by Global Locate against a certain SiRF hardware product; (2) the ALJ’s finding that SiRF directly infringes claim 1 of U.S. Patent No. 6,704,651 (asserted against certain SiRF software) through its commercial activities; and (3) the ALJ’s finding that SiRF directly infringes claim 1 of U.S. Patent No. 6,651,000 (also asserted against certain SiRF software) through its commercial activities. The ITC determined not to review the remaining issues presented by SiRF and by the Office of Unfair Import Investigations in their respective Petitions for Review, including issues related to the ALJ’s finding of infringement of U.S. Patent Nos. 6,417,801, 6,937,187, and 7,158,080 (each of which was also asserted against certain SiRF software); the ALJ had found that each of those patents was infringed by SiRF’s commercial activities. Additionally, both SiRF and Broadcom will have an opportunity to present their positions to the ITC concerning the scope of any orders that may be entered by the ITC, the amount of any bond that may be required to be posted during the 60-day Presidential review period, and any public interest factors that would weigh against preventing the importation of certain SiRF products. With respect to the scope of remedy, the United States Court of Appeals for the Federal Circuit on October 14, 2008 in Kyocera Wireless Corp. v. ITC held that the ITC has no statutory authority to issue a Limited Exclusion Order against downstream products of parties who are not named as respondents in an ITC case. The vast majority of SiRF’s customers are not named as respondents in Broadcom’s pending ITC case against SiRF. In view of Kyocera Wireless Corp. v. ITC and because the ALJ had not yet issued a public version of the Recommended Determination on Remedy and Bonding, the ITC extended by thirty (30) days the target date of the investigation. The ITC’s final determination is now due on January 8, 2009. (The public version of that Recommended Determination on Remedy and Bonding was issued on October 30, 2008.) The ITC’s Final Determination is scheduled to be issued no sooner than January 8, 2009, which is the scheduled date for the ITC’s investigation to conclude. If the ITC determines to issue an exclusion order, the President of the United States will have 60 days to review the order and possibly disapprove the order on public interest grounds. It may well be that the President, acting though the United States Trade Representative, will not find any compelling circumstances to disapprove the order. During the 60-day Presidential review period, SiRF may continue importation of its accused products subject to an import bond being posted; however, after concluding its investigation in January, the ITC may decide not to adopt the Recommended Determination on Remedy and Bonding, in whole or in part, and similarly the ITC may decide not to accept the Recommendation in whole or in part. Currently there is no ban on shipment of SiRF’s or its customers’ products. The ITC will not make any final determination until January, after the ITC has finished its investigation and made a final determination on the scope of any order.

On May 14, 2008, Broadcom Corporation filed a patent infringement complaint against SiRF Technology, Inc. in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology, Inc. answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, the Company has filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents. Through its Reexamination Requests and in view of substantial new questions of patentability raised by prior art not previously considered by the Patent Office, the Company is seeking review and invalidation of all four of the Broadcom patents-in-suit. The U.S. Patent and Trademark Office granted each of the Company’s requests for reexamination with respect to the four patents and has ordered their reexamination. On September 15, 2008, the Honorable James V. Selna denied the Company’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its nascent stages and no estimate can be made about the likelihood or impact of any final decision.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. These complaints allege that the Company, and certain of its officers and directors, made misleading statements and/or omissions relating to our business and operating results in violation of the federal securities laws. These cases have been consolidated and a consolidated amended complaint was filed on July 28, 2008. On September 26, 2008, the Company filed a motion to dismiss all claims asserted in the consolidated amended complaint. In addition, in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of the Company’s officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and the filing of a consolidated amended complaint is currently scheduled for November 17, 2008.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. If infringement claims are brought against us these assertions could distract management and necessitate our expending potentially significant funds and resources to defend or settle such claims. The Company cannot be certain that it will have the financial resources to defend itself against any patent or other intellectual property litigation. If the Company is unsuccessful in any challenge to its rights to market and sell its products, the Company may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•

expense significant resources to modify or redesign our products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•

obtain licenses to the disputed rights, which could require the Company to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all, or to cease marketing the challenged products.

Before the Company could be successful in defending an infringement claim, the Company’s customers may already be reluctant to include the Company on their future product design. Therefore, even if the Company is successful in defending an infringement claim, negative publicity could already have a material adverse effect on the Company’s business in addition to the expense, time delay, and burden on management of litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements, including, but not limited to, statements about the expected growth of the our product development, the impact and success of our acquisitions or investments, the impact and success of our restructuring, the impact of current and potential legal proceedings, the impact of weakening demand, increased competition and a weak macroeconomic environment on our business, the demand for and our ability to meet market demand for low power and small size Global Positioning Systems functionality products, the anticipated benefits of our products, our leadership position, the decline in average selling prices, our expectations regarding the amount of our net revenue from sales to the Asia-Pacific region, our belief that a significant amount of the systems designed and manufactured by customers in the Asia-Pacific region are subsequently sold to original equipment manufacturers outside of that region, our anticipated growth, our anticipated cash needs, our estimates regarding our capital requirements, our needs for additional financing, the impact from changes in interest rates and foreign currency rates, our tax liability, our inventory and potential write-offs, our critical accounting policies, our disclosure controls and procedures, our expectations on competition, our dependency on establishing and maintaining relationships with established providers and industry leaders, our successful integration of acquired businesses, our acquisitions of or investments in complementary technologies, our expectations regarding our dependency on future sales of the SiRFstarIII and SiRFAtlas product lines, our revenue and sources of revenue, our international operations, our stock price volatility, the fluctuation of our revenue and operating results, our gross margins, our operating expenses, our successful implementation of our new ERP system, our dependency on relationships with and concentration of our customers, potential price reductions, our dependency on qualified personnel, our ability to qualify a new foundry or process, global economic environment, our intellectual property, including our ability to obtain patents in the future and protection of intellectual property in foreign countries. These forward-looking statements may be identified by such terms as “anticipate,” “believe,” “may,” “might,” “expect,” “will,” “intend,” “could,” “can,” or the negative of those terms or similar expressions intended to identify forward-looking statements.

These forward-looking statements are subject to risks and uncertainties which may cause actual results to differ materially from those expressed or implied by the forward-looking statements, such as, without limitation, the development of the market for GPS-based location awareness technology, factors affecting our quarterly results, our sales cycle, price reductions, our dependence on and qualification of foundries to manufacture our products, production capacity, our ability to adequately forecast demand for our products, our customer relationships, our ability to compete successfully, our ability to successfully integrate acquired businesses, our ability to successfully implement our restructuring plan, our product warranties, the impact of our legal proceedings, the impact of our intellectual property indemnification practices and other risks discussed in “Risk Factors” in this report. These forward-looking statements represent our estimates and assumptions only as of the date of this report. Unless required by law, we undertake no responsibility to update these forward-looking statements.

All references to “SiRF,” “we,” “our,” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS®, Centrality®, Atlas®, the SiRF name and orbit design logo and Multimode Location Engine® are our registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, SiRFSoftGPS™, SiRFDiRect™ LocativeMedia™, SiRFDemo™, SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFInstantFixII™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™, Titan™, SiRFprima™, SiRFatlas™, SiRFtitan™, Go Ahead, Explore™,, iBTStack™, iWaltz™, iWiND™, and iWiSH™. This quarterly report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

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

Our operations are directly impacted by cyclicality in the semiconductor industry, which is characterized by wide fluctuations in product supply and demand. This cyclicality could cause our operating results to decline dramatically from one period to the next. Additionally, our results are impacted by our customers’ ability to predict end-user (i.e. consumer) demand for the devices they sell utilizing our products, as well as the consumer demand. Continuing uncertainties in the global economic environment, which affect consumer demand, coupled by intensifying market competition, have negatively impacted our result of operations in the recent quarters (as further described below under “Assets Impairment”), and may continue for the near future and beyond.

Assets Impairment

Beginning in February 2008, we continued to experience a significant decline in our stock price, resulting in our market capitalization falling below our net book value. In addition, during the second quarter of 2008, our demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing our technology. In addition, litigation has continued to be a significant expense in the first nine months of 2008 at $18.0 million. Refer to Item 1, Legal Proceedings, under Part II, Other Information, in this report for further information. As a result, in the second quarter of 2008, we significantly reduced our forecasted revenue, gross margin and operating profit.

These factors outlined above triggered an impairment analysis of our goodwill and acquisition-related intangible assets in the second quarter of 2008. We also performed impairment analyses of our deferred tax assets and note receivable. Based upon the impairment analyses in the second quarter of 2008, we recorded the following non-cash charges in the first nine months of 2008:

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

Additionally, we evaluated the recoverability of our note receivable and determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. Accordingly, we recorded impairment charges of $11.8 million in the first nine months of 2008. Refer to Note 15, Note Receivable, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information, as well as further discussion under the Results of Operations included elsewhere within Management’s Discussion and Analysis of Financial Condition and Results of Operations section.

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

In 2008, we introduced SiRFInstantFixII™ technology, an autonomous version of SiRF’s original SiRFInstantFix technology that is designed to improve the start-up times of portable navigation devices, or PNDs, and other mobile navigation devices without needing any network connectivity for assistance or updates. SiRFInstantFixII is designed to reduce warm starts, the typical PND start-up mode, from over half a minute to as little as five seconds. In addition, we began shipping the GSC3e/LPx and GSC3f/LPx, the latest versions of the SiRFstarIII™ architecture that are manufactured utilizing 65nm process technology. The GSC3e/LPx and GSC3f/LPx deliver the flagship SiRFstarIII technology at lower power consumption than the previous generation products, GSC3e/LP and GSC3f/LP. We also launched our SiRFprima™ multifunction platform to enable the next generation of location-aware mobile devices that significantly enhance the consumer experience for location applications and media rich content. The SiRFprima platform combines an industry leading GPS and Galileo, the European equivalent to GPS, location engine, powerful application processor, rich audio and video recording and playback capabilities, high-resolution 3D graphics and a host of peripheral interfaces – all tuned to operate concurrently. Supporting both WinCE and Linux operating system environments, the SiRFprima platform will give manufacturers greater flexibility to create in a timely and cost-effective manner unique, full-featured products that meet consumers’ high expectations for performance, affordability and portability.

Litigation

We are currently involved in material litigation. Refer to Item I, Legal Proceedings, under Part II, Other Information, in this report for further information. See also Item IA, Risk Factors, under Part II, Other Information, specifically the risk factors titled, “Any potential dispute involving our patents or intellectual property or third party patents or third party intellectual property could be costly, time-consuming and may result in our loss of significant rights” and “We have been named as a party in several putative shareholder class action and derivative lawsuits, which could cause our business, financial condition, results of operations and cash flows to suffer”.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and, if different, estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur, that could materially change the financial statements. Our critical accounting policies include: (1) revenue recognition, which impacts the recording of revenue; (2) valuation of inventories, which impacts cost of revenue and gross margin; (3) stock-based compensation expense, which impacts cost of product revenue, gross margin and operating expenses, as well as our footnote disclosures; (4) the assessment of recoverability of long-lived assets including goodwill and other intangible assets, the potential impairment of which impacts cost of product revenue and operating expenses; and (5) income taxes which impacts provision for income taxes and the valuation of our deferred tax assets and liabilities. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition. We derive revenue primarily from sales of semiconductor chip sets and, to a lesser extent, from licenses of our intellectual property and premium software products.

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

We license rights to use our intellectual property to allow licensees to utilize our technology. We also license rights to use our premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. We recognize revenue from standalone license rights to use our intellectual property in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. Revenue from standalone rights to use our premium software products is recognized in accordance with American Institute of Certified Public Accountants Statement of Position Software Revenue Recognition. Subsequent to the sale of our premium software products, we have no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

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

Stock-Based Compensation. The fair value of our employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 6, Stock-Based Compensation, to the Condensed Consolidated Financial Statements in Item 1 of this report, including the price volatility of the underlying stock and the option’s expected term. With the exception of certain options assumed in connection with business combinations, our options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standard, or SFAS No. 123R, Share-Based Payment, we elected to use the simplified method as prescribed by SAB No. 107, to estimate the option’s expected term, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, we no longer use the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We utilize our own historical volatility in valuing our stock option grants and purchase rights under our 2004 Employee Stock Purchase Plan, or Purchase Plan. In addition, we estimate forfeitures at the time of grant and, revise if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimate of expected forfeitures considers historical termination behavior, as well as retention related incentives. We elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R, and continue to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, our options’ actual lives, interest rates and forfeitures may be different from our assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill. Identified intangible assets consist of acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements, customer relationships and intellectual property assets are amortized over their approximated weighted average estimated useful life of 5, 13, 4, 4, 2, 8 and 3, respectively.

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

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we test for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2008, we performed an impairment analysis over identified intangible assets in accordance with our critical accounting policy and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $42.9 million in our condensed consolidated statement of operations under operating expenses, “Acquisition-related intangible asset impairment”. Refer to Note 11, Goodwill and Identified Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value under step one, goodwill is considered impaired and a second step is performed to determine the implied fair value of the goodwill and to measure the amount of goodwill impairment loss, if any. We perform an impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. As of June 30, 2008, we performed an interim goodwill impairment analysis in accordance with its critical accounting policy and determined that the entire goodwill balance was impaired. We recorded goodwill impairment charges of $215.7 million in our condensed consolidated statement of operations under operating expenses, “Goodwill impairment” in the second quarter of 2008, which reduced the carrying value of goodwill to zero. Refer to Note 11, Goodwill and Identified Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

In determining fair value, we consider various factors including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which the our assets will be utilized and other variables. We base our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain, and should actual results differ significantly from current estimates, the amount of impairment charges recorded in the first nine months of 2008 could be different or future impairment charges may result on identified intangible assets and other long-lived assets. For example, a variance in our forecasted revenue and costs could have had a significant impact on the amount of the goodwill and acquisition-related intangible asset impairment charges recorded in the nine months ended September 27, 2008.

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

In preparing our condensed consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our condensed consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of September 27, 2008, we have recorded a valuation allowance of $33.0 million against our deferred tax assets, consisting primarily of net operating loss and tax credits carry forwards. In assessing the need for a valuation allowance, we consider all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. Our cumulative loss in the most recent three-year period, including the current net loss, represents negative evidence sufficient to maintain a valuation allowance under the provisions of FAS 109. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

In October 2008, the FASB issued Financial Staff Position, or FSP, No. FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact our financial statements. Refer to Note 3, Fair Value, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Recently Issued Accounting Pronouncements

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” We are required to adopt FSP No. FAS 142-3 effective at the beginning of 2010. The adoption of FSP No. FAS 142-3 will not have a material impact on our financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

Results of Operations

Revenue

The following table sets forth our revenue for the third quarter and first nine months of 2008 and 2007 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 27, 2008		September 30, 2007		September 27, 2008		September 30, 2007
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Product revenue	$57,650	96%	$89,434	98%	$178,945	97%	$224,198	98%
License royalty revenue	2,421	4%	1,727	2%	6,239	3%	4,828	2%

Net revenue	$60,071		$91,161		$185,184		$229,026

Decrease, period over period	$(31,090)				$(43,842)
Percentage decrease, period over period	-34%				-19%

Product revenue decreased in the third quarter and first nine months of 2008, as compared to the corresponding periods in the prior year, primarily due to the decline in average selling prices of 13% and 20%, respectively, and in unit shipments of 26% and 3%, respectively. The decline in average selling prices and unit shipments was a result of increased market competition and continuing weakness in consumer demand. In general, average selling prices are expected to decline over time within a given product line. Combined average selling prices will be affected by this, but will also vary depending on product and customer mix, as well as the introduction of new products.

License royalty revenue represented 4% and 2% of our net revenue in the third quarter of 2008 and 2007, respectively, and 3% and 2% of our net revenue in the first nine months of 2008 and 2007, respectively. The increase in license royalty revenue in the third quarter and first nine months of 2008, as compared to the corresponding periods in prior year, was primarily due to one customer ramping up production of a product utilizing our technology.

Net revenue from international sales was approximately 83% and 91% of our net revenue in third quarter of 2008 and 2007, respectively, and 81% and 85% of net revenue in the first nine months of 2008 and 2007, respectively. Net revenue from international sales to the Asia-Pacific region accounted for approximately 69% and 84% of net revenue in the third quarter of 2008 and 2007, respectively, and 63% and 79% of net revenue in the first nine months of 2008 and 2007, respectively. International sales to Asia-Pacific decreased in the third quarter and first nine months of 2008, as compared to the corresponding periods in prior year, as a percentage of total net revenue primarily due to weaker demand from several of our customers in that region. We anticipate that a significant amount of our net revenue will continue to reflect sales to customers in that region as many of our VAMs and contract manufacturer customers are located in Asia. Although a large percentage of our sales are made to customers in the Asia-Pacific region, we believe that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia-Pacific region. All of our sales are denominated in United States dollars.

In the third quarter of 2008 and 2007, our ten largest customers collectively accounted for 74% and 79% of our net revenue, respectively. In the first nine months of 2008 and 2007, our ten largest customers collectively accounted for 72% and 79% of our net revenue, respectively.

Our revenue growth depends in large part on the consumer demand of GPS products. Due to the continuing uncertainties in the global economic environment which affect consumer demand, coupled by intensifying market competition, our revenue may be negatively impacted for the near future and beyond.

Gross Profit

Gross profit consists of net revenue, less cost of product revenue, including non-cash expenses related to the estimated fair value of employee stock-based compensation expense, amortization of acquisition-related intangible assets and impairment on acquisition-related intangible assets. Cost of product revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of our chip sets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, as well as write-downs for inventory losses, all of which are associated with product revenue. As we do not have long-term, fixed supply agreements, our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported. Gross profit for the period ended September 30, 2007 reflects certain reclassifications to conform to our current period presentation.

Cost of product revenue for the periods reported was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Cost of product revenue	$32,123	$43,573	$97,756	$106,148
Percentage of net revenue	53%	48%	53%	46%
Decrease, period over period	$(11,450)		$(8,392)
Percentage decrease, period over period	-26%		-8%

Amortization and impairment of acquisition-related intangible assets, presented as a component of cost of revenue for the periods reported was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$2,307	$2,642	$9,709	$3,578
Acquisition-related intangible asset impairment	—	—	12,472	—

Total amortization and impairment on acquisition-related intangible assets	$2,307	$2,642	$22,181	$3,578

Percentage of net revenue	4%	3%	12%	2%
Increase (decrease), period over period	$(335)		$18,603
Percentage increase (decrease), period over period	-13%		520%

Gross profit and gross margin for the periods reported were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Gross profit	$25,641	$44,946	$65,247	$119,300
Gross margin	43%	49%	35%	52%
Decrease, period over period	$(19,305)		$(54,053)
Percentage decrease, period over period	-43%		-45%

Product gross margin for the periods reported was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
Product gross margin (1)	40%	48%	40%	51%

(1)	This excludes license royalty revenue.

The decreases in cost of product revenue in the third quarter and first nine months of 2008 correlate with the decreases in our net revenue during the same periods. The decreases in cost of product revenue for the third quarter and first nine months of 2008, as compared to the corresponding periods in prior year, were partially offset by increased write downs of excess and obsolete inventory, including inventory scrap, of $1.1 million and $2.6 million, respectively. Cost of product revenue includes stock-based compensation expense of $0.6 million and $0.5 million in the third quarter of 2008 and 2007, respectively, and $1.2 million and $1.1 million in the first nine months of 2008 and 2007, respectively.

The decreases in gross profit and gross margin in the third quarter and first nine months of 2008 were driven by continued declines in average selling prices driven by competitive pricing pressures and changes in our product mix, as well as amortization and impairment on acquisition-related intangible assets.

The amortization of acquisition-related intangible assets decreased in the third quarter of 2008, as compared to the corresponding period in prior year, due to impairment charges recorded on acquisition-related intangible assets in the second quarter of 2008. The amortization of acquisition-related intangible assets increased in the first nine months of 2008, as compared to the corresponding period in prior year, due to amortization of acquisition-related intangible assets related to our acquisition of Centrality in August 2007.

Gross profit and gross margin in the first nine months of 2008 were also impacted by impairment charges of $12.5 million for acquisition-related developed and core technology.

In the future, our gross margin may be affected by increased competition and related decreases in unit average selling prices, changes in the mix of products sold, including the mix of semiconductor products and the markets they are sold to, as well as, the extent of license royalty revenue, the availability and cost of products from our suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. Furthermore, continuing global economic uncertainties may affect consumer demand for GPS products. As a result, we may experience declines in demand or average selling prices of our existing products, and our inventories on hand may become impaired, resulting in write-offs either for excess quantities, lower of cost or market considerations or impairment on acquisition-related intangible assets. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations.

Operating Expenses

Our results of operations for the third quarter and first nine months of 2008 and 2007 include non-cash expenses related to the estimated fair value of employee stock-based compensation awards. The following table provides the amounts recorded within operating expenses for employee stock-based compensation expense during the third quarter and first nine months of 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(In thousands)
Stock-based compensation expense included within operating expense:
Research and development	$5,691	$6,285	$16,410	$15,588
Sales and marketing	$1,463	$2,072	$4,825	$4,689
General and administrative	$2,405	$2,732	$6,900	$6,411

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

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Research and development	$27,282	$26,413	$83,039	$70,418
Percentage of net revenue	45%	29%	45%	31%
Increase, period over period	$869		$12,621
Percentage increase, period over period	3%		18%

The increase in research and development expense in the third quarter of 2008, as compared to the corresponding period in the prior year, was primarily due to increases in product development costs of $1.9 million primarily related to the timing of product tape-outs, which resulted in expenses associated with mask sets and prototype wafers. The increase in research and development costs was further attributed to increased compensation expenses of $0.7 million primarily related to key employee retention and incentive programs. These increases in research and development expense in the third quarter of 2008, as compared to the corresponding period in the prior year, were partially offset by decreases in professional consulting of $0.5 million due to cost cutting measures and decreases in acquisition-related contingent payments of $0.6 million. Research and development expense was also impacted by decreases in stock-based compensation expense of $0.6 million in the third quarter of 2008. The increase in research and development expense as a percentage of net revenue correlates with the decline in net revenue as we continue to invest in development of new products.

The increase in research and development expense in the first nine months of 2008, as compared to the corresponding period in the prior year, was primarily due to our acquisition of Centrality in August 2007, which led to increases in product development related costs of $4.5 million, compensation related expenses of $8.2 million and increased software and equipment expense of $1.7 million. These increases in research and development expense in the first nine months of 2008, as compared to the corresponding period in the prior year, were partially offset by decreases in professional consulting of $1.9 million due to cost cutting measures and decreases in acquisition-related contingent payments of $1.8 million. Research and development expense was also impacted by increases in stock-based compensation expense of $0.8 million in the first nine months of 2008. The increase in research and development expense as a percentage of net revenue correlates with the decline in net revenue as we continue to invest in development of new products.

As described elsewhere under this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, continuing uncertainties in the global economic environment, which affect consumer demand in GPS products, and intensifying market competition, may negatively impact our revenue for the near future and beyond. As a result, as a percentage of revenue our research and development expenses may increase as we need to continue to invest in development of new products to stay competitive in the market.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense for the periods reported was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Sales and marketing	$5,835	$7,408	$20,194	$19,908
Percentage of net revenue	10%	8%	11%	9%
Increase (decrease), period over period	$(1,573)		$286
Percentage increase (decrease), period over period	-21%		1%

The decreases in sales and marketing expense in the third quarter of 2008, as compared to the corresponding period in prior year, related to decreases in compensation related expenses of $0.6 million and stock-based compensation expense of $0.6 million related to lower average headcount during the period related to the reduction in force in July 2008. The average headcount for the first nine months of 2008 increased slightly as compared to the corresponding period in prior year which has caused sales and marking expense to remain relatively flat.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expense for the periods reported was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
General and administrative	$12,001	$10,484	$41,573	$25,385
Percentage of net revenue	20%	12%	22%	11%
Increase, period over period	$1,517		$16,188
Percentage increase, period over period	14%		64%

The increases in general and administrative expense in the third quarter and first nine months of 2008, as compared to the corresponding periods in the prior year, were primarily due to incremental on-going litigation activities and other legal expenses of $1.3 million and $14.0 million, respectively. Refer to Note 17, Commitments and Contingencies, to the Condensed Consolidated Financial Statements in Item 1 of this report for a discussion of material legal proceedings.

Due to the inherent uncertainties of litigation, it is difficult for us to estimate how it will impact our general and administrative expense in the foreseeable future.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquired identified intangible assets other than goodwill, recorded as operating expenses on the unaudited condensed consolidated statement of operations, consist of assembled workforce, patents, trade names, and non-compete agreements. Amortization of intellectual property assets is included in research and development expense. Acquired identified intangible assets are being amortized using the straight-line method over their expected useful lives, which range from less than 1 year to 13 years. Amortization of acquisition-related intangibles for the periods reported was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$1,128	$1,844	$6,106	$3,031
Percentage of net revenue	2%	2%	3%	1%
Increase (decrease), period over period	$(716)		$3,075
Percentage increase (decrease), period over period	-39%		101%

The decrease in amortization expense in the third quarter of 2008, as compared to the corresponding period in prior year, was due to the write-off of $30.4 million of acquisition-related intangible assets in the second quarter of 2008. The increase in amortization expense in the first nine months of 2008, as compared to the corresponding period in prior year, was due to amortization expense of $4.7 million associated with intangible assets acquired as part of our acquisition of Centrality in August 2007.

Acquisition-Related Intangible Asset Impairment

In the second quarter of 2008, we performed an impairment analysis over acquisition-related intangible assets due to the significant decline in our stock price and our deteriorating demand outlook due to increased competitive pressures within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing our technology. Based on this impairment analysis over acquisition-related intangible assets, we wrote-off $30.4 million of acquisition-related intangible assets related to customer relationships, which is included in operating expenses on the condensed consolidated statement of operations. We also wrote-off $12.5 million of acquisition-related intangibles related to developed and core technology, which is included in cost of sales on the condensed consolidated statement of operations. Due to the impairment write-downs recorded on acquisition-related intangible assets, we expect the future amortization expense to decrease as compared to prior year. Refer to Note 11, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Restructuring and Asset Impairment Charges

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Restructuring and asset impairment charges	$615	$—	$1,179	$—
Percentage of net revenue	1%	0%	1%	0%
Increase, period over period	$615		$1,179
Percentage increase, period over period	100%		100%

Restructuring and asset impairment charges in the third quarter and first nine months of 2008, related to severance, asset impairment and excess lease charges, resulting from the corporate restructuring plans approved on March 21, 2008 and July 24, 2008. Refer to Note 7, Restructuring, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Goodwill Impairment

Beginning in February 2008, we experienced a significant decline in our stock price, resulting in our market capitalization falling below our net book value. In addition, during the second quarter of 2008, our demand outlook rapidly deteriorated due to increased competitive pressure within certain of our markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing our technology. As a result, we significantly reduced our forecasted revenue, gross margin and operating profit. These factors are considered indicators of impairment under our critical accounting policy as outlined in Note 1, Organization and Summary of Significant Accounting Policies, in Item 1 on this report, and as a result, we performed an interim goodwill analysis as of June 30, 2008. Based on the results of this goodwill analysis, we wrote-off the entire goodwill balance and recognized goodwill impairment charges of $215.7 million. Refer to Note 11, Goodwill and Intangible Assets, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007
	(In thousands)
Interest income, net	$659	$1,674	$2,540	$6,581
Other income (expense), net	(179)	71	(360)	(490)
Note receivable impairment	—	—	(11,800)	—

Other income (expense), net	$480	$1,745	$(9,620)	$6,091

The decrease in interest income, net in the third quarter and first nine months of 2008, as compared to the corresponding periods in the prior year, was due to lower invested balances maintained during the period at lower interest rates.

In the first nine months of 2008, we evaluated the recoverability of our note receivable and determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. As a result, we wrote-down the note receivable to the equivalent fair value of the collateral and recorded an impairment charge of $11.8 million on the condensed consolidated statement of operations. Refer to Note 3, Fair Value, and Note 15, Note Receivable, to the Condensed Consolidated Financial Statements in Item 1 in this report for further information.

Provision for Income Taxes

Provision for income taxes was $0.2 million and $2.7 million in the third quarter of 2008 and 2007, respectively, and $39.0 million and 3.9 million in the first nine months of 2008 and 2007, respectively. The provision for income taxes in the third quarter and first nine months of 2008 differs from the amount computed by applying the statutory federal rate primarily due to the provision for a valuation allowance against deferred tax assets and unbenefitted losses. The provision for income taxes in the third quarter and first nine months of 2007 differs from the amount computed by applying the statutory federal rate primarily due to nondeductible acquired in-process research and development expense incurred as part of the Centrality acquisition and a revision to a prior period estimated research and development tax credit, partially offset by benefits from current period research and development tax credits and the excess tax benefits associated with disqualified dispositions of incentive stock options and Purchase Plan and their effect on the research and development tax credit.

Emergency Economic Stabilization Act of 2008

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. We do not expect any impact to our effective tax rate or tax provision in the fourth quarter as the result of this law change.

California Assembly Bill 1452

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period for losses attributable to 2008 and forward; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income for 2008 and 2009. We do not expect any impact to our effective tax rate or tax provision in the fourth quarter as the result of this law change.

Liquidity and Capital Resources

Financial Condition

	Nine Months Ended
	September 27, 2008	September 30, 2007
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(24,619)	$14,389
Net cash used in investing activities	(11,066)	(84,528)
Net cash provided by financing activities	6,862	15,162

Net decrease in cash and cash equivalents	$(28,823)	$(54,977)

Cash Flows

As of September 27, 2008, we had $100.1 million in cash, cash equivalents and marketable securities and $122.2 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $139.4 million and $166.8 million in working capital as of December 31, 2007.

Operating Activities. Net cash used in operating activities was $24.6 million in the first nine months of 2008, which resulted primarily from a net loss of $381.6 million adjusted for non-cash reconciling items of approximately $359.0 million, primarily related to impairment charges for goodwill of $215.7 million, impairment and amortization charges on identified intangible assets of $60.1 million, impairment of a note receivable of $11.8 million, changes in net deferred tax assets of $38.7 million and stock-based compensation expense of $29.3 million. Net cash used in operating activities was also impacted by net changes in assets and liabilities of $2.1 million driven primarily by lower accounts payable and accrued payroll balances of $11.3 million, partially offset by lower inventory balances of $8.8 million. Refer to Note 11, Goodwill and Intangibles, and Note 15, Notes Receivable, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Net cash provided by operating activities was $14.4 million in the first nine months of 2007, which resulted primarily from a net loss of $11.1 million adjusted for non-cash reconciling items of approximately $50.5 million, related to stock-based compensation expense of $27.9 million, in-process research and development expense of $13.9 million, impairment and amortization charges on identified intangible assets of $7.4 million, changes in net deferred tax assets of $2.4 million and gross excess tax benefits from stock-based compensation of $5.4 million. Net cash provided by operating activities was also impacted by net changes in assets and liabilities of $25.0 million driven primarily by higher accounts receivable and inventory balances, partially offset by an increase in deferred margins on shipments to distributors.

Investing Activities. Net cash used in investing activities was $11.1 million in the first nine months of 2008 and primarily resulted from net sales of available-for-sale investments providing cash of $10.9 million, issuance of a notes receivable of $13.5 million, and to a lesser extent capital expenditures of $5.3 million and purchases of intellectual property assets of $3.1 million. Refer to Note 15, Notes Receivable, to the Condensed Consolidated Financial Statements in Item 1 of this report for further information.

Net cash used in investing activities was $84.5 million in the first nine months of 2007, driven primarily by a payment of $103.4 million, net cash acquired, in connection with the acquisition of Centrality in the third quarter of 2007. In addition, during the second quarter of 2007, we paid approximately $1.8 million in contingent cash payments associated with our acquisition of TrueSpan, which resulted in an increase in goodwill related to this acquisition. Purchases of capital expenditures, net of disposals of $4.5 million and purchases of intellectual property assets of $0.4 million during the first nine months of 2007 further impacted our net cash used in investing activities. Net sales of available-for-sale investments provided cash of $23.8 million during the first nine months of 2007.

Financing Activities. Net cash provided by financing activities was approximately $6.9 million in the first nine months of 2008, which was due to the proceeds from issuance of common stock of approximately $6.4 million.

Net cash provided by financing activities was approximately $15.2 million in the first nine months of 2007, which was primarily due to the proceeds from issuance of common stock of approximately $10.0 million and $5.4 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

We maintain a short-term revolving line of credit under which we may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (5.0% as of September 27, 2008) plus 1.25%. The line of credit is available through February 2009. There were no borrowings under the line of credit as of September 27, 2008 or December 31, 2007. There were no letters of credit collateralized by the line of credit as of September 27, 2008 or December 31, 2007. In the third quarter of 2008, we were not in compliance with one of the financial covenants associated with the line of credit. We have since sought and received a covenant waiver from our lender.

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

Contractual Obligations and Commitments

As of September 27, 2008, our contractual obligations and commitments are materially consistent with that disclosed as of December 31, 2007.

As of September 27, 2008, our total amount of unrecognized tax benefits was $10.2 million and is considered a long-term obligation. We have recognized a net amount of $2.3 million in ‘long-term income taxes payable’ for unrecognized tax benefits in our Condensed Consolidated Balance Sheet as of September 27, 2008. We are unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. We consider highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of September 27, 2008 our cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government sponsored enterprises and money market accounts. We have analyzed our interest rate exposure to assess the impact of hypothetical changes in interest rates. We do not believe a hypothetical 10% decrease or increase in interest rates from the September 27, 2008 period end rates would have a material effect on the fair market value of our portfolio, our results of operations or cash flows.

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

(a) Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in our tax accounting process.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. The material weakness pertains to controls relating to the process of accounting for income taxes. Specifically, controls relating to the oversight and review of the tax provisions by qualified personnel experienced in the application of the rules, regulations and related accounting and timely consultation with experts were ineffective. The material weakness that we identified caused errors in our income tax expense that were not timely identified, however, the errors did not materially impact our consolidated financial statements.

In response to the material weakness, we plan to continue the efforts already underway to review and make necessary changes to improve our internal control over financial reporting, which have included hiring qualified personnel experienced in application of tax rules and regulations and accounting for income taxes and implementation of additional review of tax provisions and reconciliations, and consulting with tax experts in a timely manner.

Notwithstanding the material weaknesses described above, we have performed additional analyses and other procedures to enable management to conclude that our condensed consolidated financial statements included in this report were prepared in accordance with GAAP. Based in part on these additional efforts, our Interim Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Form 10-Q.

(b) Changes in internal control over financial reporting. Except for the changes implemented to remediate the material weakness relative to the process for accounting for income taxes, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of our business. During fiscal year 2007 and the first nine months of 2008, we were party to the following material legal proceedings:

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same”, ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, and the Administrative Law Judge’s, or ALJ’s, Final Initial and Recommended Determination, or ID, was filed June 13, 2008. The ID upheld the validity of SiRF’s U.S. patent no. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. patent number 7,043,363 invalid and not infringed. On June 27, 2008, the parties submitted to the ITC Petitions for Review of the ID. On August 14, 2008, a Notice of Commission Decision Not to Review a Final Determination Finding No Violation of Section 337 was issued, whereby the ITC determined not to review the ID. On October 13, 2008, SiRF filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, appealing from the ITC’s decision and all underlying orders, rulings, and findings, including the ID.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and four of its customers. As a result, on April 30, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Devices and Products Containing Same”, ITC Investigation No. 337-TA-602. Upon its acquisition of Global Locate, Broadcom Corporation was subsequently added as an additional Complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008.

On August 8, 2008, the ALJ issued a Notice regarding the Initial Determination in this matter. This Notice contained conclusions of law that all 6 of the asserted Broadcom patents (1) had an existing domestic industry, (2) were valid, and (3) were infringed by certain of SiRF’s products. On August 22, 2008, the ALJ issued a Recommended Determination on Remedy and Bonding in this matter, which recommended to the Commission that, if a violation of Section 337 has occurred (1) those of SiRF’s products that are accused products in the investigation, if found to infringe a patent at issue in the investigation, should be excluded from the United States, (2) an exclusion order should be issued prohibiting the importation into the United States of products containing any of such SiRF products (i.e. “downstream” products) that may be found to infringe, and (3) a Cease and Desist Order should be issued prohibiting SiRF and SiRF’s four named customers from importing or selling products that may be found to infringe any asserted patent. On August 25, 2008, SiRF filed a Petition to Review the Initial Determination with the ITC. In addition to SiRF’s Petition, the ITC’s Office of Unfair Import Investigations also independently filed a Petition for Review of the Initial Determination.

On October 9, 2008, the ITC issued a Notice indicating that it had determined to review in part the Initial Determination. Specifically, the ITC has determined to review (1) the ALJ’s finding that Global Locate has standing to assert U.S. Patent No. 6,606,346, a patent that was asserted by Global Locate against a certain SiRF hardware product; (2) the ALJ’s finding that SiRF directly infringes claim 1 of U.S. Patent No. 6,704,651 (asserted against certain SiRF software) through its commercial activities; and (3) the ALJ’s finding that SiRF directly infringes claim 1 of U.S. Patent No. 6,651,000 (also asserted against certain SiRF software) through its commercial activities. The ITC determined not to review the remaining issues presented by SiRF and by the Office of Unfair Import Investigations in their respective Petitions for Review, including issues related to the ALJ’s finding of infringement of U.S. Patent Nos. 6,417,801, 6,937,187, and 7,158,080 (each of which was also asserted against certain SiRF software); the ALJ had found that each of those patents was infringed by SiRF’s commercial activities. Additionally, both SiRF and Broadcom will have an opportunity to present their positions to the ITC concerning the scope of any orders that may be entered by the ITC, the amount of any bond that may be required to be posted during the 60-day Presidential review period, and any public interest factors that would weigh against preventing the importation of certain SiRF products. With respect to the scope of remedy, the United States Court of Appeals for the Federal Circuit on October 14, 2008 in Kyocera Wireless Corp. v. ITC held that the ITC has no statutory authority to issue a Limited Exclusion Order against downstream products of parties who are not named as respondents in an ITC case. The vast majority of SiRF’s customers are not named as respondents in Broadcom’s pending ITC case against SiRF. In view of Kyocera Wireless Corp. v. ITC and because the ALJ had not yet issued a public version of the Recommended Determination on Remedy and Bonding, the ITC extended by thirty (30) days the target date of the investigation. The ITC’s final determination is now due on January 8, 2009. (The public version of that Recommended Determination on Remedy and Bonding was issued on October 30, 2008.) The ITC’s Final Determination is scheduled to be issued no sooner than January 8, 2009, which is the scheduled date for the ITC’s investigation to conclude. If the ITC determines to issue an exclusion order, the President of the United States will have 60 days to review the order and possibly disapprove the order on public interest grounds. It may well be that the President, acting though the United States Trade Representative, will not find any compelling circumstances to disapprove the order. During the 60-day Presidential review period, SiRF may continue importation of its accused products subject to an import bond being posted; however, after concluding its investigation in January, the ITC may decide not to adopt the Recommended Determination on Remedy and Bonding, in whole or in part, and similarly the ITC may decide not to accept the Recommendation in whole or in part. Currently there is no ban on shipment of SiRF’s or its customers’ products. The ITC will not make any final determination until January, after the ITC has finished its investigation and made a final determination on the scope of any order.

On May 14, 2008, Broadcom Corporation filed a patent infringement complaint against SiRF Technology, Inc. in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology, Inc. answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, we have filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents. Through our Reexamination Requests and in view of substantial new questions of patentability raised by prior art not previously considered by the Patent Office, we are seeking review and invalidation of all four of the Broadcom patents-in-suit. The U.S. Patent and Trademark Office granted each of the Company’s requests for reexamination with respect to the four patents and has ordered their reexamination. On September 15, 2008, the Honorable James V. Selna denied the Company’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its nascent stages and no estimate can be made about the likelihood or impact of any final decision.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against us and certain of our officers and directors. These complaints allege that we, and certain of our officers and directors, made misleading statements and/or omissions relating to our business and operating results in violation of the federal securities laws. These cases have been consolidated and a consolidated amended complaint was filed on July 28, 2008. On September 26, 2008, we filed a motion to dismiss all claims asserted in the consolidated amended complaint. In addition, in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of our officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and the filing of a consolidated amended complaint is currently scheduled for November 17, 2008.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert management’s attention from our business—for more detail in this regard, see the following section Risk Factors.

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

In the wireless market, we also compete against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences in signals between individual cellular base stations. If these technologies become more widely adopted, market acceptance of our products may decline. Competitors in these areas include Andrew, Cambridge Silicon Radio, Polaris and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition has resulted in and is likely to continue to result in declining average selling prices, reduced gross margins and loss of market share in certain markets. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

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

Other parties may assert intellectual property infringement claims against us, and our products may be found to infringe the intellectual property rights of third parties. From time to time we and our customers receive letters, including letters from various industry participants alleging infringement of patents or offerings to discuss licensing of third party patents alleged to be used in our products. For example, in September 2000, we entered into a settlement and cross-licensing agreement with a third party regarding alleged patent infringement under which we agreed to pay approximately $5.0 million and issued a warrant to purchase shares of our preferred stock. As we increase our international sales, we may become more susceptible to these types of infringement claims.

Litigation may be necessary to enforce our patents or any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and it is possible that we may not prevail in any future litigation. Refer to Note 17 to Item 1, Financial Statements, under Part I, Financial Information, in this report for further information. See also Item 1, Legal Proceedings, under Part II, Other Information, in this report for further information.

We also face the risk of adverse claims and litigation alleging our infringement of the intellectual property rights of others. If infringement claims are brought against us, these assertions could distract management and necessitate our expending potentially significant funds and resources to defend or settle such claims. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation. If we are unsuccessful in any challenge to our rights to market and sell our products, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•

expense significant resources to modify or redesign our products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•

obtain licenses to the disputed rights, which could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all, or to cease marketing the challenged products.

In addition, before we can successfully defend an infringement claim, our customers may already be reluctant to include us on their future product design. Therefore, even if we are successful in defending an infringement claim, negative publicity could already have a material adverse effect on our business in addition to the expense, time delay, and burden on management of litigation.

Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of our products and/or our customers’ products.

Ultimately, we could be prevented from selling a product or otherwise forced to cease some aspect of our business operations as a result of any intellectual property litigation. Recently, the U.S. Court of Appeals for the Federal Circuit ruled that the ITC does not possess the statutory authority to issue limited exclusion orders that ban importation of downstream products of parties that are not named in the underlying ITC complaint; however, there can be no assurance of the impact, if any, of this ruling on our ITC litigation and any final orders issued by the ITC.

We have been named as a party in several putative shareholder class action and derivative lawsuits, which could cause our business, financial condition, results of operations and cash flows to suffer.

We and certain of our officers and directors have been named as defendants in several putative class action lawsuits that allege violations of the Securities Exchange Act of 1934, and two shareholder derivative lawsuits alleging breaches of fiduciary duty, a description of which can be found in Item 1, Legal Proceedings, above. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits. Regardless of the outcome, this litigation, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•	unpredictable volume and timing of customer orders;

•	unpredictable or launch delays of location-based services by operators impacting demand from our customers;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in our customers’ products;

•	our ability to maintain and expand market share in the face of evolving markets and increasing competition;

•	the timing of new product announcements or introductions by us or by our competitors;

•	the introduction or delay in launch of our customers’ products using our technology or customers’ no longer using our technology;

•	seasonality in our various target markets;

•	product obsolescence and our ability to manage product transitions;

•	goodwill and other intangible asset write-downs;

•	decreases in the average selling prices of our products;

•	changes in earnings estimates by market analysts;

•	our ability to fully realize the impact of our announced restructuring plans;

•	changes in our management’s forecasts and outlook;

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, equity prices and the value of financial assets;

•	litigation expenses; and

•	fluctuations and estimations inherent in predicting our effective income tax rates.

In addition, we have a lengthy sales process in some of our target markets and our sales cycles typically range from nine months to two years, depending on the market. Even if we have a design win, it may never result in volume shipments. It is possible that we may not generate sufficient, if any, revenue from these products to offset the cost of selling and completing the design work. Because of this lengthy sales cycle, we may experience delays from the time we increase or decrease our operating expenses and our investments in committing capacity until the time that we generate revenue from these products. As a result, it is difficult for us to adjust our cost structure in relation to the variability in our revenue.

Further it is difficult for us to predict demand change due to customers’ reaction to the current litigation.

We base our planned operating expenses in part on our expectations of future revenue, and our expenses are relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

Declining general economic, business, or industry conditions may cause reduced net revenues.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slow down and fears of a possible recession. If the economic climate in the U.S. or abroad continues to deteriorate, customers or potential customers could reduce or delay their product development, which could impact our ability to manage inventory levels, collect customer receivables, and ultimately decrease our net revenue and profitability.

The market price of our common stock is volatile. The volatility may mean that, at times, our stockholders may be unable to resell their shares at or above the price at which they acquired them.

The stock market in general and our common stock in particular have recently experienced significant price and volume volatility. Our common stock is subject to significant fluctuations due to many factors, including but not limited to, fluctuations in our operating results, announcements regarding new products, product enhancements or technological advances by our competitors or us, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, changes in global financial markets and global economies, and general market trends unrelated to our performance. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of SiRF’s common stock could be adversely affected by these factors and fluctuations.

Declines in the market price of our common stock could affect our access to capital, which may, in the future, impact our ability to continue as a going concern. In addition, declines in the price of our common stock may harm employee morale and retention, curtail investment opportunities presented to us, and negatively impact other aspects of our business. As a result of any such declines, stockholders may be unable to resell their shares at or above the price at which they acquired them.

If we fail to continue to meet all applicable Nasdaq Global Market requirements, our stock could be delisted by the Nasdaq Global Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.

Our common stock is currently traded on the Nasdaq Global Market under the symbol “SIRF.” If we fail to meet any of the continued listing standards of the Nasdaq Global Market, our common stock could be delisted from the Nasdaq Global Market. These continued listing standards include specifically enumerated criteria, such as:

•	a $1.00 minimum closing bid price;

•

shareholders’ equity of $2.5 million, market value of publicly-held shares of $35 million, or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years;

•	500,000 shares of publicly-held common stock with a market value of at least $1 million;

•	300 round-lot stockholders; and

•	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

Nasdaq has suspended the minimum $1.00 closing bid price rule through Friday, January 16, 2009. The rule will be reinstated on Monday, January 19, 2009.

Recently the Company’s stock price has traded at or below $1.00 per share. While we have not received any correspondence from Nasdaq indicating that we are not in compliance with Nasdaq’s requirements for continued listing requirements there is no assurance that we will not receive notification from the Nasdaq in the future regarding our failure to comply with the minimum $1.00 per share price requirement.

If our common stock is delisted from the Nasdaq Global Market, we may list our common stock on the Nasdaq Capital Market or it may be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Such delisting could also adversely affect the market price of, and liquidity of the trading market for, our common stock, our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We have entered into new markets that are highly competitive with well established competitors.

As a result of some of our acquisitions, we have entered into more complex market areas and we have invested a significant amount of resources to compete successfully. These new market areas are highly competitive and have put increased pricing pressures on our products. For example, in the Bluetooth space there is a range of well established semiconductor companies, including CSR, Broadcom, Texas Instruments, STMicroelectronics, MediaTek and Marvell, as well as start-ups that have established a market presence. As a new entrant into these markets, we believe that our success depends on our ability to establish relationships with leading customers and, with regard to the wireless space, with operators and infrastructure providers as well. Our failure to do so could harm our ability to successfully compete in these new markets and could adversely affect our operating results.

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

As part of our business strategy, we plan to evaluate acquisitions of, or investments in, complementary technologies and businesses. In 2006, we acquired TrueSpan Incorporated, a development-stage technology company with significant communications systems expertise, and in August 2007, we acquired Centrality Communications Inc., a privately-held developer of navigation processor solutions for mobile navigation systems, which is the largest acquisition completed by SiRF to date.

In the future, we may be unable to identify suitable acquisition candidates or investment opportunities or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If we are unable to identify and successfully complete suitable acquisitions or investments, we may be required to expand our internal research and development efforts, which could harm our competitive position or result in negative market perception. Any acquisition or investment could have several risks, including:

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

We may not realize the anticipated benefits of any acquisition or investment. Future acquisitions may require us to make investments upfront, and there is no assurance that such investments will retain their value or positively contribute to our financial results. Further, the integration of certain operations following any acquisition will require the dedication of significant management resources, which could distract management’s attention from our day-to-day business. An inability to realize the full extent of, or any of, the anticipated benefits of any acquisition or investment, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations.

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

As a result of our latest impairment analysis, we recorded a goodwill impairment charge of $215.7 million and acquisition-related intangible asset impairment charge of $42.9 million. In determining fair value, we consider various factors including SiRF’s market capitalization, estimates of future market growth and trends, forecasted revenue and costs, expected periods over which our assets will be utilized and other variables. We based our fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual results differ significantly from current estimates, we may need to further write-down intangible asset values to their fair values. These further impairment charges could have a material adverse effect on our operating results and financial condition.

Our operating results depend significantly on sales of our SiRFstarIII and SiRFatlas product lines and our ability to develop and achieve market acceptance of new GPS products.

Sales of our SiRFstarIII, and the SiRF atlas product lines significantly contributed to our revenue in 2008. We continue to invest in the development of next generation products, however there is no assurance that such future products will achieve market acceptance. If we fail to develop or achieve market acceptance of new GPS products or other multifunction products, we will continue to depend on sales of our SiRFstarIII product line, which has declining average selling prices over time. Any decline in sales of our SiRFstarIII and SiRFatlas product lines or decreases in average selling prices could adversely affect our net revenue and operating results.

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

Our products are complex and must meet stringent quality requirements. With some of our acquisitions we have expanded into even more complex technologies that have required or may continue to require a significant investment of resources to be successful. Products as complex as ours may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, our products may contain errors, which are not detected until after they are shipped because we cannot test for all possible scenarios. In addition, errors or defects in our server software could cause our customers to experience a loss of network service affecting end-users. As our products become more complex, we face significantly higher research and development risks and risk of undetected defects. In addition, as our components become more complex we may be limited in the number of products that can utilize these components. While our historical warranty costs have not been significant, any errors or defects in our products, or the perception that there may be errors or defects in our products, could result in customers’ rejection of our products, damage to our reputation, a decline in our stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

We implemented a new enterprise resource planning, or ERP, system to manage our worldwide financial, accounting and operations reporting.

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

Our future success depends on building relationships with customers that are market leaders. If we cannot establish these relationships, if these customers cannot successfully sell their products incorporating our technology or if these customers develop their own systems or adopt competitors’ products instead of buying our products, our business may not succeed.

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

Even if a customer selects our technology to incorporate into its product, the customer may not ultimately market and sell its product successfully. A cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. Also, our business and operating results could suffer if a significant customer reduces or delays orders during our sales cycle or chooses not to release products that contain our technology.

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

We expect that a small number of customers may constitute a significant portion of our net revenue for the foreseeable future. In the third quarter and first nine months of 2008, we had two customers that each accounted for 10% or more of our net revenue, and which collectively accounted for approximately 35% and 41%, respectively, of our net revenue. If we fail to successfully sell our products to one or more of our significant customers in any particular period, or if a large customer purchases fewer of our products, defers orders or fails to place additional orders with us, our net revenue could decline, and our operating results may not meet market expectations. In addition, we design some of our products to incorporate customer specifications. If our customers purchase fewer products than anticipated or if we lose a customer, we may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact our operating results.

Our distributors account for a significant percentage of our net revenue and our reliance on third-party distributors subjects us to risks that could negatively impact our business.

We market and sell our products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit our distributors to offer our competitors’ products. In addition, our third-party distributors have been a significant factor in our ability to increase sales of our products. In the third quarter and first nine months of 2008, we had one distributor that accounted for approximately 23% and 22%, respectively, of our net revenue. Accordingly, we are dependent on our distributors to supplement our direct marketing and sales efforts. If a significant distributor terminated its relationship with us or decided to market our competitors’ products over our products, this could have an adverse impact on our ability to bring our products to market.

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

Furthermore, in some cases, our distributors’ ability to order products may be limited by their credit line or other financial limitations, which could also adversely affect our revenue.

We have derived a substantial majority of our net revenue from sales to the automotive, mobile phone and consumer device markets. If we fail to generate continued revenue from these markets or from additional markets, our net revenue could decline.

We believe that over 90% of our net revenue during the third quarter and first nine months of 2008 and 2007 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for our products in these markets are uncertain and may decline. If we cannot sustain or increase sales of our products in these markets or if we fail to generate revenue from additional markets, our net revenue could decline.

We derive a substantial portion of our revenue from international sales and conduct a significant portion of our business internationally, and economic, political and other risks may harm our international operations and cause our net revenue to decline.

We derived approximately 83% and 91% of our net revenue from international sales in the third quarter of 2008 and 2007, respectively, and approximately 81% and 85% of our net revenue in the first nine months of 2008 and 2007, respectively. International sales to the Asia-Pacific region accounted for approximately 69% and 84% of our net revenue in the third quarter of 2008 and 2007, respectively, and approximately 63% and 79% of our net revenue in the first nine months of 2008 and 2007, respectively.

A significant amount of our business is international and our products are sold into markets that are very price sensitive. Tariffs on our products and other trade restrictions in some countries could significantly impact our business. Additional risks we face in conducting business internationally include:

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

In response to the continued economic uncertainties, increased competition and expected continuing consumer demand weakness in the first half of the year, we adopted a restructuring plan in March 2008, to better align our resources with our current business objectives. As part of this restructuring plan, we reduced our workforce and cancelled and reprioritize certain engineering projects. Although we made considerable progress on the development of our mobile TV technology, we stopped further product development in the mobile TV space and are focusing our efforts on our core business. Most of the engineers associated with this project will be reassigned to our other core technology development programs. Also, in July 2008, we announced further restructuring efforts that included reductions in force and reprioritization of certain engineering projects.

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

Changes in our senior management could negatively affect our operations and our relationships with our manufacturers, third-party subcontractors, customers, employees and market leaders. Our Chief Executive Officer’s resignation was effective on April 17, 2008. Diosdado P. Banatao, a founder, and chairman of SiRF’s board of directors, has been appointed Executive Chairman and has assumed the role of Interim President and CEO. Our Chief Financial Officer’s resignation was effective on May 8, 2008, and on September 17, 2008, the Board appointed Dennis Bencala, Senior Director of Investor Relations, as Chief Financial Officer. In addition, our Vice President of Sales’ resignation was effective on September 9, 2008, and on September 17, 2008, the Board appointed Michael Kelly, Director of North American Sales, as Vice President of Sales. Further, our Chief Technology Officer resigned effective March 14, 2008. Finally, on September 17, 2008, the Board appointed Al Heshmati, as Vice President of Software Engineering. If the integration or departure of members of our senior management team does not go as smoothly as anticipated, it could affect our ability to successfully implement our business objectives and could negatively affect our business and financial performance.

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

Although a substantial majority of our net revenue is derived from sales of our chip sets and SoCs, in recent periods, we have had a portion of our net revenue from large customers in the wireless markets come from royalties paid by licensees of our technology. Royalty payments are based on the number of semiconductor chips shipped which contain our GPS technology or our premium software. For our server software, royalties may be based on the number of subscribers or on transaction volumes. We depend on our ability to structure, negotiate and enforce agreements for the determination and payment of royalties. License royalty revenue represented 4% and 3% of our net revenue in the third quarter and first nine months of 2008. If a significant licensee terminates its relationship with us, demands price reductions, decides to adopt our competitors technology over our technology or if we are unable to negotiate and renew existing agreements with significant licensees, our royalty revenue, gross margins and net income could be adversely impacted. We face risks inherent in a royalty-based business model, many of which are outside of our control, including, but not limited to, the following:

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

We prepare our financial statements to conform with United States generally accepted accounting principles. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We face the risk that the value of our inventory may decline before it is sold or that our inventory may not be able to be sold at the anticipated prices.

On September 27, 2008, the book value of our inventory was $19.2 million. Our inventory may decline in value as a result of technological obsolescence or a change in the product. Our success depends in part on our ability to minimize the cost to purchase or produce inventory and rapidly sale our inventory. The failure to quickly sell inventory may require us to sell such inventory at a discount or at a loss or write down its value, which could result in significant losses and decreases in our cash flows. In addition, if future demand or market conditions for our products are less favorable than forecasted, or if unforeseen technological changes negatively impact the utility of component inventory, we may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

During the course of our testing of our internal controls, we may identify, and have to disclose, material weaknesses or significant deficiencies in our internal controls that will have to be remediated. In fact, based on their evaluation as of the end of the period covered by this report, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of a material weakness in our tax accounting process. Refer to Item 4. Controls and Procedures, under Part I. Financial Information, in this report for further information. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may negatively affect our stock price.

We may not obtain sufficient patent protection, which could harm our competitive position and increase our expenses.

Our success and ability to compete depends to a significant degree upon the protection of our proprietary technology. As of September 27, 2008, we had 264 patents granted worldwide. Of this total we have 184 patents granted in the United States and 80 patents granted in foreign countries, with expiration dates ranging from 2011 to 2027 along with 175 pending patent applications in the United States and 209 pending foreign patent applications. Our patent applications may not provide protection for all competitive aspects of our technology or may not result in issued patents. Any patents issued may provide only limited protection for our technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to us. Also, patent protection in foreign countries may be limited or unavailable where we need this protection. It is possible that competitors may independently develop similar technologies or design around our patents and competitors could also successfully challenge any issued patent. We may also choose not to pursue all instances of patent infringement.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, it could harm our ability to compete and generate revenue.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. Our ability to compete and grow our business could suffer if these rights are not adequately protected. We seek to protect our source code for our software, and design code for our chip sets, documentation and other written materials under trade secret and copyright laws. We license our software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements. There can be no assurance that the steps we have taken to protect our proprietary information will be adequate to prevent misappropriation of our technology, or that our proprietary rights will adequately protected because:

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

Our intellectual property is used in a large number of foreign countries. There are many countries, particularly in emerging markets, in which we have no issued patents, or that may have reduced intellectual property protection. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for us to protect our intellectual property from misuse or infringement by other companies in these countries. As we increase our international sales, it may be more difficult to protect our intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so, which would harm our competitive position and market share. For example, if our foundries lose control of our intellectual property, it would be more difficult for us to take remedial measures because our foundries are located in countries that do not have the same protection for intellectual property that is provided in the United States. Furthermore, we expect this to become a greater problem for us as our technology licensees increase their manufacturing in countries which provide less protection for intellectual property. Our inability to enforce our intellectual property rights in some countries may harm our business.

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

The ability of each foundry to provide us with semiconductors is limited by its available capacity. We do not have a guaranteed level of production capacity with any of these foundries and it is difficult to accurately forecast our capacity needs. We do not have long-term agreements with any of these foundries and we place our orders on a purchase order basis, thus our unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. We place our orders on the basis of our customers’ purchase orders and sales forecasts; however, the foundries can allocate capacity to the production of other companies’ products and reduce deliveries to us on short notice. It is possible that foundry customers that are larger and better financed than we are, or that have long-term agreements with the foundries, may induce our foundries to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of semiconductors that we need.

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

Certain outside foundries and their subcontractors upon which we rely to manufacture most of our semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risks and social upheavals. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products. In addition, these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region, which could disrupt the operation of these foundries and in turn harm our business. For example, South Korea is a neighboring state to North Korea, which is currently in discussions with the United States and other countries regarding its nuclear weapons program. Any geographical or social upheaval in these countries could materially disrupt the production capabilities of our foundries and could result in our experiencing a significant delay in delivery, or a substantial shortage of, our products.

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

On the following dates we withheld the following shares of common stock pursuant to the vesting of outstanding restricted stock units to cover the withholding taxes for such shares of common stock:

Date of Vesting	Shares of Common Stock Withheld	Average Fair Market Value in Period of Vesting
July 1, 2008 - July 31, 2008	5,847	$3.93
August 1, 2008 - August 30, 2008	21,561	$2.58
September 1, 2008 - September 27, 2008	2,778	$1.75

Item 4.	Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of our Stockholders on August 19, 2008, at which the following occurred:

ELECTION OF CLASS I DIRECTORS TO THE BOARD OF DIRECTORS: The stockholders elected Moiz Beguwala and James Smaha as Class I Directors. The votes on the matters were as follows:

Moiz Beguwala

FOR	38,711,072

WITHHELD	6,513,519

James Smaha

FOR	37,073,731

WITHHELD	8,150,860

Other directors whose term of office as a director continued after the annual meeting were Mohanbir Gyani, Stephen Sherman, Sam Srinivasan, Kanwar Chadha and Diosdado Banatao.

RATIFICATION OF THE SELECTION BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS OF ERNST & YOUNG LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS: The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accountants for the 2008 fiscal year. The vote on the matter was as follows:

FOR	41,092,805

AGAINST	3,917,412

ABSTAIN	214,374

Item 6.	Exhibits

Exhibit Number		Incorporated by Reference		Filed/ Furnished Herewith
	Exhibit Description	Form	Filing Date
31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Dennis Bencala pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification. (1)			X

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

SiRF Technology Holdings, Inc

Date: November 4, 2008	By:	/s/ DIOSDADO P. BANATAO
Diosdado P. Banatao
Interim President and Chief Executive Officer
(Duly authorized officer)

Date: November 4, 2008		/s/ DENNIS BENCALA
Dennis Bencala
Chief Financial Officer
(Duly authorized principal financial officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference		Filed/ Furnished Herewith
	Exhibit Description	Form	Filing Date
31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Dennis Bencala pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification. (1)			X

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