Form 10-K
period 2008-12-27
SIRF TECHNOLOGY HOLDINGS INC
filed 2009-03-02
CIK 1163943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number

000-50669

SiRF TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0576030
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

217 Devcon Drive, San Jose, California	95112-4211
(Address of principal executive offices)	(Zip Code)

(408) 467-0410

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer (Do not check if a smaller reporting company)  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $215,161,795 (based on the last reported sale price of $4.32 on June 30, 2008). Shares of common stock held by each then current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to have been affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

62,728,354 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of February 23, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10 (as to the audit committee, audit committee financial expert and Section 16(a) Beneficial Ownership Reporting Compliance), 11, 13 (as to director independence) and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 27, 2008, in connection with the solicitation of proxies for the registrant’s 2009 Annual Meeting of Stockholders.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to:

•	the expected growth of SiRF’s product development and continued product improvement, design win traction and momentum;

•	anticipated benefits or success of SiRF’s current and announced products;

•	potential success of SiRF’s customers’ products;

•	the impact and success of SiRF’s restructuring,

•	the impact of weakening demand, increased competition and weak macroeconomic environment on SiRF’s business;

•	the impact of government regulation or other action;

•	the demand for and SiRF’s ability to meet market demand for low power and small form factor Global Positioning Systems, or GPS, functionality products;

•	the impact and success of SiRF’s acquisitions or investments;

•	SiRF’s leadership position;

•	the decline in average selling prices;

•	SiRF’s anticipated growth and cash needs, including SiRF’s estimates regarding SiRF’s capital requirements and need for, ability to obtain and impact of additional financing;

•	the impact from changes in interest rates and foreign currency rates;

•	SiRF’s tax liability and impact of any changes in tax laws;

•	SiRF’s inventory and potential write-offs;

•	SiRF’s access to materials, parts and supplies;

•	SiRF’s relationships with its employees;

•	SiRF’s critical accounting policies and adoption of accounting pronouncements;

•	SiRF’s disclosure controls and procedures;

•	SiRF’s expectations on competition;

•	SiRF’s dependency on establishing and maintaining relationships with established providers and industry leaders;

•	SiRF’s expectations regarding the amount of SiRF’s net revenue from sales to the Asia-Pacific region and subsequent sale to original manufacturers outside of that region;

•	SiRF’s revenue, sources of revenue, gross margins, and operating results and expenses;

•	SiRF’s expectations regarding SiRF’s dependency on future sales of the SiRFstarIII and SiRFAtlas product lines;

•	SiRF’s ability to predict product markets and compete in such markets;

•

SiRF’s intellectual property, including SiRF’s ability to obtain patents in the future and protection of intellectual property in foreign countries, and the impact of current, potential and concluded legal proceedings;

•	SiRF’s business plans or outlook and any related forecasts or projections relating to any aspect of SiRF’s business, anticipated financial or operating results;

•	SiRF’s acquisitions of or investments in complementary technologies;

•	SiRF’s stock price volatility;

•	SiRF’s continued listing on the Nasdaq Global Select Market;

•	the impact of the International Trade Commission’s findings;

•	SiRF’s compliance with environmental regulations;

•

SiRF’s proposed merger, or the Merger, with Shannon Acquisition Sub, Inc., a direct, wholly-owned subsidiary of CSR plc, or CSR, and other future events related to the Merger and their potential effects on SiRF; and

•	SiRF’s anticipated financial and operating results, as well as those of the combined company’s plans, objectives, expectations and intentions, cost savings and other statements related to the Merger.

Forward looking statements include all statements that are not historical facts and may be identified by such terms as “to,” “possible,” “may,” “should,” “address,” “designed to,” “provide,” “anticipate,” “believe,” “expect,” “estimate,” “plan,” “will,” “intend,” “could,” “can” and similar expressions or the negative of such expressions are intended to identify forward-looking statements. These statements are based on the current beliefs and expectations of SiRF’s management and are not guarantees of future performance and reported results should not be considered as an indication of future performance. SiRF’s actual results could differ materially from those discussed in these forward-looking statements as a result of numerous risks and uncertainties, including, among others:

•	changes to the market for GPS-based location awareness capabilities;

•	SiRF’s ability to keep pace with and anticipate rapid technological change;

•	the success of SiRF’s product offerings and the market’s acceptance of those products;

•	factors affecting SiRF’s quarterly results and sales cycles;

•	SiRF’s successful integration of acquired businesses;

•	price reductions;

•	dependence on and qualification of foundries to manufacture SiRF’s products;

•	production capacity;

•	the ability to adequately forecast demand;

•	customer relationships;

•	distributor relationships;

•	SiRF’s ability to compete successfully, including in foreign markets;

•	SiRF’s product warranties;

•	SiRF’s ability to attract, integrate and retain qualified personnel;

•	the impact of SiRF’s intellectual property indemnification practices;

•

the outcome of SiRF’s current litigation (including the final ITC order) and SIRF’s ability to adapt its products to comply with the outcome of the litigation as well as the risk of any other potential litigation;

•

trends and uncertainties with respect to consumer demand for SiRF’s products and SiRF’s customers’ products, weak current economic conditions and the difficulty in predicting sales, even in the short-term;

•	developments in the macroeconomic environment and the semiconductor industry;

•	general volatility in global economic markets;

•	the strength of SiRF’s international operations; and

•

other risks and uncertainties, including those detailed from time to time in SiRF’s periodic reports filed with the Securities and Exchange Commission, including SiRF’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

In addition, actual results of the Merger could differ materially from those discussed in these forward-looking statements as a result of other risks and uncertainties, including, among others:

•	SiRF and CSR’s ability to satisfy the conditions to the Merger;

•	the possibility that the Merger does not close when expected or at all, or that the companies may be required to modify aspects of the Merger to achieve regulatory approval; and

•	SiRF’s sales to current and potential customers may be disrupted or deferred as a result of the Merger.

These forward-looking statements are qualified by the risk factors described in Item 1A of this Form 10-K and represent SiRF’s estimates and assumptions only as of the date of this Form 10-K (or any earlier date indicated in this Form 10-K) and SiRF undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances unless required by law. Investors or potential investors should give careful consideration to these risks and uncertainties.

All references to “SiRF” or the “Company” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS®, Centrality®, Atlas®, the SiRF name and orbit design logo and Multimode Location Engine® are SiRF’s registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, SiRFDiRect™ LocativeMedia™, SiRFDemo™ , SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFInstantFixII™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™, SiRFprima™, SiRFatlas™, SiRFtitan™, SiRFGenEE™ and SiRFLocMgr™. This Annual Report on Form 10-K also includes trade names, trademarks and service marks of other companies and organizations.

PART I

Item 1.	Business

Overview

SiRF is a leading supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial applications. Location awareness capabilities allow a user to determine and use location information to gain access to applications and services, such as navigation or roadside assistance, and may be combined with wireless connectivity to enable a range of tracking and location applications, such as child and asset locators. SiRF’s products use GPS, which is a system of satellites designed to provide longitude, latitude and time information to GPS-enabled devices virtually anywhere in the world. SiRF offers a broad range of GPS chip sets, standalone and System on Chip, or SoC, chip sets and premium software products for high-volume GPS markets. SiRF’s chip set product lines typically consist of two integrated circuits, a radio frequency, or RF, integrated circuit and a digital signal processing circuit, and standard embedded GPS software. The radio frequency integrated circuit is an analog semiconductor that detects and processes radio frequency signals from GPS satellites. The digital signal processing circuit is a semiconductor that helps process those signals to create data. The standard embedded GPS software searches satellite signals and uses satellite data to calculate location. In some of SiRF’s products these integrated circuits are combined into a single package and, in others, into a single die. SiRF’s SoC product line is designed to expand the function of the digital integrated circuit beyond GPS signal processing to perform additional host processing functions required by the device. In addition to chip sets and standard embedded software, SiRF also provides premium software products, which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive applications. SiRF markets and sells its products in four major markets: wireless handheld devices such as mobile phones; automotive electronic systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet devices.

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

Material Acquisitions and Divestiture

In expanding SiRF’s product lines, it acquired Kisel Microelectronics, AB, a privately held limited liability company based in Stockholm, Sweden, or Kisel, in April 2005 and Centrality Communications, Inc., a privately-held company based in Redwood City, California, or Centrality, in August 2007. Kisel, a company specializing in complex integrated transceiver designs, complements SiRF’s existing RF engineering group as the design of RF transceivers is a critical core technology and is an essential element in complex multi-radio system solutions. The acquisition of Centrality, a developer of navigation processor solutions for portable navigation devices, was intended to enable SiRF to deliver end-to-end, multifunction location platforms employing SoC technology to location-enable a range of devices and services. The acquisition was intended to further expand SiRF’s engineering capabilities to deliver cost-effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. On November 24, 2008, SiRF entered into a share purchase agreement whereby it sold 85% of its holdings in Kisel to certain former Kisel employees, for an aggregate of $1.0 million in cash and $2.2 million in promissory notes.

In June 2005, SiRF acquired the GPS chip set product line of Motorola, Inc., a Delaware corporation, or Motorola. The acquisition of Motorola’s GPS chip set product line provided broader product offerings and better overall support infrastructure to serve Motorola and SiRF’s other customers worldwide, through the acquisition of a team with a critical mass of GPS expertise, product lines that complement SiRF’s existing products and a strong customer base.

Agreement and Plan of Merger with CSR

On February 9, 2009, SiRF entered into an Agreement and Plan of Merger, or the Merger Agreement, with CSR plc, a company organized under the laws of England and Wales, or CSR, and Shannon Acquisition Sub, Inc., a Delaware corporation that is a direct, wholly-owned subsidiary of CSR, or Shannon. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Shannon will merge with and into SiRF, with SiRF surviving as a wholly-owned subsidiary of CSR. The transactions contemplated by the Merger Agreement are collectively referred to as the Merger.

As a result of the Merger, subject to certain exceptions, (i) each issued and outstanding share of SiRF’s common stock will be converted into the right to receive 0.741, of a fully paid ordinary share of CSR, subject to anti-dilution adjustments, or the Exchange Ratio, (ii) each issued and outstanding option to acquire shares of SiRF’s common stock issued under any of SiRF’s equity compensation plans, whether vested or unvested, will be converted into an option (A) exercisable for that number of CSR’s ordinary shares equal to the product of (x) the aggregate number of shares of SiRF’s common stock for which such option was exercisable multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share, and (B) with an exercise price per share equal to (x) the aggregate exercise price of such option divided by (y) the number of CSR’s ordinary shares for which such converted stock option shall be exercisable; and (iii) each issued and outstanding restricted stock unit with respect to shares of SiRF’s common stock granted pursuant to any of SiRF’s equity compensation plans, whether vested or unvested, will be converted into a restricted stock unit, on the same terms and conditions (including applicable vesting requirements and deferral provisions) as applied to each such restricted stock unit, with respect to the number of CSR’s ordinary shares that is equal to the number of shares of SiRF’s common stock subject to the restricted stock unit multiplied by the Exchange Ratio (rounded to the nearest whole share). Holders of SiRF’s common stock prior to the Merger will receive cash in the Merger in lieu of fractional ordinary shares of CSR.

Based on the closing stock price for CSR on February 9, 2009, this consideration would be equivalent to $2.06 worth of CSR ordinary shares for each SiRF share of common stock, representing total consideration of $136 million. This represents a premium to SiRF’s stockholders of approximately 91% over SiRF’s closing stock price on February 9, 2009. Upon the closing of the transaction, SiRF’s stockholders are expected to own approximately 27% and CSR shareholders are expected to own approximately 73% of the combined company. The transaction is expected to be tax-free for SiRF’s stockholders.

The completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by SiRF’s stockholders; (ii) approval of the transactions contemplated by the Merger Agreement by CSR’s shareholders; (iii) effectiveness of admission of CSR’s ordinary shares to be issued to SiRF’s stockholders to the Official List of the United Kingdom Listing Authority and to trading on the London Stock Exchange’s main market for listed securities, subject only to allotment; (iv) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; and (vi) effectiveness under the Securities Act of 1933 of the registration statement relating to the CSR ordinary shares to be issued to SiRF’s stockholders and absence of any stop order in respect thereof or proceedings by the Securities and Exchange Commission, or SEC, for that purpose.

The Merger Agreement contains specified termination rights for the parties. SiRF would be required to pay CSR a termination fee of $3.66 million if: (i) the Merger Agreement is terminated in certain circumstances where SiRF receives a proposal to acquire SiRF that SiRF’s board of directors determines is a Superior Proposal (as defined in the Merger Agreement); (ii) SiRF’s board of directors withdraws, modifies or amends its recommendation to approve the Merger in any manner adverse to CSR; provided that such withdrawal, modification or amendment was not based on facts that, were the Merger to be consummated on the date of such withdrawal, modification or amendment, would result in CSR’s representations and warranties not being accurate and which inaccuracies would reasonably be expected to have, individually or in the aggregate, a material adverse effect with respect to CSR; or (iii) (A) a proposal to acquire SiRF has been publicly made or proposed to SiRF’s stockholders or otherwise publicly announced (whether or not conditional) and not withdrawn; (B) the Merger Agreement is terminated due to the failure of SiRF’s stockholders to adopt the Merger Agreement; and (C) within six months following such termination, SiRF enters into a contract providing for the implementation of a proposal to acquire SiRF (which proposal is ultimately consummated) or consummates any such proposal, whether or not such proposal was the same takeover proposal referred to in clause (A). CSR would be required to pay SiRF a termination fee of $3.66 million if the Merger Agreement is terminated by SiRF because CSR’s board of directors withdraws, modifies or amends its recommendation to approve the Merger in any manner adverse to SiRF; provided that such withdrawal, modification or amendment was not based on facts that, were the Merger to be consummated on the date of such withdrawal, modification or amendment, would result in SiRF’s representations and warranties not being accurate and which inaccuracies would reasonably be expected to have, individually or in the aggregate, a material adverse effect with respect to SiRF.

Following the completion of the Merger, it is currently anticipated that CSR’s board of directors will be expanded to add two members from SiRF’s board of directors, Diosdado Banatao and Kanwar Chadha. Joep van Beurden, CSR’s current Chief Executive Officer, will lead the combined company as Chief Executive Officer with the remaining leadership to be comprised of executives from both SiRF and CSR. The combined company will be headquartered in Cambridge (United Kingdom), and SiRF’s San Jose, California headquarters will become the headquarters for CSR’s U.S. operations.

Products

SiRF offers a broad range of GPS chip set and premium software products for high-volume GPS markets. Since 1996, SiRF has introduced following generations of product architecture: SiRFstarI, with a focus on automotive applications in 1996; SiRFstarII in both intellectual property, or IP, core and chip set forms in 1999; and SiRFstarIII, SiRF’s third generation GPS architecture which may include embedded SiRFLoc client premium software, both in a chip set and IP core form in 2004. In 2007, with the acquisition of Centrality, SiRF added navigation processor SoC products, SiRFatlas and SiRFtitan. In 2008, SiRF introduced several new products based on the SiRFstarIII product architecture, as well as SiRFatlasIII. Also in 2008, SiRF introduced the SiRFprima architecture, with flagship performance on a multifunction SoC platform: location, 3-D graphics, multimedia and application processors.

The following table summarizes SiRF’s current products and related features:

Architecture	Product		Description
SiRFstarII	GSC2x	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single package
SiRFstarIII	GSC3/LP	•	Combines radio frequency integrated circuit and a digital signal processing circuit in a single 7 mm x 10 mm package
	GSC3/LPx	•	An updated version of the 3/LP that is lower power and more RF flexible for multi-radio products
	GSC3/LPa	•	An optimized version of the 3/LP for automotive functionality and packaging requirements
	GSC3LT	•	SiRF’s most power-efficient and the smallest version of SiRF’s flagship SiRFstarIII architecture, ideal for a wide range of GPS enabled consumer mobile devices
	GSD3tw	•	Single die, smallest footprint and highest performance implementation of SiRFstarIII architecture. Multimode satellite signal processor utilizes host processor for low cost, low power system implementation targeting wireless applications
SiRFInstant	GSCi-2000	•	Used in telematics applications
	GSCi-4x00	•	Instant GPS, used in cellular handsets and public safety two-way radios
	GSCi-5000	•	SiRF’s extremely small multimode A-GPS chip, which is optimized to address the space and cost constraints of cellular handsets
SiRFtitan	SiRFtitan	•	Powerful GPS and multifunction processor designed for performance navigation
SiRFatlas	SiRFatlas	•	GPS and multifunction processor optimized for most cost-sensitive entry/value navigation
	SiRFatlasIII	•	The most cost effective navigation processor for entry level portable navigation devices
SiRFprima	SiRFprima	•	The next generation of navigation processor platform: fluid navigation experience with 3D graphics and high resolution multimedia encode and decode

During 2008, SiRF launched its SiRFprimaTM multifunction platform. Additionally, SiRF began shipping the GSC3e/LPx and GSC3f/LPx, the latest versions of the SiRFstarIII™. In 2009, SiRF expects significant revenue contribution from the SiRFatlas and SiRFstarIII product architectures. Sales of SiRFatlas and SiRFstarIII product architectures represented 10% or more of SiRF’s net revenue in 2008. Sales of SiRF’s chip sets represented 96%, 98% and 97% of its net revenue in 2008, 2007 and 2006, respectively.

In addition to chip sets and standard embedded software, SiRF also provides premium software products which are designed for specific customer platforms, such as mobile phones, consumer devices and automotive. The following table summarizes the features of SiRF’s premium software products:

Premium Software		Description
SiRFLoc	•	Client and server software for wireless devices that provides enhanced location information using the capabilities of the wireless networks, as needed, for multimode GPS
SiRFXTrac	•	Software designed to provide high-sensitivity satellite tracking in autonomous GPS applications for SiRFstarII platforms
SiRFDRive	•	Software for automotive applications that enhances positioning by using sensors commonly found in automobiles, such as odometers
SiRFNav	•	Software for automotive navigation systems that shares resources with the host processor
SiRFInstantFix	•	Provides quick position fix and high-sensitivity satellite acquisition in occasionally connected GPS applications
SiRFInstantFixII	•	Provides quick position fix and high-sensitivity satellite acquisition without any network connectivity
SiRFstudio	•	A standards-based, end-to-end location services enabling platform designed to simplify and speed the development and deployment of location-aware applications across a broad range of mobile devices
SiRFDiRect	•	Software for portable navigation devices, or PNDs, applications designed to enhance positioning by using external sensors, gyro and accelerometer, for enhanced location performance in difficult environments

SiRF has developed and continues to develop premium software products designed to enable SiRF’s chip sets to be more easily integrated into specific applications. In most cases, SiRF charges a separate licensing royalty for these premium software products. SiRFLoc is premium software for multimode GPS created for wireless devices needing enhanced location information using the assistance capabilities of wireless networks, as well as in autonomous environments, where the assistance capability may not be available or needed. It has both client and server software aspects with the client software integrated into the user devices, such as handsets, and with the server core integrating into the wireless network systems, such as location servers. SiRFXTrac is premium software for PDA and consumer devices that runs on SiRF’s SiRFstarII-based product lines and is designed to track signals in weak-signal environments without any assistance from wireless networks. Demand for SiRF’s SiRFstarII with XTrac has reduced as customers have migrated to the newer SiRFstarIII platform, which provides greater weak signal performance. SiRFDRive is premium software for automotive applications, which uses inputs from the gyroscope, odometer and other sensors in the automobile to complement the GPS satellite signal and enhance the navigation experience. SiRFNav is premium software designed to enable the navigation function to be performed by the host processor, which can reduce the cost of the GPS sub-system. SiRFInstantFix is premium software designed to provide quick position fix and high-sensitivity satellite acquisition when a device is initially turned on. SiRFInstantFix data can operate for up to seven days for mobile systems that are disconnected from the network for an extended period of time. With the introduction of SiRFstudio, SiRF now provides a platform to accelerate end-to-end location based services with the ecosystem and specific tools to enable location aware applications for client and servers. SiRFDiRect is premium software for PNDs that utilizes external sensors to achieve improved navigation performance typically found with in-vehicle navigation systems. In 2008, SiRF introduced SiRFInstantFixII™ technology, an autonomous version of SiRF’s original SiRFInstantFix technology that is designed to improve the start-up times of PNDs and other mobile navigation devices without needing any network connectivity for assistance or updates. SiRFInstantFixII is designed to reduce the time to first position fix upon initial power-up of a PND in the typical situation from over half a minute to as little as five seconds.

SiRF’s products have been integrated into mobile consumer devices such as mobile phones, automobile navigation and location-based systems, portable navigation systems, personal digital assistants, digital still cameras, digital video cameras, personal gaming devices, and GPS-based peripheral devices, and into commercial systems, such as fleet management and road-tolling systems.

SiRF’s products are available to original equipment manufacturer, or OEM, customers in four forms: chip sets, modules, IP cores and premium software. For customers with high-volume requirements or unique system requirements, SiRF sells its products as chip sets. Customers that require GPS functionality to be added quickly to devices designed primarily for other functions may purchase complete GPS modules based on SiRF’s chip sets from SiRF’s value added manufacturer, or VAM, customers. These modules consist of SiRF’s chip sets mounted on a board that can be readily added to a device. For customers that have very high-volume, cost-sensitive applications such as mobile phones, SiRF also offers its technology in IP core form, consisting of the design code for SiRF’s chip sets and the source code for the software embedded in the chip sets.

In addition to SiRF’s chip sets and premium software products, SiRF provides two types of tool kits: evaluation kits and system development kits. Evaluation kits consist of a GPS module and software, enabling potential customers to evaluate the performance of SiRF’s products for their specific environment and application. System development kits are designed to make it easier for SiRF’s customers to incorporate SiRF’s GPS technology into their products and reduce their time to market. System development kits consist of hardware reference design information, a software development platform and software tools to link SiRF’s software to the customer’s system software. SiRF also offers utility software to its customers to assist them in high-volume manufacturing and testing. These tool kits and utility software are currently not material to SiRF’s total net revenue and are not expected to be a significant contributor to SiRF’s future net revenue. Subsequent to the sale of SiRF’s premium software products, SiRF has no obligation to provide any level of post-contract support, including modification, customization, upgrades or enhancements.

SiRF has been involved in multiple pending legal proceedings with Broadcom Corporation and its predecessor in connection with disputes regarding patents. On January 15, 2009, the United States International Trade Commission, or ITC, issued its final determination in connection with the Broadcom patent infringement investigation, or ITC Final Determination. Certain software pertaining to SiRFstarIII hardware products and three of SiRF’s premium software products, SiRFLoc, SiRFNav and SiRFInstantFix, are subject to the ITC Final Determination. SiRFInstantFixII is not subject to the ITC Final Determination. To comply with the ITC Final Determination, SiRF has released new software versions of SiRFLoc, SiRFNav, SiRFInstantFix and software pertaining to SiRFstarIII hardware products. As these are new versions of the software, the product names will not change. In addition, the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products were found to be infringing by the ITC. As such, SiRF is prohibited from conducting certain activities in the United States with respect to these products, including selling, marketing or testing the products in the United States. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. See Item 3, Legal Proceedings, under Part I of this report for further information.

Technology

SiRF’s SiRFstar GPS architectures are designed to rapidly acquire satellite signals to determine location, receive and process weak signals, use low amounts of power, generate low amounts of heat and provide greater accuracy in a cost-effective structure.

The following table summarizes the key GPS architectural features implemented in many of SiRF’s products:

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

•     Re-establishes position quickly using re-acquired signal

• Rapid response time, providing more satellite positioning fixes in difficult environments, such as urban canyons
SnapStart Fast Start	• Obtains a position fix rapidly	• Significant power savings during idle with fast recovery to user request
SiRFDRive DR Enhanced Location	• Combines measurements from GPS system and dead reckoning devices, such as odometers and gyroscopes and MEMS accelerometer	• Improves accuracy and location information availability in obstructed environments such as urban canyons, tunnels and parking garages
FoliageLock Signal Sensitivity	• Detects signals with as low as 1% of normal strength • Continues operating in dense foliage with as low as 1/400 th of original signal	• Improved signal availability and, therefore, improved navigation accuracy in wilderness areas having heavy signal degradation
SingleSat Positioning	• Enables automotive GPS applications to operate during short intervals when only one satellite is visible • Permits continued navigation in urban areas	• Improved availability of navigation solution from GPS in areas of severe signal blockage
Dual Multipath Rejection	• Reduces errors caused by reflected signals • Improves GPS accuracy in obstructed environments	• Improved accuracy in urban canyons
Differential GPS Support	• Corrects errors in standard GPS signals using supplementary signals • Supports Federal Aviation Administration’s wide area augmentation system • Improves GPS accuracy to one to three meters	• Improved accuracy for demanding applications where differential signal is available
TricklePower and Adaptive Power Management	• Reduces power consumption and heat dissipation • Increases battery life and allows smaller device sizes	• Intelligent cycling of the GPS core provides lower power consumption in continuous navigation, thus improving battery life
Push-to-Fix Mode	• Reduces average power consumption for on-demand position applications such as E911 and personal locators	• Fast restart capabilities provide lower power consumption in infrequent positioning applications

Semiconductor Design Methodologies

SiRF uses advanced design tools and manufacturing process technologies in its design methodology, which helps reduce die size, power consumption, heat generation and cost for certain functions. SiRF further integrates specialized tools to accelerate design and verification time and to reduce the number of modification iterations.

Several factors must be taken into account in the design of GPS-based semiconductors. Because the GPS satellite system employs a very high carrier frequency and very low signal strength, handling noise interference is difficult and requires custom semiconductor design that can handle these radio frequencies. In addition, reliability concerns, such as electrical static discharge and electromigration, further complicate the design considerations. SiRF has adopted a design approach, known as the customer-owned tooling approach, to address these issues. With customer-owned tooling, SiRF’s engineers design the entire circuit and layout, which are delivered to one of the foundries that manufacture SiRF’s products as a physical layout database. These foundries use the database to fabricate the wafers that they then send to SiRF. Because SiRF designs the entire circuit and layout themselves, rather than using a third party, SiRF believes that it can appropriately manage these types of design problems.

For some of SiRF’s digital baseband semiconductor solutions, SiRF uses the turnkey design approach, which takes advantage of existing IP cores and cell libraries offered by the foundries that manufacture SiRF’s products. SiRF delivers to the foundries fully simulated netlists, which are instructions for using these IP cores and cell libraries, and SiRF receives fully tested and packaged parts.

Test Methodologies

Because the GPS satellites are constantly in motion, continuous position fixes at the same physical location do not necessarily result in identical outputs. Moreover, different terrestrial environments affect the satellite signal in different ways. Consequently, navigation solutions require the collection of large amounts of data in various environments and sophisticated software to analyze these inputs to ensure the best performance across a variety of potential user platforms. Laboratory test environments cannot reliably simulate all possible scenarios, making comprehensive automated testing for GPS products difficult. Over the last ten years, SiRF has developed extensive test methodologies, including laboratory simulation, road testing, virtual road laboratory testing, pedestrian applications, indoor positioning and aided acquisitions, to assure the quality of its products. These proprietary test methodologies include hundreds of separate tests, which generate large amounts of real-time data that is automatically collected and analyzed. SiRF believes this test system is a key to its ability to release high-quality products in a timely manner.

Customers

SiRF markets and sells its products worldwide through a combination of direct sales, independent sales representatives and distributors. SiRF also sells to VAMs, which incorporate SiRF’s chip sets into modules. In addition, many of SiRF’s direct customers in turn sell to branded OEMs, which sell products using SiRF’s chip sets. SiRF targets four major markets: wireless handheld devices such as mobile phones; automotive electronic systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet devices. In 2008, two customers, Promate and Elcoteq, represented 10% or more of SiRF’s net revenues. In 2007, two customers, Promate and Garmin, each represented 10% or more of SiRF’s net revenues. In 2006, three customers, Promate, Garmin and Gateway/Foretek, each represented 10% or more of SiRF’s net revenues. In 2005, two customers, Promate and Gateway, each represented 10% or more of SiRF’s net revenues. In 2004, four customers, Promate, Leadtek, Gateway and Motorola, each represented 10% or more of SiRF’s net revenues.

International sales accounted for 81%, 88% and 85% of SiRF’s net revenue in 2008, 2007 and 2006, respectively. SiRF faces risks in conducting business internationally, including increases in trade restrictions, potentially reduced protection for its IP and failure by SiRF or its customers to obtain the requisite regulatory approvals. In addition, under the ITC Final Determination, discussed in Item 3, Legal Proceedings, under Part I in this report, certain of SiRF’s customers are prohibited from importing and selling in the United States SiRF’s products that may be found to infringe certain Broadcom patents. While SiRF has developed new versions for its software that, if approved by U.S. Customs, SiRF believes would comply with the ITC Final Determination, demand for SiRF’s products may decrease and adversely affect its net revenue. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. For a discussion of SiRF’s net revenue by geographic region, see Note 13, Segment and Geographical Information, of the Notes to Consolidated Financial Statements in Item 8 under Part II of this report for further information. See also Item 3, Legal Proceedings, under Part I of this report for further information related to the ITC Final Determination.

Manufacturing

Fabrication

SiRF uses independent semiconductor manufacturers to fabricate its semiconductors. By contracting its manufacturing, SiRF is able to focus more of its resources on product design and eliminate the high cost of owning and operating a semiconductor fabrication facility. This fabless business model also allows SiRF to take advantage of the research and development efforts of leading manufacturers and to maintain flexibility in choosing suppliers that meet SiRF’s technology and cost requirements. SiRF’s products are manufactured using complementary metal-oxide-semiconductor, or CMOS, bipolar, a combination of bipolar and CMOS, or BiCMOS, process technologies, which includes the silicon germanium process technology.

SiRF designs its products to be compatible with industry standard manufacturing processes, allowing SiRF to work with multiple manufacturers. SiRF’s primary foundries are IBM in the United States, Samsung in South Korea, STMicroelectronics in Italy and France and TSMC in Taiwan. Each foundry currently manufactures several of SiRF’s semiconductors. In 2007, with its acquisition of Centrality, SiRF began using Global Uni Chip, a design foundry in Taiwan, to provide turnkey solutions for some of its SoC products. SiRF pre-qualifies each manufacturing plant that it intends to use and continuously monitors their process and quality control processes. SiRF maintains an operations and quality engineering group that manages manufacturing engineering which includes test, product, package engineering, supply chain management, logistics, including product planning, work-in-progress control, shipping and receiving and its relationships with contractors. While SiRF believes that it has adequate capacity to support its current sales levels, it intends to continue to work with its existing foundries to obtain adequate production capacity, and it may qualify new foundries to provide additional production capacity and advanced technology. Because SiRF uses independent foundries to manufacture its semiconductor products, it may face risks such as lack of manufacturing capacity and limited control over delivery schedules, quality issues, increase in production costs and reduction in manufacturing yields.

Assembly and Test

Independent manufacturing plants worldwide conduct SiRF’s assembly, testing and finish operations. These manufacturing plants include Amkor in Taiwan and China, ASE in Taiwan, IBM in the United States, Samsung in South Korea, StatsChipPac in Korea, Malaysia and Singapore, and STMicroelectronics in Malaysia. All testing is performed on standardized equipment using proprietary programs developed by SiRF’s test engineering groups in collaboration with its manufacturing partners. SiRF uses standard packages for most of its products.

Quality Assurance

SiRF focuses on product reliability from the initial stage of the design cycle through each specific design process. SiRF reviews quality and reliability data from its foundries and assembly and tests subcontractors through each stage of the production cycle. SiRF closely monitors foundry production to enhance product quality reliability and yield levels. SiRF believes its testing methodology allows it to continuously improve the quality and reliability of its products. SiRF also has a quality assurance and reliability organization. SiRF is certified at its headquarters location in San Jose, CA by the International Standards Organization quality standard called ISO9001-2000, and SiRF actively monitors and complies with emerging quality standards as required for its products and by its customers.

Sales and Marketing

SiRF markets and sells its products worldwide though a combination of direct sales, independent sales representatives and distributors. SiRF refers customers who want modules that incorporate SiRF’s chip sets to its VAM customers. SiRF has direct sales offices in China, Germany, India, Japan, South Korea, Taiwan, the United Kingdom and the United States. SiRF also has distributors and independent sales representatives in the United States, Europe and the Asia-Pacific region. SiRF has a number of marketing programs to support the sale of its products and to increase brand awareness, including participation in industry tradeshows, technical conferences and technology seminars, sales training, advertising, co-branding agreements and public relations. SiRF provides its distributors with price protection rights, which grant distributors the right to credit on future purchases in the event of declines in the price of its products on existing inventory held by the distributors.

Research and Development

SiRF devotes a substantial portion of its resources to developing new products and strengthening its technological expertise in the GPS/location market. SiRF’s engineering team has expertise in architecture design, wireless communication algorithms, wireless and GPS system engineering, digital signal processing circuit design, radio frequency integrated circuit design and software engineering. SiRF has dedicated engineering teams for systems design, digital signal processing circuit design, radio frequency integrated circuit design and software design. SiRF has design centers in San Jose, CA, Santa Ana, CA, Cedar Rapids, IA, Phoenix, AZ, Shanghai, China and Noida, India. SiRF’s research and development expenditures were approximately $108.7 million in 2008, $96.7 million in 2007, $75.1 million in 2006, $37.7 million in 2005 and $22.3 million in 2004.

Government Regulation

GPS technology is restricted and its export is controlled. The United States government may restrict specific uses of GPS technology in some applications for security or other reasons. Although the United States government has stated it will not block the civilian GPS signal at any time, it does have the ability to do so. In addition, although the stated policies of the United States government include the use of GPS without charge, this may change. The growth of the GPS market could be limited by government regulation or other action. These regulations or actions could interrupt or increase SiRF’s cost of doing business. For example, the former President of the United States authorized a new national policy in December 2004 that established guidance and implementation actions for space-based positioning, navigation, timing programs, augmentations and activities for United States national and homeland security, civil, scientific and commercial purposes. To date, government regulation has not materially impacted SiRF’s business. However, SiRF cannot be certain that the United States government will remain committed to the operation and maintenance of GPS satellites over a long period, although it is currently committed to do so. Other United States government agencies may become involved in the administration or the regulation of the use of GPS signals. Any of the foregoing factors could affect the willingness of buyers of SiRF’s products to select GPS-based systems instead of products based on competing technologies.

GPS technology uses radio frequency bands that are globally allocated for radio navigation satellite services. International allocations of radio frequency bands are made by the International Telecommunications Union, a specialized technical agency of the United Nations. These allocations are also governed by radio regulations that have treaty status and are subject to modification every three to four years by the World Radio Communication Conference. Reallocation of radio frequency bands, including frequency band segmentation or spectrum sharing, may negatively affect the utility and reliability of GPS-based products. Further, the Federal Communications Commission, or FCC, continually receives proposals for new technologies and services that may seek to operate in, or across, the radio frequency bands currently used by GPS and other public services. Adverse decisions by the FCC that result in harmful interference to the delivery of GPS signals could harm the utility and reliability of GPS-based products.

Competition

The market for SiRF’s products is highly competitive and rapidly evolving. SiRF expects increased competition throughout the market for location technology products. This increased competition will likely result in price reductions, reduced margins or loss of market share. SiRF may be unable to compete successfully against current or future competitors.

Some of SiRF’s customers are also its competitors. Within each of its markets, SiRF faces competition from public and private companies, as well as its customers’ in-house design efforts. For chip sets, SiRF’s main competitors include Atheros Communications, Atmel, Broadcom, Infineon, MediaTek, QUALCOMM, Sony, ST-Ericsson (the newly formed joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), Texas Instruments, Trimble and u-blox. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to SiRF in a short time. For modules based on SiRF’s products, the main competitors are Furuno, JRC, Sony, Trimble and u-blox. For licensed IP cores, SiRF’s competitors include Ceva, QUALCOMM and several private companies. Licensees of intellectual property from SiRF’s competitors may also compete against SiRF. SiRF also competes against suppliers of software-based GPS solutions. SiRF expects new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow.

In the wireless market, SiRF also competes against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences of signals between individual cellular base stations and/or Wi-Fi positioning. If these technologies become more widely adopted, market acceptance of SiRF’s products may decline. Competitors in these areas include Andrew, Polaris and TruePosition. SiRF plans to actively participate in Galileo, which is being developed by European governments, and other Global Navigation Satellite System development through international and industry groups as appropriate.

SiRF believes that the following key competitive factors are important in order to compete successfully in the markets SiRF targets:

•	the cost-effectiveness of the location technology;

•	performance in terms of availability, navigation accuracy and time required to fix a location;

•	low power consumption;

•	high integration to reduce the size of the product;

•	robustness of the products to operate in a variety of environments;

•	system development tool kits and design support to enable rapid time to market;

•	the ability to provide products in the form of chip sets, modules and licensed intellectual property;

•	a strong portfolio of GPS and location-based technology patents; and

•	the ability to ship products in high volumes.

SiRF believes that, based on these key competitive factors, SiRF competes successfully in its target markets. Many of SiRF’s competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SiRF. SiRF also believes that its success depends on its ability to establish and maintain relationships with established system providers and industry leaders. SiRF’s failure to establish and maintain these relationships, or any interference with these relationships by its competitors, could harm its ability to penetrate emerging markets. For a discussion of other competitive factors, see Item 1A, Risk Factors, under Part I of this report, specifically the risk factor titled, “Because many companies sell in the market for location technology products, SiRF must compete successfully to sustain or gain market share.”

Raw Materials

SiRF purchases components from a number of suppliers. In some cases, SiRF purchases certain critical components, such as NOR flash memory technology, from a single supplier. The materials, parts and supplies essential to SiRF’s business are generally available at present, and SiRF believes that such materials, parts and supplies will be available in the foreseeable future. Certain raw materials and technology processes used in the manufacturing of SiRF’s integrated circuits are available only from a limited number of suppliers. Interruption of supply or increased demand in the industry could cause shortages and price increases in various essential materials. See Item 1A, Risk Factors, under Part I of this report, specifically the risk factor titled, “SiRF depends on a sole supplier for some critical components.”

Seasonality

SiRF has historically experienced increased net revenue in its third and fourth quarters due primarily to seasonal demand related to the holiday season and end-of-calendar year spending patterns in corporate budgets. However, due to macroeconomic conditions and other factors, SiRF did not experience an increase in net revenue in the third and fourth quarters. Due to continued economic uncertainty and other factors, past historical seasonal patterns should not be considered a reliable indicator of SiRF’s future net revenue or financial performance.

Inventory and Working Capital

SiRF’s management focuses considerable attention on managing its inventories and other working-capital-related items. SiRF manages inventories by communicating with its customers and then using its industry experience to forecast demand on a product-by-product basis. SiRF then places manufacturing orders for its products that are based on forecasted demand. The quantity of products actually purchased by SiRF’s customers as well as shipment schedules are subject to revisions that reflect changes in both the customers’ requirements and in manufacturing availability. SiRF generally maintains substantial inventories of its products because the semiconductor industry is characterized by short lead time orders and quick delivery schedules. As a result, changes in customer demand or rapid technological change can cause the value of SiRF’s inventory to rapidly decline.

Backlog

SiRF’s backlog of orders was $34.8 million at December 27, 2008, as compared to $56.0 million at December 31, 2007. The decrease in backlog was primarily due to increased market competition and continuing weakness in consumer demand. A substantial number of orders are shipped during the quarter in which they are received. SiRF defines backlog as of a particular date as firm purchase orders with a customer-requested delivery date within a maximum length of time not to exceed 180 days. As customer requirements and industry conditions change, orders may be, under certain circumstances, subject to cancellation or modification of terms such as pricing, quantity or delivery date. Customer order placement practices continually evolve based on customers’ individual business needs and capabilities, as well as industry supply and capacity considerations. As a result, the amount of backlog will vary from year to year.

Intellectual Property

As of December 27, 2008, SiRF had 330 patents granted worldwide. Of this total, SiRF has 201 patents granted in the United States and 129 patents granted in foreign countries, with expiration dates ranging from 2011 to 2027, along with 173 pending patent applications in the United States and 202 pending foreign patent applications. SiRF’s success depends on its intellectual property. SiRF’s patent applications may not provide protection for all competitive aspects of its technology or may not result in issued patents. Any patents issued may provide only limited protection for SiRF’s technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to SiRF. In addition, patent protection in foreign countries may be limited or unavailable where SiRF needs this protection. It is possible that competitors may independently develop similar technologies or design around SiRF’s patents and competitors could also successfully challenge any issued patent. SiRF may also choose not to pursue all instances of patent infringement.

SiRF intends to continue to assess appropriate occasions for seeking patent protection for those aspects of its technology that it believes provide significant competitive advantages. Although SiRF files patents to protect its inventions, its revenue is not dependent on any particular patent. SiRF does not believe the expiration or loss of any particular patent would materially harm its business. Additionally, SiRF is an inaugural member of the Ocean Tomo 300 Patent Index, a market-equity stock index priced and published by the NYSE Alternext US, formerly the American Stock Exchange, representing a diversified portfolio of 300 companies that own the most valuable patents relative to their book value as determined by Ocean Tomo LLC.

SiRF’s success also depends on its other rights in proprietary technology. SiRF relies on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect its proprietary rights. SiRF’s ability to compete and grow its business could suffer if these rights are not adequately protected. SiRF seeks to protect its source code for its software and design code for its chip sets, documentation and other written materials under trade secret and copyright laws. SiRF licenses its software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. SiRF also seeks to avoid disclosure of its intellectual property by requiring employees and consultants with access to its proprietary information to execute confidentiality agreements. SiRF generally requires its customers to enter into confidentiality and nondisclosure agreements before it discloses any sensitive aspects of its products, technology or business plans. Despite SiRF’s efforts to protect its proprietary rights through confidentiality and license agreements, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect SiRF’s proprietary rights as fully as those in the United States. In addition, SiRF’s competitors may independently develop technology similar to its own. These precautions may not prevent misappropriation or infringement of SiRF’s intellectual property.

Third parties could infringe or misappropriate SiRF’s copyrights, trademarks and similar proprietary rights. In addition, other parties may assert infringement claims against SiRF and SiRF’s products may be found to infringe one or more issued patents. In addition, because many pending patent applications in the United States are not publicly disclosed by the United States Patent and Trademark Office until the patent is issued, applications may have been filed by others which relate to SiRF’s products of which SiRF has no knowledge. SiRF may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties. SiRF may also be required to resort to litigation to enforce its intellectual property rights. Intellectual property litigation is expensive and time-consuming and could divert management’s attention away from running SiRF’s business. This litigation could also require SiRF to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. SiRF’s failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis would harm its business. See Note 21, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, in Item 8 under Part II of this report for further information. See also Item 3, Legal Proceedings, under Part I of this report for further information regarding SiRF’s current litigation.

Employees

As of December 27, 2008, SiRF had 571 active, permanent employees, including 408 in research and development, 69 in sales and marketing, 48 in operations and 46 in general and administrative. None of SiRF’s employees are covered by a collective bargaining agreement. SiRF believes that its relations with its employees are good.

Environmental Matters

While SiRF is a fabless semiconductor supplier who relies on subcontractors to manufacture its products, SiRF monitors the environmental impact of its products. Due to environmental concerns, the need for lead-free solutions in electronic components and systems is receiving increasing attention within the semiconductor industry and many companies are moving towards becoming compliant with the Restriction of Hazardous Substances Directive, or RoHS Directive, the European legislation that restricts the use of a number of substances, including lead. SiRF believes that its products are compliant with the RoHS Directive. In 2008, SiRF began managing its compliance towards the new European Registration, Evaluation and Authorization of Chemicals legislation.

Available Information

SiRF is subject to the informational requirements of the Securities Exchange Act of 1934. SiRF therefore files periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

SiRF’s Internet address is www.sirf.com. SiRF makes available, free of charge, through its Internet website, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Information contained on SiRF’s website is not incorporated by reference unless specifically referenced herein.

Item 1A.	Risk Factors

In evaluating SiRF and SiRF’s business, you should carefully consider the risks described below in addition to the cautionary statements and other risks described elsewhere herein and the other information in this Annual Report on Form 10-K and in SiRF’s other filings with the SEC. Any one of the following risks could seriously harm SiRF’s business, financial condition, and results of operations, causing the price of SiRF’s stock to decline. Additional risks and uncertainties not presently known to SiRF or that SiRF currently deems immaterial may also impair SiRF’s business operations.

Risks related to the proposed Merger with CSR

Failure to complete, or delays in completing, the Merger with CSR could materially harm SiRF’s results of operations and reduce the price of SiRF’s stock.

On February 9, 2009, SiRF signed a Merger Agreement with CSR and Shannon pursuant to which CSR offered to acquire each share of SiRF’s common stock for 0.741 of a CSR ordinary share, subject to anti-dilution adjustments. Various approvals are required to consummate the Merger, which is anticipated to close late in the second quarter of 2009. There can be no assurance that the necessary approvals will be obtained, that regulatory approvals will not subject SiRF to additional obligations, or that SiRF will be able to consummate the Merger as currently contemplated under the Merger Agreement within the proposed timeframe, if at all.

In addition, if the market perceives the transaction as unlikely to close, SiRF’s stock price may decline. The occurrence of any of these events individually or in combination could reduce SiRF’s revenue, increase SiRF’s expenses, and harm SiRF’s stock price.

Merging with CSR could materially and adversely impact SiRF, both during the pendency of the Merger and after the closing.

The Merger with CSR could materially impact SiRF. Risks associated with the Merger include the following:

•	The attention of management and SiRF’s employees has been and may continue to be diverted from day-to-day operations;

•	SiRF’s sales may be disrupted by its current and potential customers’ uncertainty over when or if the Merger will be consummated;

•	SiRF’s current and potential customers may decide not to purchase products from SiRF or may defer purchasing decisions indefinitely;

•

SiRF’s ability to attract new employees and retain existing employees may be difficult as a result of the uncertainty about their future roles within SiRF as an acquired business and other uncertainties associated with the Merger;

•	SiRF will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger even if the Merger does not occur;

•	Under specified circumstances, SiRF may have to pay CSR a termination fee of $3.66 million;

•	The market price for CSR ordinary shares may be affected by factors different from those affecting the shares of SiRF;

•	CSR may experience difficulties in integrating SiRF’s business with the existing CSR businesses;

•	CSR may not achieve the synergies it has anticipated for the combined company;

•	Failure to complete the Merger will subject SiRF and CSR to financial risks, and could negatively impact the market price of SiRF common stock and CSR ordinary shares;

•	Obtaining required approvals and satisfying closing conditions may delay or prevent completion of the Merger or affect the combined company in an adverse manner;

•	Some of the directors and executive officers of SiRF have interests and arrangements that could have affected their decision to support or approve the Merger;

•	There are differences between the rights of SiRF stockholders and CSR shareholders;

•	The combined company may lose existing customers and fail to attract new customers as a result of the Merger;

•

After the Merger, CSR, as a foreign private issuer, will be subject to different corporate disclosure standards and other rules under the Securities Exchange Act of 1934, which may limit the information available to holders of CSR securities;

•	SiRF and its directors are parties to pending lawsuits seeking unspecified monetary damages and injunctive relief in connection with the Merger;

•	The Merger may be completed even though material adverse changes may result from industry-wide changes and other causes subsequent to the announcement of the Merger Agreement;

•

During the pendency of the Merger, CSR and SiRF may not be able to enter into a merger or business combination with another party at a favorable price because of the restrictions in the Merger Agreement; and

•	Third parties may terminate or alter existing contracts with SiRF.

Provisions of the Merger Agreement may deter alternative business combinations and could impact the price of SiRF’s common stock if the Merger Agreement is terminated in certain circumstances.

The Merger Agreement contains provisions that make it more difficult for SiRF to sell its business to a party other than CSR. These provisions include the general prohibition on SiRF soliciting any acquisition proposal or offer for a competing transaction, and the requirement that SiRF pay a termination fee of $3.66 million if the Merger Agreement is terminated in specified circumstances.

These provisions might discourage a third party with an interest in acquiring all of or a significant part of SiRF from considering or proposing an acquisition, including a proposal that might be more advantageous to SiRF’s stockholders when compared to the terms and conditions of the Merger set forth in the Merger Agreement. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per share price to acquire SiRF than it might otherwise have proposed to pay to SiRF’s stockholders.

Risks related to SiRF’s Business

Because many companies sell in the market for location technology products, SiRF must compete successfully to sustain or gain market share.

The market for SiRF’s products is highly competitive and rapidly evolving. SiRF is seeing increased competition throughout the market for location technology products. This increased competition has resulted in and will likely continue to result in price reductions, reduced margins and/or loss of market share. SiRF may be unable to compete successfully against current or future competitors. Some of SiRF’s customers are also its competitors. Within each of SiRF’s markets, it faces competition from public and private companies, as well as its customers’ in-house design efforts. For chip sets, SiRF’s main competitors include Atheros Communications, Atmel, Broadcom, Infineon, MediaTek, QUALCOMM, Sony, ST-Ericcson (the newly formed joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), STMicroelectronics, Texas Instruments, Trimble and u-blox. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to SiRF in a short time. For modules based on SiRF’s products, the main competitors are Furuno, JRC, Sony, Trimble and u-blox. For licensed IP cores, SiRF’s competitors include Ceva, QUALCOMM and several private companies. Licensees of intellectual property from SiRF’s competitors may also compete against SiRF. SiRF also competes against suppliers of software-based GPS solutions including NXP and RFMD. SiRF expects new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. SiRF anticipates that the increase in demand of GPS-based products will cause further price reductions in the market.

In the wireless market, SiRF also competes against products based on alternative location technologies that do not rely on GPS, such as wireless infrastructure-based systems. These systems are based on technologies that compute a caller’s location by measuring the differences in signals between individual cellular base stations and/or Wi-Fi positioning. If these technologies become more widely adopted, market acceptance of SiRF’s products may decline. Competitors in these areas include Andrew, Polaris and TruePosition. Further, alternative satellite-based navigation systems such as Galileo, which is being developed by European governments, or Glonass, which is managed by the Russian government, may reduce the demand for GPS-based applications or cause customers to postpone decisions on whether to integrate GPS capabilities into their products.

SiRF also believes that its success depends on its ability to establish and maintain relationships with established system providers and industry leaders. SiRF’s failure to establish and maintain these relationships, or any interference with these relationships by its competitors, could harm SiRF’s ability to penetrate emerging markets.

In addition, in January 2009, the ITC issued the ITC Final Determination with respect to the ITC complaint filed by Global Locate. The ITC issued a Limited Exclusion Order prohibiting unlicensed entry of infringing products into the U.S. by or on behalf of SiRF or the customers named in the investigation, E-TEN Information

Systems Co., Ltd., Mio Technology Ltd, USA, MiTAC International Corp. and Tharos Science & Applications, Inc., or the Named Respondents, and issued Cease and Desist Orders against SiRF and the domestic Named Respondents from importing or selling products in the United States that may be found to infringe any asserted patent. If U.S. Customs does not approve for importation SiRF’s products containing the new versions of its software into the U.S., SiRF may lose market share in its existing markets, which could harm its business, financial condition and results of operations. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. In 2008, these customers collectively represented approximately 7% of SiRF’s net revenues. See the risk factor titled, “SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry into the United States of certain SiRF products deemed to be infringing on Broadcom patents by or on behalf of SiRF or the customers named in the investigation and is also subject to cease and desist orders against it and its named domestic customers that were named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of its products or those of its customers, its business may be materially adversely affected”, for further information.

Many of SiRF’s competitors have significantly greater financial, technical, manufacturing, marketing, sales and other resources than SiRF does. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Existing or new competitors may also develop technologies that more effectively address SiRF’s markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. SiRF cannot assure you that it will be able to continue to compete successfully against current or new competitors. If SiRF does not compete successfully, it may lose market share in its existing markets and its revenues may fail to increase or may decline.

Declining general economic, business and industry conditions has reduced, and may further reduce, SiRF’s net revenue.

The recent disruption in global macroeconomic conditions had a significant adverse effect on the semiconductor industry as a whole and on SiRF’s business and results of operations. Concerns over credit conditions resulting from the recent financial crisis affecting the banking system and financial markets, slower economic activity, concerns about inflation and deflation, volatility in energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the wired and wireless communications markets, the ongoing effects of the wars in Iraq and Afghanistan, recent international conflicts, and the impact of natural disasters have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. As a result, SiRF has experienced cancellations, deferrals and a significant slowdown in orders and anticipates this trend to continue as the current recession is expected to last through 2009. These conditions make it extremely difficult for SiRF’s customers, SiRF’s vendors and SiRF to accurately forecast and plan future business activities, and they could cause U.S. and non-U.S. businesses to further slow spending on SiRF’s products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times such as the current recession, SiRF’s customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to SiRF. If that were to occur, SiRF may be required to increase its allowance for doubtful accounts and SiRF’s accounts receivable days sales outstanding would be negatively impacted. The current economic downturn and any future downturn may reduce SiRF’s revenue and result in SiRF having excess inventory. SiRF cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry or the wired and wireless communications markets. If the economy or the markets in which SiRF operates does not improve from their current condition or if they continue to deteriorate, SiRF’s customers or potential customers to reduce or delay their product development, which could impact SiRF’s ability to manage inventory levels, collect customer receivables, and ultimately decrease SiRF’s net revenue and profitability.

The average selling prices of products in SiRF’s markets have historically decreased rapidly and will likely do so in the future, which could harm SiRF’s revenue and gross profits.

As is typical in the semiconductor industry, the average selling price of SiRF’s products historically declines significantly over the life of the product. The products SiRF develops and sells are used for high-volume applications. In the past, SiRF has reduced the average selling prices of its products in anticipation of future competitive pricing pressures, new product introductions by it or its competitors and other factors. SiRF expects that it will have to similarly reduce prices in the future for mature products. Reductions in SiRF’s average selling prices to one customer could also impact SiRF’s average selling prices to all customers. In addition, the semiconductor industry is experiencing a significant downturn during the current global recession. During these downturns, some competitors may become more aggressive in their pricing practices which could adversely impact SiRF’s gross margins. SiRF’s financial results could suffer if it is unable to offset any reductions in its average selling prices by increasing its sales volumes, reducing its costs, adding new features to its existing products or developing new or enhanced products on a timely basis with higher selling prices or gross margins. During fiscal 2008, the average selling prices for SiRF’s products declined, and SiRF was unable to sufficiently reduce its costs or offset the declines with high selling prices on its newer products, causing a substantial decline in SiRF’s net revenues and results of operations.

SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry into the United States of certain SiRF Technology products deemed to be infringing on Broadcom patents by or on behalf of SiRF Technology or the customers named in the investigation and is also subject to cease and desist orders against it and its named domestic customers that were named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of its products or those of its customers, its business may be materially adversely affected.

On April 2, 2007, Global Locate filed a complaint with the ITC regarding certain of SiRF Technology’s GPS devices as well as products SiRF Technology made for four of its customers, and the ITC subsequently instituted an investigation. Upon its acquisition of Global Locate, Broadcom was subsequently added as an additional complainant to the investigation.

In August 2008, the ITC concluded that all six of the asserted Broadcom patents (1) had an existing domestic industry, (2) were valid, and (3) were infringed by certain of SiRF Technology’s products, and issued a recommendation that (1) those of SiRF Technology’s products that are accused products in the investigation, if found to infringe a patent at issue in the investigation, should be excluded from the United States, (2) a Limited Exclusion Order should be extended to products containing any of SiRF Technology’s products that may be found to infringe, and (3) Cease and Desist Orders should be issued prohibiting SiRF Technology from importing or selling in the United States those of SiRF Technology’s products which may be found to infringe any asserted patent.

In January 2009, the ITC issued the ITC Final Determination in this matter and issued a Limited Exclusion Order prohibiting unlicensed entry of the infringing products into the United States by or on behalf of SiRF Technology or the Named Respondents, and Cease and Desist Orders against SiRF Technology and the domestic Named Respondents.

The ITC’s remedial orders are subject to review by the President of the United States, acting through the United States Trade Representative’s Office, for sixty days. During that time, imports of affected products may continue subject to the posting of a bond.

SiRF Technology has not obtained approval to date from U.S. Customs for the importation of its products into the United States containing new versions of its software and, if SiRF Technology or its customers are unable to do so, SiRF Technology’s business could be materially and adversely affected. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. Furthermore, no assurance can be given that Broadcom will not seek to bring an enforcement action against SiRF Technology alleging violations of the Limited Exclusion Order and Cease and Desist orders.

In addition, on May 14, 2008, Broadcom filed a patent infringement complaint against SiRF Technology in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, SiRF Technology has filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents. Through its Reexamination Requests and in SiRF Technology’s view of what are substantial new questions of patentability raised by prior art that SiRF Technology believes may not have been previously considered in full by the Patent Office, SiRF Technology is seeking review and invalidation of all four of the Broadcom patents-in-suit. The U.S. Patent and Trademark Office granted each of the SiRF Technology’s requests for reexamination with respect to the four patents and has ordered their reexamination. On September 15, 2008, the Honorable James V. Selna denied SiRF Technology’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its nascent stages and no estimate can be made about the likelihood or impact of any final decision. No assurance can be made that Broadcom will not seek to commence additional litigation against SiRF Technology, or that the pending litigation with Broadcom will not have a material adverse effect on its business. See Item 3, Legal Proceedings, under Part I of this report for further information.

Any potential dispute involving SiRF’s patents or intellectual property or third party patents or third party intellectual property could be costly, time-consuming and may result in SiRF’s loss of significant rights.

Other parties may assert intellectual property infringement claims against SiRF, and its products may be found to infringe the intellectual property rights of third parties. From time to time, SiRF and its customers receive letters, including letters from various industry participants, alleging infringement of patents or offerings to discuss licensing of third party patents alleged to be used in SiRF’s products. As SiRF continues to increase its international sales, it may become more susceptible to these types of infringement claims.

Litigation may be necessary to enforce SiRF’s patents or any patents it may receive and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and it is possible that it may not prevail in any future litigation. SiRF also faces the risk of adverse claims and litigation alleging its infringement of the intellectual property rights of others. If infringement claims are brought against SiRF, these assertions could distract management and necessitate its expenditure of potentially significant funds and resources to defend or settle such claims. SiRF cannot be certain that it will have the financial resources to defend itself against any patent or other intellectual property litigation. If SiRF is unsuccessful in any challenge to its rights to market and sell its products, it may, among other things, be required to:

•	pay actual damages, royalties, lost profits and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use, marketing, advertising or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•

utilize significant resources to modify or redesign its products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•

obtain licenses to the disputed rights, which could require it to pay substantial upfront fees and future royalty payments and may not be available to it on acceptable terms, if at all, or cease marketing the challenged products.

In addition, before SiRF can successfully defend an infringement claim, its customers may become reluctant to include it in their future product designs. Therefore, even if SiRF is successful in defending an infringement claim, negative publicity could have a material adverse effect on its business in addition to the expense, time delay and burden on management of litigation. See Note 21, Commitments and Contingencies, of the Notes to Consolidated Financial Statements in Item 8 under Part II in this report for further information. See also Item 3, Legal Proceedings, under Part I in this report for further information regarding SiRF’s current litigation.

Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of SiRF’s products and its customers’ products. See Item 3, Legal Proceedings, under Part I in this report for further information.

Ultimately, SiRF could be prevented from selling a product or otherwise forced to cease some aspect of its business operations as a result of any intellectual property litigation. See Item 3, Legal Proceedings, under Part I in this report.

SiRF has been named as a party in several putative shareholder class action and derivative lawsuits, which could cause SiRF’s business, financial condition, results of operations and cash flows to suffer.

SiRF and certain of its officers and directors have been named as defendants in a putative class action lawsuit that alleges violations of the Securities Exchange Act of 1934, and shareholder derivative lawsuits alleging breaches of fiduciary duty, a description of which can be found in Item 3, Legal Proceedings, below. Subject to certain limitations, SiRF is obligated to indemnify its current and former directors, officers and employees in connection with such lawsuits. While SiRF has director and officer insurance, amounts under the policy may not be sufficient to cover SiRF’s indemnification obligations. Regardless of the outcome, this litigation, and any other litigation that may be brought against SiRF or its directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of its management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on SiRF’s business, financial condition, results of operations and cash flows.

SiRF’s quarterly revenue and operating results are difficult to predict and, if SiRF does not meet quarterly financial expectations, its stock price will likely decline.

SiRF’s quarterly revenue and operating results are difficult to predict and, have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that SiRF’s operating results in some quarters will be below market expectations. This would likely cause the market price of SiRF’s common stock to decline. SiRF’s quarterly operating results may fluctuate as a result of the risks and other factors as discussed, including:

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, equity prices and the value of financial assets;

•	SiRF’s ability to successfully develop, introduce and sell new or enhanced GPS-based products in a timely manner;

•

changes in the relative volume of sales of SiRF’s chip sets, its premium software offerings and its IP cores or other products and product mix, which have significantly different average selling prices and gross margins;

•	unpredictable volume, timing and cancellation of customer orders;

•	unpredictable or launch delays of location-based services by operators impacting demand from SiRF’s customers;

•	the availability, pricing and timeliness of delivery of other components, such as flash memory and crystal oscillators, used in SiRF’s customers’ products;

•	SiRF’s ability to maintain and expand market share in the face of evolving markets and increasing competition;

•	the timing of new product announcements or introductions by SiRF or by its competitors;

•	the introduction or delay in launch of SiRF’s customers’ products using its technology or customers no longer using its technology;

•	seasonality in SiRF’s various target markets;

•	product obsolescence and SiRF’s ability to manage product transitions;

•	other intangible asset write-downs;

•	decreases in the average selling prices of SiRF’s products;

•	SiRF’s ability to fully realize the impact of its announced restructuring plans and cost reduction efforts;

•	fluctuations in litigation expenses; and

•	fluctuations and estimations inherent in predicting SiRF’s effective income tax rates.

In addition, SiRF has a lengthy sales process in some of its target markets and its sales cycles typically range from nine months to two years, depending on the market. Even if SiRF has a design win, it may never result in volume shipments. It is possible that SiRF may not generate sufficient, if any, revenue from these products to offset the cost of selling and completing the design work. Because of this lengthy sales cycle, SiRF may experience delays from the time it increases or decreases its operating expenses and its investments in committing capacity until the time that it generates revenue from these products. As a result, it is difficult for SiRF to adjust its cost structure in relation to the variability in its revenue.

Further, it is difficult for SiRF to predict demand change due to customers’ reaction to the current litigation, the ITC Final Determination and the current economic environment. If SiRF is unable to accurately forecast demand for its products, this could result in a write-down of its inventory value. In addition, under the ITC Final Determination, the ITC issued a Limited Exclusion Order prohibiting unlicensed entry of infringing products into the U.S. by or on behalf of SiRF or the Named Respondents and Cease and Desist Orders prohibiting SiRF and the domestic Named Respondents from importing or selling in the United States SiRF’s products that may be found to infringe any asserted patent. If U.S. Customs does not approve for importation SiRF’s products containing the new versions of its software into the U.S., SiRF’s business, financial condition and results of operations could be materially and adversely effected. Even if U.S. Customs approves for importation SiRF’s products containing the new versions of its software, customers may choose not to order SiRF’s products.

SiRF bases its planned operating expenses in part on its expectations of future revenue, and its expenses are relatively fixed in the short term. If revenue for a particular quarter is lower than SiRF expects, SiRF may be unable to proportionately reduce its operating expenses for that quarter, which would harm its operating results for that quarter.

SiRF has derived a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. If SiRF fails to generate continued revenue from these markets or from additional markets, SiRF’s net revenue could decline.

SiRF believes that over 90% of its net revenue during 2008 and 2007 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for SiRF’s products in these markets are currently in rapid decline. If SiRF cannot sustain or increase sales of its products in these markets or if it fails to generate revenue from additional markets, its net revenue could further substantially decrease.

The market price of SiRF’s common stock is volatile. The volatility may mean that, at times, SiRF’s stockholders may be unable to resell their shares at or above the price at which they acquired them.

The stock market in general and SiRF’s common stock in particular have recently experienced significant price and volume volatility. SiRF’s common stock is subject to significant fluctuations due to many factors, including but not limited to, the pending merger with CSR, fluctuations in its operating results, announcements regarding new products, product enhancements or technological advances by it or its competitors, changes in earnings estimates by market analysts, and general market conditions or market conditions specific to particular industries. SiRF’s stock price is subject to speculation in the press and the analyst community, changes in recommendations by financial analysts, changes in investors’ or analysts’ valuation measures for its stock, changes in global financial markets and global economies and general market trends unrelated to its performance. Technology stocks have experienced wide fluctuations in prices, which sometimes have been unrelated to their operating performance. The market price of SiRF’s common stock could be adversely affected by these factors and fluctuations.

Declines in the market price of SiRF’s common stock could affect its access to capital, which may impact its ability to continue as a going concern. In addition, declines in the price of SiRF’s common stock may harm employee morale and retention, curtail investment opportunities presented to it, and negatively impact other aspects of its business. As a result of any such declines, stockholders may be unable to resell their shares at or above the price at which they acquired them.

If SiRF fails to continue to meet all applicable Nasdaq Global Select Market requirements, SiRF’s stock could be delisted from the Nasdaq Global Select Market. If delisting occurs, it would adversely affect the market liquidity of SiRF’s common stock and harm its businesses.

SiRF’s common stock is currently traded on the Nasdaq Global Select Market under the symbol “SIRF.” If SiRF fails to meet any of the continued listing standards of the Nasdaq Global Select Market, its common stock could be delisted from the Nasdaq Global Select Market. These continued listing standards include specifically enumerated criteria, including a $1.00 minimum closing bid price.

Nasdaq has suspended the minimum $1.00 closing bid price rule through Friday, April 17, 2009. The rule is scheduled to be reinstated on Monday, April 20, 2009.

SiRF’s stock price has traded at or below $1.00 per share in the recent past. If SiRF’s stock price trades below $1.00 as of April 20, 2009, there can be no assurance that Nasdaq will not take action to enforce its listing requirements.

If SiRF’s common stock were to be delisted from the Nasdaq Global Select Market, it could apply to list its common stock on the Nasdaq Global Market or Nasdaq Capital Market, or its common stock could be traded in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Any delisting could adversely affect the market price of, and liquidity of the trading market for, SiRF’s common stock, SiRF’s ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

SiRF’s future success depends on building relationships with customers that are market leaders. If SiRF cannot establish these relationships, if these customers cannot successfully sell their products incorporating SiRF’s technology or if these customers develop their own systems or adopt competitors’ products instead of buying SiRF’s products, SiRF’s business may not succeed.

SiRF intends to continue to pursue customers who are leaders in its target markets. SiRF may not succeed in establishing these relationships because these companies may develop their own systems or adopt one of its competitors’ products. These relationships often require SiRF to develop new premium software which involves significant technological challenges. These types of customers also frequently place considerable pressure on SiRF to meet their tight development schedules. SiRF may have to devote a substantial amount of its limited resources to these relationships, which could detract from or delay its completion of other important development projects. Delays in development of these projects could impair SiRF’s relationships with other customers and could negatively impact sales of products under development.

Furthermore, since the issuance of the ITC Initial Determination, SiRF has experienced a decrease in demand for its products. If the President of the United States does not disapprove the ITC Final Determination, SiRF may have to devote additional time working with potential customers to provide products that comply with the ITC Final Determination. Even if these new products are compliant with the ITC Final Determination, potential customers may not ultimately select SiRF’s technology.

Even if a customer selects SiRF’s technology to incorporate into its product, the customer may not ultimately market and sell its product successfully. A cancellation or change in plans by a customer could cause SiRF to lose anticipated sales. Also, SiRF’s business and operating results could suffer if a significant customer reduces or delays orders during its sales cycle or chooses not to release products containing SiRF’s technology.

SiRF faces the risk that the value of its inventory may decline before it is sold or that its inventory may not be able to be sold at the anticipated prices.

On December 27, 2008, SiRF’s total valued inventory was $16.4 million. SiRF’s inventory may decline in value as a result of technological obsolescence or a change in the product. SiRF’s success depends in part on its ability to minimize the cost to purchase or produce inventory and rapidly sell its inventory. The failure to quickly sell inventory may require SiRF to sell such inventory at a discount or loss or may require SiRF to write down its value, which could result in significant losses and decreases in SiRF’s cash flows. Due to the current economic conditions and the potential customer uncertainty as a result of the ITC Final Determination, it is increasingly difficult to forecast demand and, if future demand or market conditions for SiRF’s products are less favorable than forecasted, or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded.

SiRF may be required to record a significant additional charge to earnings if SiRF’s identified intangible assets become impaired.

SiRF has recorded a substantial amount of intangible assets, including goodwill, as a result of its recent acquisitions. For example, in 2007, SiRF recorded $76.0 million of intangibles and $160.8 million of goodwill in connection with its acquisition of Centrality. SiRF is required to evaluate goodwill and other intangibles for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows and, with respect to goodwill, on at least an annual basis. Factors that may be considered a change in circumstances indicating that the carrying value of SiRF’s intangible assets may not be recoverable include significant underperformance relative to historical or projected future operating results, a significant decline in SiRF’s stock price and market capitalization, and negative industry or economic trends.

As a result of SiRF’s impairment analysis in the second quarter of 2008, it recorded a goodwill impairment charge of $215.7 million and acquisition-related intangible asset impairment charge of $42.9 million. SiRF also recorded $1.4 million in additional impairment related to certain restructuring activities. See Note 12, Restructuring, of the Notes to Consolidated Financial Statements, in Item 8 under Part II in this report for further information. If SiRF’s estimates for future market growth and trends, forecasted revenue and costs, expected periods over which its assets will be utilized and other variables declines further than current estimates, SiRF may need to further write down intangible asset values to their fair values. These further impairment charges could have a material adverse effect on SiRF’s operating results and financial condition.

SiRF’s operating results depend significantly on sales of its SiRFstarIII and SiRFatlas product lines and its ability to develop and achieve market acceptance of new GPS products.

Sales of SiRF’s SiRFstarIII and its SiRFatlas product lines significantly contributed to its revenue in 2008. SiRF continues to invest in the development of next generation products, but there is no assurance that these future products will achieve market acceptance. If SiRF fails to develop or achieve market acceptance of new GPS products or other multifunction products, it will continue to depend on sales of its SiRFstarIII and SiRFatlas product lines which have declining average selling prices over time. In addition, SiRF is involved in patent infringement litigation with Broadcom before the ITC and federal court. In the ITC litigation, SiRF and the Named Respondents are subject to a Limited Exclusion Order prohibiting the unlicensed entry into the United States of certain SiRFstarIII software that the ITC found to infringe Broadcom’s patents. SiRF and the domestic Named Respondents are also subject to Cease and Desist Orders in the ITC litigation. SiRF has released new versions of its SiRFstarIII software that it believes to be non-infringing. SiRF has not obtained approval to date from U.S. Customs for the importation into the United States of products containing this new SiRFstarIII software. If SiRF is unable to obtain such approval or if the new SiRFstarIII software is found to be infringing, SiRF’s business could be materially and adversely affected. Furthermore, no assurance can be given that Broadcom will not seek to bring an enforcement action against SiRF alleging violations of the Limited Exclusion Order or the Cease and Desist Orders. See Item 3, Legal Proceedings, under Part I of this report for further information. Any decline in sales of SiRF’s SiRFstarIII and SiRFatlas product lines or decreases in average selling prices could adversely affect SiRF’s net revenue and operating results.

SiRF’s operating results will depend significantly on sales of its products in the wireless market.

SiRF expects to derive a significant portion of future revenue from sales of its products within the wireless market. SiRF’s success will depend both on the growth of this emerging market and on its ability to compete effectively in the wireless market as it evolves. SiRF’s margins on sales of products in the wireless market differ from its margins on sales of products in the automotive market, which historically has been the largest contributor to its revenue mix. If the wireless market does not achieve the growth SiRF expects, the growth and success of its business could be limited. In addition, if SiRF does not timely deliver new wireless-based products or if these products do not achieve market acceptance, its net revenue and operating results may not increase as anticipated or may decline.

The market for GPS-based location awareness capabilities in high-volume consumer and commercial applications is emerging and, if this market does not develop as quickly as SiRF expects, the growth and success of SiRF’s business will be limited.

The market for GPS-based location awareness technology in high-volume consumer and commercial applications is continually evolving and its potential is uncertain. Many of these GPS-based applications have not been commercially introduced or have not achieved widespread acceptance. SiRF’s success depends on the rapid development of this market. SiRF cannot predict the growth rate, if any, of this market. The development of this market depends on several factors, including government mandates such as E911 mandate in the United States and E110 mandate in Japan, the development of location awareness infrastructure by wireless network operators and the availability of location-aware content and services. If the market for high-volume consumer and commercial GPS-based applications fails to develop in a timely manner, the growth and success of SiRF’s business may be limited.

If SiRF is unable to fund the development of new products to keep pace with rapid technological change, SiRF will be unable to expand its business and maintain its market position.

The market for high-volume consumer and commercial GPS-based applications and other technologies that SiRF is developing is characterized by rapidly changing technology, such as low power or smaller form factors. This requires SiRF to continuously develop new products and enhancements for existing products to keep pace with evolving industry standards and rapidly changing customer requirements. For example, many of SiRF’s customers are looking for very highly integrated products with multiple functions and multiple radio technologies. SiRF may not have the financial resources necessary to fund future innovations. If SiRF is unable to successfully define, develop and introduce competitive new products and enhance existing products, it may not be able to compete successfully in its markets.

Some of SiRF’s customers could become its competitors.

Many of SiRF’s customers are also large integrated circuit suppliers and some of its large customers already have GPS expertise in-house. These large customers have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than SiRF does. The process of licensing SiRF’s technology to and support of such customers entails the transfer of technology that may enable them to become a source of competition to it, despite its efforts to protect its intellectual property rights. SiRF cannot sell to some customers who compete with it. In addition, SiRF competes with divisions within some of its customers. For example, ST-Ericcson, a customer of SiRF, has internally developed a GPS solution for the automotive market in which SiRF competes. Further, each new design by a customer presents a competitive situation. In the past, SiRF has lost design wins to divisions within its customers and this may occur again in the future. SiRF cannot assure you that these customers will not continue to compete with it, that they will continue to be its customers or that they will continue to license products from it at the same volumes. Competition could increase pressure on SiRF to lower its prices and could negatively impact its profit margins.

SiRF has relied, and expects to continue to rely, on a limited number of customers for a significant portion of its net revenue, and its net revenue could decline due to the delay or loss of significant customer orders.

SiRF expects that a small number of customers may constitute a significant portion of its net revenue for the foreseeable future. SiRF had two customers that each accounted for 10% or more of its net revenue in each 2008 and 2007, and three customers that each accounted for 10% or more of its revenue in 2006. In 2008, Promate and Elcoteq collectively accounted for 37% of SiRF’s net revenue. In 2007, Promate and Garmin collectively accounted for 45% of SiRF’s net revenue. In 2006, Promate, Garmin and Gateway collectively accounted for 68% of SiRF’s net revenue. If SiRF fails to successfully sell its products to one or more of its significant customers in any particular period, or if a large customer purchases fewer of its products, defers orders, fails to place additional orders with it or fails to continue operating as a going concern, its net revenue could decline, and its operating results may not meet market expectations. In addition, SiRF designs some of its products to incorporate customer specifications. If SiRF’s customers purchase fewer products than anticipated or it loses a customer, it may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact its operating results.

SiRF’s distributors account for a significant percentage of its net revenue and its reliance on third-party distributors subjects it to risks that could negatively impact its business.

SiRF markets and sells its products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit SiRF’s distributors to offer its competitors’ products. In addition, SiRF’s third-party distributors have been a significant factor in its ability to increase sales of its products. SiRF had one distributor, Promate, that accounted for approximately 21%, 32% and 48% of its net revenue in 2008, 2007 and 2006, respectively. Accordingly, SiRF is dependent on its distributors to supplement its direct marketing and sales efforts. If a significant distributor terminated its relationship with SiRF or decided to market SiRF’s competitors’ products over SiRF’s products, this could have an adverse impact on SiRF’s ability to bring its products to market.

Additionally, distributors typically maintain an inventory of SiRF’s products. In most instances, SiRF’s agreements with distributors protect their inventory of SiRF’s products against price reductions. Some agreements with SiRF’s distributors also contain standard stock rotation provisions permitting limited levels of product returns. SiRF defers the gross margins on its sales to distributors, resulting from both its deferral of revenue and related product costs, until the applicable products are re-sold by the distributors. However, in the event of decline in the price of SiRF’s products, the price protection rights it offers to its distributors could adversely affect it because its revenue and product margin would decline.

Furthermore, in some cases, SiRF’s distributors’ ability to order products may be limited by their credit line or other financial limitations, which could also adversely affect SiRF’s revenue.

SiRF derives a substantial portion of its revenue from international sales and conducts a significant portion of its business internationally, and economic, political and other risks may harm its international operations and cause its net revenue to decline.

SiRF derived approximately 81%, 88% and 85% of its net revenue from international sales in 2008, 2007 and 2006, respectively. International sales to the Asia-Pacific region accounted for approximately 63%, 81% and 79% of its net revenue in 2008, 2007 and 2006, respectively. International sales to the Asia-Pacific region decreased as a percentage of total revenue in 2008 compared to 2007 due to a weaker demand from several of SiRF’s customers in that region.

A significant amount of SiRF’s business is international and its products are sold into markets that are very price sensitive. Tariffs on SiRF’s products and other trade restrictions in some countries could significantly impact its business. Additional risks it faces in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	development of regional standards and infrastructure that could reduce the demand for SiRF’s products, such as the emergence of a new satellite navigation system in that region;

•	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•	international terrorism, particularly in emerging markets;

•	laws and business practices favoring local companies;

•

potentially adverse tax consequences, such as withholding tax obligations on license revenue that SiRF may not be able to offset fully against its United States tax obligations, including the further risk that foreign tax authorities may recharacterize license fees or increase tax rates, which could result in increased tax withholdings and penalties;

•	potentially reduced protection for intellectual property rights, particularly in emerging markets;

•	inadequate local infrastructure and transportation delays;

•	financial risks, such as longer sales and payment cycles, greater difficulty collecting accounts receivable and exposure to foreign currency exchange and rate fluctuations;

•	failure by SiRF or its customers to gain regulatory approval for use of its products; and

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions.

Also, there may be reluctance in some foreign markets to purchase products based on GPS technology, due to the control of GPS by the United States government. Any of these factors could significantly harm SiRF’s future international sales and operations and, consequently, its business.

Cyclicality in the semiconductor industry may affect SiRF’s revenue and, as a result, its operating results could be adversely affected.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. Typically SiRF experiences the highest demand for its products in the third and fourth quarter of each year, with the lowest demand being in the first quarter of each year. For example, for the first quarter of 2008, SiRF’s revenue was down by 38%, as compared to its revenue in the fourth quarter of 2007. However, SiRF did not experience an increase in revenue during the third and fourth quarters of 2008, which SiRF believes was due to macroeconomic conditions. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause SiRF’s operating results to decline dramatically from one period to the next. In addition to the sale of chip sets, SiRF’s business depends on the volume of production by its technology licensees, which, in turn, depends on the current and anticipated market demand for semiconductors and products that use semiconductors. As a result, if SiRF is unable to control its expenses adequately in response to lower revenue from its chip set customers and technology licensees, its operating results could suffer and it could experience operating losses.

SiRF’s adoption of a restructuring plan may cause disruptions in its business and operations and will result in restructuring and other charges.

In response to the continued economic uncertainties, increased competition and expected continuing consumer demand weakness in the first half of the year, SiRF adopted a restructuring plan in March 2008 to better align its resources with its current business objectives. As part of this restructuring plan, SiRF reduced its workforce and cancelled and reprioritized certain engineering projects. After having made considerable investments on the development of its mobile TV technology, SiRF stopped further product development in the mobile TV space. Most of the engineers associated with this project were reassigned to SiRF’s other core technology development programs. In July 2008, SiRF announced further restructuring efforts that included reductions in force and reprioritization of certain engineering projects. SiRF announced even further restructuring efforts in December 2008 that included additional reductions in force and further reprioritization of additional engineering projects. After having made considerable investments on the development of Bluetooth technology, SiRF stopped further product development in Bluetooth technology.

This restructuring may divert the attention of some of SiRF’s management from business and operational issues and may affect product development or marketing plans or schedules. If SiRF did not choose the correct strategy and investments for its restructuring, or if it is unable to execute effectively on the new strategy, it may not be able to meet the needs of its customers for products and services. SiRF must effectively manage the implementation of the restructuring plan to avoid any resulting confusion or conflict that might affect its ability to effectively respond to its customers’ needs, which could negatively impact its business, results of operations and financial condition.

SiRF’s products are becoming more complex and defects in its products could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

SiRF’s products are complex and must meet stringent quality requirements. With some of SiRF’s acquisitions it has expanded into even more complex technologies that have required or may continue to require a significant investment of resources to be successful. Products as complex as SiRF’s may contain undetected errors or defects, especially when first introduced or when new versions are released. For example, SiRF’s products may contain errors, which are not detected until after they are shipped because it cannot test for all possible scenarios. In addition, errors or defects in SiRF’s server software could cause its customers to experience a loss of network service affecting end-users. As SiRF’s products become more complex, it faces significantly higher research and development risks and risk of undetected defects. In addition, as SiRF’s components become more complex it may be limited in the number of products that can utilize these components. While SiRF’s historical warranty costs have not been significant, any errors or defects in its products, or the perception that there may be errors or defects in its products, could result in customers’ rejection of its products, damage to its reputation, a decline in its stock price, lost revenue, diverted development resources and increased customer service and support costs and warranty claims.

The warranty provisions in SiRF’s agreements with some customers expose it to risks from product liability claims.

SiRF’s agreements with some customers contain limited warranty provisions, which provide the customer with a right to damages if a defect is traced to SiRF’s products or if SiRF cannot correct errors reported during the warranty period. While SiRF’s historical warranty costs have not been material, if in the future its contractual limitations are unenforceable in a particular jurisdiction or if it is exposed to product liability claims that are not covered by insurance, a successful claim could require it to pay substantial damages.

Recent changes to SiRF’s senior management could negatively affect its operations and relationships with manufacturers, customers and employees.

Recent changes in SiRF’s senior management could negatively affect its operations and its relationships with its manufacturers, third-party subcontractors, customers, employees and market leaders. Effective on April 17, 2008, Diosdado P. Banatao, a founder and chairman of SiRF’s board of directors, was appointed Executive Chairman and assumed the role of Interim Chief Executive Officer. In April 2008, SiRF also hired Adam Dolinko as General Counsel. Effective September 17, 2008, the Board appointed Dennis Bencala, then-Senior Director of Investor Relations, as Chief Financial Officer, appointed Michael Kelly, then-Director of North American Sales, as Vice President, Sales and appointed Al Heshmati as Vice President, Software Engineering. Further, SiRF’s Chief Technology Officer resigned effective March 14, 2008 and Rob Baxter, SiRF’s Senior Vice President, resigned effective February 27, 2009. If the integration of new officers or departure of members of SiRF’s senior management team does not go as smoothly as anticipated, it could affect its ability to successfully implement its business objectives and could negatively affect its business and financial performance.

Because competition for qualified personnel is intense in SiRF’s industry and in its geographic regions, SiRF may not be able to recruit and retain necessary personnel, which could impact the development or sales of its products.

SiRF’s success will depend on its ability to attract and retain senior management, engineering, sales, marketing and other key personnel, such as communications systems experts, GPS systems and algorithm experts, software developers and radio frequency hardware design engineers. While the economic downturn has resulted in an increase of available personnel, there is still often intense competition for these personnel, particularly in the San Francisco Bay area, Los Angeles area and Phoenix area in the United States, in Noida, India, in Beijing and Shanghai, China, and Singapore. SiRF may be unable to attract and retain key technical and managerial personnel. In addition, SiRF’s announced reduction in force and the recently announced proposed merger could make attracting and retaining qualified personnel more difficult in the future. If SiRF is unable to retain its existing personnel or attract and train additional qualified personnel, its growth may be limited due to its lack of capacity to develop and market its products. All of SiRF’s key employees are employed on an “at will” basis. The loss of any of these key employees could slow its product development processes and sales efforts or harm investors’ perception of its business. SiRF may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel.

Part of SiRF’s business uses a royalty-based business model, which has inherent risks.

Although a substantial majority of SiRF’s net revenue is derived from sales of its chip sets and SoCs, in recent periods it has had a portion of its net revenue from large customers in the wireless markets come from royalties paid by licensees of its technology. Royalty payments are based on the number of semiconductor chips shipped which contain SiRF’s GPS technology or its premium software. For SiRF’s server software, royalties may be based on the number of subscribers or on transaction volumes. SiRF depends on its ability to structure, negotiate and enforce agreements for the determination and payment of royalties. License royalty revenue represented 4%, 2% and 3% of SiRF’s net revenue in 2008, 2007 and 2006, respectively. If a significant licensee terminates its relationship with SiRF, demands price reductions, decides to adopt its competitors’ technology over SiRF’s technology or if SiRF is unable to negotiate and renew existing agreements with significant licensees, SiRF’s royalty revenue, gross margins and net income could be adversely impacted. SiRF faces risks inherent in a royalty-based business model, many of which are outside of its control, including, but not limited to, the following:

•	the rate of adoption and incorporation of its technology by wireless handset makers and wireless infrastructure vendors;

•	fluctuations in volumes and prices at which licensees sell products that incorporate its technology;

•	the demand for products incorporating its licensed technology; and

•	the cyclicality of supply and demand for products using its licensed technology.

In addition, the standard terms of SiRF’s license agreements require its licensees to document the manufacture and sale of products that incorporate its technology and report this data to it on a quarterly basis. Although SiRF’s standard license terms give it the right to audit books and records of its licensees to verify this information, audits can be expensive, time-consuming and potentially detrimental to its ongoing business relationship with its licensees. As a result, to date, SiRF has relied exclusively on the accuracy of reports supplied by its licensees without independently verifying the information in them. Any significant inaccuracy in the reporting by its licensees or its failure to audit its licensees’ books and records may result in SiRF receiving less royalty revenue than it is entitled to under the terms of its license agreements.

SiRF may not obtain sufficient patent protection, which could harm its competitive position and increase its expenses.

SiRF’s success and ability to compete depends to a significant degree upon the protection of its proprietary technology. As of December 27, 2008, SiRF had 330 patents granted worldwide. Of this total, SiRF has 201 patents granted in the United States and 129 patents granted in foreign countries, with expiration dates ranging from 2011 to 2027, along with 173 pending patent applications in the United States and 202 pending foreign patent applications. SiRF’s patent applications may not provide protection for all competitive aspects of its technology or may not result in issued patents. Any patents issued may provide only limited protection for its technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to it. Also, patent protection in foreign countries may be limited or unavailable where SiRF needs this protection. It is possible that SiRF’s competitors may independently develop similar technologies or design around its patents and competitors could also successfully challenge any issued patent. SiRF may also choose not to pursue all instances of patent infringement.

SiRF relies upon trademark, copyright and trade secret laws and contractual restrictions to protect its proprietary rights and, if these rights are not sufficiently protected, it could harm its ability to compete and generate revenue.

SiRF relies on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect its proprietary rights. SiRF’s ability to compete and grow its business could suffer if these rights are not adequately protected. SiRF seeks to protect its source code for its software, and design code for its chip sets, and documentation and other written materials under trade secret and copyright laws. SiRF licenses its software and IP cores under signed license agreements, which impose restrictions on the licensee’s ability to utilize the software and IP cores. SiRF also seeks to avoid disclosure of its intellectual property by requiring employees and consultants with access to its proprietary information to execute confidentiality agreements. There can be no assurance that the steps SiRF has taken to protect its proprietary information will be adequate to prevent misappropriation of its technology or that its proprietary rights will adequately protected because:

•	laws and contractual restrictions may not prevent misappropriation of its technologies or deter others from developing similar technologies; and

•	policing unauthorized use of its intellectual property is difficult, expensive and time-consuming, and it may be unable to determine the extent of any unauthorized use.

SiRF may have difficulty in protecting its intellectual property rights in foreign countries, which could increase the cost of doing business or cause its revenue to decline.

SiRF’s intellectual property is used in a large number of foreign countries. There are many countries, particularly in emerging markets, in which SiRF has no issued patents, or that may have reduced intellectual property protection. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for SiRF to protect its intellectual property from misuse or infringement by other companies in these countries. As SiRF increases its international sales, it may be more difficult to protect its intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of its proprietary technologies could enable third parties to benefit from its technologies without paying it for doing so, which would harm its competitive position and market share. For example, if SiRF’s foundries lose control of SiRF’s intellectual property, it would be more difficult for SiRF to take remedial measures because the foundries are primarily located in countries that have less protection for intellectual property that is provided in the United States. Furthermore, SiRF expects this to become a greater problem for it as its technology licensees increase their manufacturing in countries which provide less protection for intellectual property. SiRF’s inability to enforce its intellectual property rights in some countries may harm its business.

SiRF’s intellectual property indemnification practices may adversely impact its business.

SiRF has agreed to indemnify some customers for certain costs and damages of intellectual property infringement in some circumstances. This practice may subject SiRF to significant indemnification claims by its customers or others. In addition to indemnification claims by its customers, it may also have to defend related third-party infringement claims made directly against it. In some instances, its GPS products are designed for use in devices used by potentially millions of consumers, such as cellular telephones, and its server software is placed on servers providing wireless network services to end-users, both of which could subject it to considerable exposure should an infringement claim occur. In the past, SiRF has received notice from a major customer informing it that this customer received notice from one of SiRF’s competitors that the inclusion of SiRF’s chip sets into SiRF’s customer’s products requires the payment of patent license fees to the competitor. SiRF may receive similar notices from its customers or directly from its competitors in the future. SiRF cannot assure you that such claims will not be pursued or that these claims, if pursued, would not harm its business.

SiRF depends primarily on a few independent foundries to manufacture substantially all of its current products, and any failure to obtain sufficient foundry capacity could significantly delay its ability to ship its products and damage its customer relationships.

SiRF does not own or operate a fabrication facility. It relies on third parties to manufacture its semiconductor products. Four outside foundries, IBM in the United States, Samsung in South Korea, STMicroelectronics in Italy and France and TSMC in Taiwan, currently manufacture substantially all of its products. Also, in 2007, with the acquisition of Centrality, SiRF began using Global Uni Chip, a design foundry, to provide turnkey solutions for its SoC products.

Because SiRF relies on outside foundries, it faces several significant risks, including:

•	lack of manufacturing capacity and higher prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	the unavailability of, or potential delays in obtaining access to, key process technologies.

Due to the general economic environment, some foundries may not be running at capacity and may shut down production for days at a time or close facilities. These actions may limit the foundries’ capacity to provide SiRF with a sufficient amount of products in a timely manner, if at all. SiRF does not have a guaranteed level of production capacity with any of these foundries and it is difficult to accurately forecast its capacity needs. SiRF does not have long-term agreements with any of these foundries and it places its orders on a purchase order basis, thus its unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. SiRF places its orders on the basis of its customers’ purchase orders and sales forecasts, but the foundries can allocate capacity to the production of other companies’ products and reduce SiRF’s deliveries on short notice. It is possible that foundry customers that are larger and better financed than SiRF, or that have long-term agreements with the foundries, may induce SiRF’s foundries to reallocate capacity to them. Any reallocation could impair SiRF’s ability to secure the supply of semiconductors that it needs.

Each of SiRF’s semiconductor products is manufactured at only one foundry and, if any one foundry is unable to provide the capacity SiRF needs, SiRF may be delayed in shipping its products, which could damage its customer relationships and result in reduced revenue.

Although SiRF substantially uses four outside foundries, each of its semiconductor products is manufactured at one of these foundries. If one of SiRF’s foundries is unable to provide it with capacity as needed, SiRF could experience significant delays delivering the semiconductor product being manufactured for it solely by that foundry. Also, if any of its foundries experiences financial difficulties, if they suffer damage to their facilities or in the event of any other disruption of foundry capacity, SiRF may not be able to qualify an alternative foundry in a timely manner. In addition, any consolidation among the various foundries could impact the affected foundries’ product capacity or its collective ability to continue to manufacture one or more of SiRF’s products. If SiRF chooses to use a new foundry or process for a particular semiconductor product, it believes that it would take it several months to qualify the new foundry or process before it could begin shipping products. If SiRF is unable to accomplish this qualification in a timely manner, it may experience a significant interruption in supply of the affected products.

The facilities of certain independent foundries upon which SiRF relies to manufacture all of its semiconductors are located in regions that are subject to earthquakes and other natural disasters, as well as geopolitical risk and social upheaval.

Certain outside foundries and their subcontractors upon which SiRF relies to manufacture most of its semiconductors are located in countries that are subject to earthquakes and other natural disasters, as well as geopolitical risks and social upheavals. Any earthquake or other natural disaster in these countries could materially disrupt these foundries’ production capabilities and could result in SiRF experiencing a significant delay in delivery, or substantial shortage, of its products. In addition, these facilities are subject to risks associated with uncertain political, economic and other conditions in Asia, such as political turmoil in the region, which could disrupt the operation of these foundries and in turn harm SiRF’s business. For example, South Korea is a neighboring state to North Korea, which is currently in discussions with the United States and other countries regarding its nuclear weapons program. Any geographical or social upheaval in these countries could materially disrupt the production capabilities of SiRF’s foundries and could result in SiRF experiencing a significant delay in delivery, or a substantial shortage of, SiRF’s products.

SiRF depends on a sole supplier for some critical components.

SiRF purchases certain critical components, such as NOR flash memory technology, from a single supplier. The loss of this supplier, disruption of the supply chain, or delays or changes in the design cycle time could result in delays in the manufacture and shipment of products, additional expense associated with obtaining a new supplier, impaired margins, reduced production volumes, strained customer relations and loss of business or could otherwise harm SiRF’s results of operations.

SiRF places binding manufacturing orders based on its forecasts and, if it fails to adequately forecast demand for its products, it may incur product shortages or excess product inventory.

SiRF’s third-party manufacturers require it to provide forecasts of its anticipated manufacturing orders and place binding manufacturing orders in advance of receiving purchase orders from its customers. This may result in product shortages or excess product inventory because SiRF cannot easily increase or decrease its manufacturing orders. Obtaining additional supply in the face of product shortages may be costly or impossible, particularly in the short-term, which could prevent SiRF from fulfilling orders. In addition, SiRF’s chip sets have rapidly declining average selling prices. As a result, an incorrect forecast may result in substantial product in inventory that is aged and obsolete, which could result in write-downs of excess or obsolete inventory. SiRF’s failure to adequately forecast demand for its products could cause its quarterly operating results to fluctuate and cause its stock price to decline.

SiRF may experience lower than expected manufacturing yields, which would delay the production of its semiconductor products.

The manufacture of semiconductors is a highly complex process. Minute impurities can cause a substantial number of wafers to be rejected or cause numerous die on a wafer to be nonfunctional. Semiconductor companies often encounter difficulties in achieving acceptable product yields from their manufacturers. SiRF’s foundries have from time to time experienced lower than anticipated manufacturing yields, including for SiRF’s products. This often occurs during the production of new products or the installation and start up of new process technologies. SiRF may also experience yield problems as it migrates its manufacturing processes to smaller geometries. If SiRF does not achieve planned yields, its product costs could increase, and product availability would decrease.

The loss of any of SiRF’s primary third-party subcontractors that assemble and test all of its current products could disrupt its shipments, harm its customer relationships and reduce its sales.

SiRF relies on a limited number of primary third-party subcontractors to assemble and test all of its current chip sets either for its foundries or directly for it. As a result, SiRF does not directly control its product delivery schedules, assembly and testing costs or quality assurance and control. If any of these subcontractors experience capacity constraints or financial difficulties, if any subcontractor suffers any damage to its facilities or if there is any other disruption of assembly and testing capacity, SiRF may not be able to obtain alternative assembly and testing services in a timely manner. SiRF typically does not have long-term agreements with any of these subcontractors. SiRF typically procures services from these suppliers on a per-order basis. Because of the amount of time that it usually takes SiRF to qualify assemblers and testers, it could experience significant delays in product shipments if it is required to find alternative assemblers or testers for its semiconductor products. Any problems that SiRF may encounter with the delivery, quality or cost of its products could damage its reputation and result in a loss of customers.

The GPS market could be subject to governmental and other regulations that may increase SiRF’s cost of doing business or decrease demand for its products.

GPS technology is restricted and its export is controlled. SiRF’s business may be impacted by both domestic and international regulations because its technology relies on the GPS satellite network and radio frequency bands. For example, the United States government may restrict specific uses of GPS technology in some applications for privacy or other reasons and block the civilian GPS signal at any time or in hostile areas. In

December 2004, the now former President of the United States authorized a new national policy that established guidance and implementation actions for space-based positioning, navigation, timing programs, augmentations and activities for United States national and homeland security, civil, scientific, and commercial purposes.

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

SiRF also faces various risks associated with its dependence on GPS satellites and radio frequency bands, including:

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

Governmental and other regulations or actions could interrupt or increase SiRF’s cost of doing business, which may have a material negative effect on its business.

Personal privacy concerns may limit the growth of the high-volume consumer and commercial GPS-based applications and demand for SiRF’s products.

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

SiRF may continue to evaluate acquisitions or investments in complementary technologies and businesses in the future, and it may not realize the anticipated benefits of these acquisitions or investments.

As part of SiRF’s business strategy, it may evaluate acquisitions of, or investments in, complementary technologies and businesses. In 2006, SiRF acquired TrueSpan Incorporated, a development-stage technology company with significant communications systems expertise and, in August 2007, it acquired Centrality Communications Inc., a privately-held developer of navigation processor solutions for mobile navigation systems, which is the largest acquisition completed by SiRF to date.

In the future, SiRF may be unable to identify suitable acquisition candidates or investment opportunities or be able to make these acquisitions or investments on a commercially reasonable basis, or at all. If SiRF is unable to identify and successfully complete suitable acquisitions or investments, it may be required to expand its internal research and development efforts, which could harm its competitive position or result in negative market perception. Any acquisition or investment could have several risks, including:

•	SiRF’s inability to successfully integrate acquired technologies, product lines or operations;

•	diversion of management’s attention;

•	potentially dilutive issuances of equity securities or the incurrence of debt or contingent liabilities;

•	expenses related to amortization of intangible assets;

•	potential write-offs of acquired assets;

•	risk of project delays;

•	failure to achieve projected results of the acquisition;

•	loss of key employees of acquired businesses; and

•	SiRF’s inability to recover the costs of acquisitions or investments.

SiRF may not realize the anticipated benefits of any acquisition or investment. Future acquisitions may require it to make investments upfront, and there is no assurance that such investments will retain their value or positively contribute to its financial results. Further, the integration of certain operations following any acquisition will require the dedication of significant management resources, which could distract management’s attention from SiRF’s day-to-day business. An inability to realize the full extent of, or any of, the anticipated benefits of any acquisition or investment, as well as any delays encountered in the integration process, could adversely affect SiRF’s business and results of operations.

SiRF’s ability to raise capital in the future may be limited, and its failure to raise capital when needed could prevent it from executing its growth strategy.

SiRF believes that its existing cash, investments, amounts available under its bank line of credit and cash generated from operating activities will be sufficient to meet its anticipated cash needs for at least the next 12 months. The timing and amount of its working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:

•	market acceptance of its products;

•	the need to adapt to changing technologies and technical requirements;

•	the existence of opportunities for expansion;

•	access to and availability of sufficient management, technical, marketing and financial personnel; and

•	SiRF’s ability to obtain financing, if necessary.

If SiRF’s capital resources are insufficient to satisfy its liquidity requirements, it may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to its stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict its operations. SiRF has not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to it, if at all.

If SiRF fails to maintain proper and effective internal controls, its ability to produce accurate financial statements could be impaired, which could adversely affect its operating results, its ability to operate its business and its stock price.

During the course of SiRF’s testing of its internal controls, it may identify, and have to disclose, material weaknesses or significant deficiencies in its internal controls that will have to be remediated. For example, in SiRF’s quarterly report for the third quarter of 2008, SiRF disclosed a material weakness in its tax accounting process. Implementing any appropriate changes to its internal controls may require specific compliance training of its directors, officers and employees, entail substantial costs in order to modify its existing accounting systems, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of its internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase its operating costs and could materially impair its ability to operate its business. In addition, investors’ perceptions that SiRF’s internal controls are inadequate or that it is unable to produce accurate financial statements may negatively affect its stock price.

Changes to financial accounting standards or United States generally accepted accounting principles may affect SiRF’s results of operations and cause it to change its business practices.

SiRF prepares its financial statements to conform with United States generally accepted accounting principles, or GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change to GAAP or related policies can have a significant effect on SiRF’s reported results and may affect its reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect SiRF’s reported financial results or the way it conducts its business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

SiRF’s corporate headquarters are located in San Jose, California, where it occupies approximately 48,000 square feet under leases expiring on November 30, 2009. SiRF’s San Jose, California headquarters is also used for engineering, product development and sales. SiRF also leases property in the following areas, which serve its engineering and product development locations, regional headquarters and direct sales offices:

Location	Square Feet	Lease Expiration	Description
Phoenix, Arizona (1)	26,300	July 2012	Engineering and Product Development
Cedar Rapids, Iowa	7,400	April 2013	Engineering and Product Development
Santa Ana, California	15,400	December 2009	Engineering and Product Development
Noida, India (2)	9,200	April 2009	Engineering and Product Development
Bangalore, India	27,000	June 2009	Engineering and Product Development
Shanghai, China	7,100	August 2010	Regional Headquarters and Engineering and Product Development

(1)	SiRF leases two properties in Phoenix, Arizona, with lease expirations dated July 2010 and July 2012.

(2)	SiRF leases three properties in Noida, India, with lease expirations dated March 2009 and April 2009.

SiRF leases additional facilities in various locations expiring on various dates through 2013. SiRF believes its leased space is adequate for its current operations. However, SiRF may require additional space in the future which may not be available on commercially reasonable terms or in the location it desires.

Item 3.	Legal Proceedings

SiRF may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. During fiscal year 2008, SiRF was a party to the following material legal proceedings:

On December 15, 2006, SiRF’s subsidiary, SiRF Technology, filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleged infringement by Global Locate and SBCG of four patents assigned to SiRF Technology and sought both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology of four patents and sought monetary damages and an injunction to prevent further alleged infringement. On January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology of the Sherman Antitrust Act and of the California Business and Professions Code. On October 3, 2007, the District Court stayed both parties’ claims and counterclaims in their entirety pending resolution of the two ITC investigations described below.

Furthermore, on February 8, 2007, SiRF Technology filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation, of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, and the Administrative Law Judge’s, or ALJ’s, Final Initial and Recommended Determination, or ID, was filed June 13, 2008. The ID upheld the validity of SiRF’s U.S. patent No. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. patent

No. 7,043,363 invalid and not infringed. On June 27, 2008, the parties submitted to the ITC Petitions for Review of the ID. On August 14, 2008, a Notice of Commission Decision Not to Review a Final Determination Finding No Violation of Section 337 was issued, whereby the ITC determined not to review the ID. On October 13, 2008, SiRF Technology filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, appealing the ITC’s decision and all underlying orders, rulings, and findings, including the ID.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation, or the Investigation, of certain GPS devices and products made for, by, or sold by or for SiRF Technology and the customers named in the investigation, E-TEN Information Systems Co., Ltd., Mio Technology Ltd, USA, MiTAC International Corp. and Tharos Science & Applications, Inc., or the Named Respondents. As a result, on April 30, 2007, the ITC instituted an action titled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. Upon its acquisition of Global Locate, Broadcom was subsequently added as an additional complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008.

On August 8, 2008, the ALJ issued a Notice regarding the Initial Determination in this matter. This Notice contained conclusions of law that all six of the asserted Broadcom patents (1) had an existing domestic industry, (2) were valid, and (3) were infringed by certain of SiRF Technology’s products. On August 22, 2008, the ALJ issued a Recommended Determination on Remedy and Bonding in this matter, which recommended to the ITC that, if a violation of Section 337 has occurred (1) those of SiRF Technology’s products that are accused products in the Investigation, if found to infringe a patent at issue in the Investigation, should be excluded from the United States, (2) a Limited Exclusion Order should be issued prohibiting the importation into the United States of products containing any of such SiRF Technology’s products (i.e., “downstream” products) that may be found to infringe, and (3) Cease and Desist Orders should be issued prohibiting SiRF Technology and the domestic Named Respondents from importing or selling in the United States those of SiRF Technology’s that may be found to infringe any asserted patent. On August 25, 2008, SiRF Technology filed a Petition to Review the Initial Determination with the ITC. In addition to SiRF Technology’s Petition, the ITC’s Office of Unfair Import Investigations also independently filed a Petition for Review of the Initial Determination.

On October 9, 2008, the ITC issued a Notice indicating that it had determined to review in part the Initial Determination. Specifically, the ITC determined to review (1) the ALJ’s finding that Global Locate has standing to assert U.S. Patent No. 6,606,346, a patent that was asserted by Global Locate against a low-volume SiRF Technology hardware product that does not impact SiRFStarII, SiRFStarIII or SoC portfolio; (2) the ALJ’s finding that SiRF Technology directly infringes claim 1 of U.S. Patent No. 6,704,651 (asserted against certain SiRF Technology software) through its commercial activities; and (3) the ALJ’s finding that SiRF Technology directly infringes claim 1 of U.S. Patent No. 6,651,000 (also asserted against certain SiRF Technology software) through its commercial activities. Since the date of the initial determination and before the final determination, SiRF Technology released new versions of its software. The ITC determined not to review the remaining issues presented by SiRF Technology and by the Office of Unfair Import Investigations in their respective Petitions for Review, including issues related to the ALJ’s finding of infringement of U.S. Patent Nos. 6,417,801, 6,937,187, and 7,158,080 (each of which was also asserted against certain SiRF Technology software); the ALJ had found that each of those patents was infringed by SiRF Technology’s commercial activities. With respect to the scope of remedy, the United States Court of Appeals for the Federal Circuit on October 14, 2008 in Kyocera Wireless Corp. v. ITC held that the ITC has no statutory authority to issue a Limited Exclusion Order against downstream products of parties who are not named as respondents in an ITC case. The vast majority of SiRF Technology’s customers were not named as respondents in Broadcom’s ITC case against SiRF Technology. In view of Kyocera Wireless Corp. v. ITC, and because the ALJ had not yet issued a public version of the Recommended Determination on Remedy and Bonding, on October 21, 2008, the ITC extended the deadline for submissions on remedy, the public interest, and bonding until October 27, 2008 and extended the target date of the Investigation by 30 days, until January 8, 2009.

The ITC issued its Final Determination on January 15, 2009. The ITC modified certain of the ALJ’s findings, but determined on the basis of its modified findings that Global Locate has standing to assert U.S. Patent No. 6,606,346 and that SiRF Technology directly infringes U.S. Patent No. 6,704,651 and U.S. Patent No. 6,651,000 through its commercial activities. The ITC issued a Limited Exclusion Order against the Named Respondents. The ITC also issued Cease and Desist Orders against SiRF Technology and the domestic Named Respondents. In light of Kyocera Wireless, the ITC determined to limit the scope of the Limited Exclusion Order to products that are manufactured abroad or imported by, or on behalf of, the Named Respondents and that are covered by the asserted patent claims, and the ITC denied Global Locate’s request to extend the Exclusion Order to “downstream” articles of non-respondents that incorporate such covered products. The Limited Exclusion Order prohibits SiRF Technology from the unlicensed entry of the infringing products into the United States by or on behalf of SiRF or the Named Respondents. The ITC issued Cease and Desist Orders prohibiting SiRF and the domestic Named Respondents from importing or selling in the United States any of SiRF Technology’s products that may be found to infringe any asserted patent. In 2008, the Named Respondents collectively represented approximately 7% of SiRF’s net revenues.

The Limited Exclusion Order and the Cease and Desist Orders, together the Orders, provide that, subject to posting a bond in the amount of 100% of the imported value per unit for covered products, SiRF Technology may continue any conduct prohibited by the Orders during the 60-day Presidential review period during which the ITC’s determination is subject to review by the United States Trade Representative as delegated by the President of the United States. It may well be that the President, acting through the United States Trade Representative, will not find any compelling circumstances to disapprove the Orders. If so, after expiration of the 60-day Presidential review period on March 16, 2009, SiRF Technology may file a Notice of Appeal in the United States Court of Appeals for the Federal Circuit and seek review of the ITC’s orders and determinations in this Investigation.

On May 14, 2008, Broadcom filed a patent infringement complaint against SiRF Technology in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, SiRF Technology has filed with the U.S. Patent and Trademark Office, or the Patent Office, a Request for Ex-Parte Reexamination of each of the four patents, or the Reexamination Requests. Through SiRF Technology’s Reexamination Requests, and in SiRF Technology’s view of what are substantial new questions of patentability raised by prior art that SiRF Technology believes may not have been previously considered in full by the Patent Office, SiRF Technology has sought review and invalidation of all four of the Broadcom patents-in-suit. The Patent Office granted each of SiRF Technology’s requests for reexamination with respect to the four patents and has ordered their reexamination. On September 15, 2008, the Honorable James V. Selna denied SiRF Technology’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its nascent stages and no estimate can be made about the likelihood or impact of any final decision. No assurance can be made that Broadcom will not seek to commence additional litigation against SiRF Technology, or that the pending litigation with Broadcom will not have a material adverse effect on its business.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against SiRF and certain of its officers and directors. These complaints allege that SiRF, and certain of its officers and directors, made misleading statements and/or omissions relating to its business and operating results in violation of the federal securities laws. These cases have been consolidated and a consolidated amended complaint was filed on July 28, 2008. On September 26, 2008, SiRF filed a motion to dismiss all claims asserted in the consolidated amended complaint. The motion has been fully briefed and SiRF anticipates that a hearing on the motion will be held on April 17, 2009.

Also in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of SiRF’s officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and an amended complaint was filed on November 18, 2008. On January 21, 2009, the parties submitted a stipulation to the court staying the derivative litigation pending resolution of SiRF s motion to dismiss the securities litigation pending in the Northern District of California.

On February 13, 2009, a complaint regarding a purported class action lawsuit, Diaz v. Banatao, et al., was filed in the Superior Court of California, Santa Clara County, against SiRF and SiRF’s Board of Directors in connection with the Merger Agreement. The complaint alleges, among other things, that (1) SiRF’s Board of Directors violated its fiduciary duties to SiRF’s stockholders by approving the Merger and certain terms set forth in Section 5.4 of the Merger Agreement related to SiRF’s ability to solicit, consider or accept alternative proposals, (2) SiRF aided and abetted its Board of Directors’ alleged breach of fiduciary duty and (3) the Merger Consideration is unfair for reasons including, but not limited to, a temporarily low stock price and that the book value of a share of stock allegedly exceeds the Merger Consideration per share. The complaint seeks, among other things, an injunction prohibiting SiRF and CSR from consummating the Merger, rescission of the Merger if the Merger is consummated prior to the entry of final judgment by the court, an accounting by the defendants to the plaintiffs for all damages caused by them and an accounting for all profits and any special benefits obtained by the defendants as a result of any breach of fiduciary duty and attorneys’ fees and expenses. SiRF intends to vigorously defend against the lawsuit.

On February 20, 2009, a complaint regarding a purported class action lawsuit, Reich v. SiRF Technology Holdings, Inc. et al., was filed in the Superior Court of California, Santa Clara County, against SiRF and SiRF’s Board of Directors in connection with the Merger Agreement. The complaint alleges that, in approving the Merger, SiRF’s Board of Directors breached their fiduciary duties of loyalty, good faith, due care and disclosure by, among other things, (i) agreeing to sell SiRF without first taking steps to ensure that SiRF’s stockholders would obtain adequate, fair, and maximum consideration under the circumstances and (ii) engineering the Merger to benefit themselves and/or CSR without regard for SiRF’s stockholders. The complaint further alleges that SiRF aided and abetted SiRF’s Board of Directors’ breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the Merger, to compel SiRF’s Board of Directors to properly exercise their fiduciary duties to SiRF’s stockholders, to impose a constructive trust, in favor of the plaintiffs, upon any benefits improperly received by SiRF’s Board of Directors as a result of their wrongful conduct and to award the plaintiffs the costs and disbursements of the class action, including reasonable attorneys’ and experts’ fees. SiRF intends to vigorously defend against the lawsuit.

On February 27, 2009, plaintiffs in the above-referenced derivative litigation filed an amended, consolidated complaint, which added a purported class action claim against SiRF and SiRF’s Board of Directors in connection with the Merger Agreement. The class action allegations asserted in the consolidated amended complaint are substantially similar to the allegations set forth in the Diaz and Reich actions, although the class action allegations asserted in the consolidated amended complaint contain the additional allegation that SiRF entered into the Merger Agreement for the purpose of evading alleged liability relating to the derivative claims. Plaintiffs also seek to compel certain changes in SiRF’s corporate governance. SiRF intends to vigorously defend against these class action claims. The Diaz and Reich complaints and the complaint filed by the plaintiffs in the above-referenced derivative litigation may be amended in the future and other similar lawsuits may be filed although SiRF is not currently aware of any.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert SiRF’s management’s attention from SiRF’s business.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

SiRF Technology Holdings, Inc. is quoted on the Nasdaq Global Select Market under the symbol “SIRF.” Public trading of its common stock began on April 22, 2004. Prior to that time, there was no public market for its common stock. The following table sets forth, for the periods indicated, the range of high and low sales price per share of its common stock as quoted on the Nasdaq Global Select Market in 2008 and 2007:

	Price Range Per Share
Fiscal 2008	High	Low
First Quarter	$25.20	$4.67
Second Quarter	$8.04	$4.32
Third Quarter	$4.73	$1.51
Fourth Quarter	$1.76	$0.79

	Price Range Per Share
Fiscal 2007	High	Low
First Quarter	$34.15	$23.29
Second Quarter	$29.45	$20.35
Third Quarter	$25.22	$16.20
Fourth Quarter	$30.61	$21.66

Performance Graph

The following graph shows a comparison of the 57 month cumulative total shareholder return for SiRF’s common stock with the NASDAQ Composite Index and the Philadelphia Semiconductor Index. The reference to 57 months is associated with the time in which SiRF has been a public company. The graph assumes a $100 investment on March 31, 2004 in each of the NASDAQ Composite Index and the Philadelphia Semiconductor Index and a $100 investment on April 22, 2004 in its common stock, with dividends reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 57 MONTH CUMULATIVE TOTAL RETURN*

Among SiRF Technology Hldgs, Inc., The NASDAQ Composite Index

And The Philadelphia Semiconductor Index

Holders

As of February 20, 2009, there were approximately 263 registered holders of record of SiRF’s common stock. A substantially greater number of holders of its common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

SiRF has not declared or paid any cash dividends on its common stock. SiRF presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not have plans to pay any cash dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with SiRF’s consolidated financial statements and related notes to its consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

The consolidated statement of operations data for each of the years ended December 27, 2008, December 31, 2007 and December 31, 2006 and the consolidated balance sheet data as of December 27, 2008 and December 31, 2007 are derived from SiRF’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from SiRF’s audited consolidated financial statements not included in this Annual Report on Form 10-K, which were audited by Ernst & Young LLP. The results of SiRF’s acquired companies have been included in its consolidated financial statements since their respective acquisition dates. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended
	December 27, 2008		December 31, 2007		December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$232,452		$329,380		$247,680	$165,070	$117,368
Gross profit	$84,458		$167,614		$135,743	$89,767	$64,985
Net income (loss)	$(398,973)		$(10,397)		$2,400	$30,040	$30,723
Deemed dividend to preferred stockholders	$—		$—		$—	$—	$—
Net income (loss) applicable to common stockholders	$(398,973)		$(10,397)		$2,400	$30,040	$30,723
Net income (loss) per share:
Basic	$(6.47)		$(0.19)		$0.05	$0.62	$0.90
Diluted	$(6.47	)(1)	$(0.19	)(1)	$0.04	$0.56	$0.64

	December 27, 2008		December 31, 2007		December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$85,840		$100,963		$133,817	$83,882	$86,462
Working capital	$117,219		$166,780		$185,361	$142,126	$121,635
Total assets	$195,349		$563,741		$366,663	$285,815	$228,457
Long-term obligations, less current portion	$1,695		$1,421		$509	$439	$1,771
Convertible preferred stock	$—		$—		$—	$—	$—
Total stockholders’ equity	$155,020		$509,412	(2)	$327,343	$262,836	$211,807

(1)

The diluted net loss per share computation for the years ended December 27, 2008 and December 31, 2007 excludes potentially dilutive repurchaseable common stock, stock options, warrants, restricted stock units and employee stock purchase plan shares as their effect would have been antidilutive. See Note 3 of the Notes to Consolidated Financial Statements in Item 8 under Part II of this report for a detailed explanation of the determination of shares used in computing basic and diluted net income (loss) per share.

(2)

On January 1, 2007, SiRF adopted Emerging Issues Task Force, or EITF, No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 and Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The impact of changes in accrued payroll and related benefits, long term deferred and other tax liabilities, and long-term obligations resulting from adoption of these new accounting pronouncements were recorded as cumulative effect adjustments to the opening balance of accumulated deficit in the December 31, 2007 consolidated balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of SiRF’s financial condition and results of operations should be read together with the consolidated financial statements and related notes in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. These risks and uncertainties may cause actual results to differ materially from those discussed in the forward-looking statements.

Overview

SiRF is a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high-volume mobile consumer and commercial applications. SiRF’s products have been integrated into mobile consumer devices such as mobile phones, automobile navigation systems, personal digital assistants, portable navigation devices and GPS-based peripheral devices, and into commercial systems such as fleet management and road-tolling systems.

SiRF markets and sells its products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, in four major markets: wireless handheld devices, such as mobile phones; automotive electronics systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet devices. As SiRF supplies products that support multiple applications within these four major markets, it does not have the ability to discretely track separate financial information for each of these markets. Additionally, SiRF markets and sells its products to value-added manufacturer, or VAM, customers which typically provide GPS modules or sub-systems to certain OEMs, and through intellectual property partners, which integrate its core technology into their products. Intellectual property partners are typically large semiconductor companies.

As usage of GPS technology for high volume applications is still in the early stages of deployment, it is difficult to predict market growth or growth drivers reliably. While some of the applications, such as OEM automotive navigation systems, are well developed, most high-growth applications are just starting to emerge. SiRF believes that there will be growth in portable navigation systems and wireless handheld devices in 2009. Location-based services, or LBS, are offered by some wireless network operators as a way to send information to cell-phone subscribers based on their current location. While the LBS market for wireless operators is in its early stages, SiRF expects it to continue to be a growth driver for its business. SiRF’s long-term growth depends on maintaining a leadership position in such markets and enabling multiple growth drivers across its target platforms. SiRF is currently focusing significant effort on enabling the end-to-end platform for successful LBS deployment by wireless operators and for other consumer applications. Successful alliances with wireless operators and service providers, mobile phone vendors, location based content providers and wireless platform providers are critical to SiRF’s success in this emerging market.

SiRF’s markets are becoming more competitive resulting in increased pricing pressure on its products. While SiRF believes that it has leading edge technology, its ability to compete and maintain current product margin levels depends on its technological leadership, fast design cycle time, low product-cost-structure and the outcome of the ITC Final Determination, as defined below. SiRF also continues to enhance its efficiencies in logistics management and work with its semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain its overall cost structure.

In addition to the sale of chip sets, SiRF’s business depends on the volume of production by its technology licensees, which in turn depends on the current and anticipated market demand for semiconductors and products that use semiconductors.

On January 15, 2009, the United States International Trade Commission, or ITC, issued its Final Determination in connection with the Broadcom Corporation patent infringement investigation, or ITC Final Determination. Certain software pertaining to SiRFstarIII hardware products and three of SiRF’s premium software products, SiRFLoc, SiRFNav, and SiRFInstantFix, are subject to the ITC Final Determination. To comply with the ITC Final Determination, SiRF has released new software versions of SiRFLoc, SiRFNav, SiRFInstantFix and software pertaining to SiRFstarIII hardware products. However, SiRF has not obtained approval to date from U.S. Customs for the importation into the United States of products containing these new software versions. If SiRF is unable to obtain such approval or if the new software versions of SiRFLoc, SiRFNav, SiRFInstantFix and software pertaining to SiRFstarIII hardware products are found to be infringing, SiRF’s business could be materially and adversely affected. In addition, the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products were found to be infringing by the ITC. As such, SiRF is prohibited from conducting certain activities in the United States with respect to these products, including selling, marketing or testing the products in the United States. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. See Item 3, Legal Proceedings, under Part I of this report for further information.

In addition, SiRF’s operations are directly impacted by cyclicality in the semiconductor industry, which is characterized by wide fluctuations in product supply and demand. This cyclicality could cause SiRF’s operating results to decline dramatically from one period to the next. Additionally, SiRF’s results are impacted by its customers’ ability to predict end-user, or consumer, demand for the devices they sell utilizing its products, as well as the consumer demand. The economic recession that began in 2007 and continuing uncertainties in the global economic environment, which affect consumer demand, coupled by intensifying market competition, have negatively impacted SiRF’s result of operations in the recent quarters (as further described below under “Assets Impairment and Restructuring”), and may continue for the near future and beyond.

Agreement and Plan of Merger

On February 9, 2009, SiRF entered into an Agreement and Plan of Merger with CSR and Shannon Acquisition Sub, Inc., or Shannon. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Shannon will merge with and into SiRF with SiRF surviving as a wholly-owned subsidiary of CSR, or the Merger. Under the terms of the Merger Agreement, SiRF’s stockholders will receive 0.741 of a CSR share for each share of SiRF common stock they own (subject to anti-dilution adjustments, which is referred to herein as the Exchange Ratio). Holders of SiRF’s common stock prior to the Merger will receive cash in the Merger in lieu of fractional ordinary shares of CSR.

The completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by SiRF’s shareholders; (ii) approval of the transactions contemplated by the Merger Agreement by CSR’s shareholders; (iii) effectiveness of admission of the CSR ordinary shares to be issued to SiRF’s stockholders to the Official List of the United Kingdom Listing Authority and to trading on the London Stock Exchange’s main market for listed securities, subject only to allotment; (iv) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; and (vi) effectiveness under the Securities Act of 1933 of the registration statement relating to the CSR ordinary shares to be issued to SiRF’s stockholders and absence of any stop order in respect thereof or proceedings by the Securities and Exchange Commission, or SEC, for that purpose. See the Merger Agreement, filed as Exhibit 2.1 on SiRF’s Current Report on Form 8-K, filed on February 10, 2009, for more information regarding the terms and conditions of the Merger.

The Merger Agreement contains specified termination rights for the parties. SiRF could be required to pay CSR a termination fee of $3.66 million if the Merger Agreement is terminated in certain circumstances. CSR could be required to pay SiRF a termination fee of $3.66 million if the Merger Agreement is terminated in certain circumstances.

Assets Impairment and Restructuring

Beginning in February 2008, SiRF continued to experience a significant decline in its stock price, resulting in its market capitalization falling below its net book value. In addition, during the second quarter of 2008, SiRF’s product demand outlook rapidly deteriorated due to increased competitive pressure within certain of its markets, as well as macroeconomic uncertainty which translated to a general decline in the demand for devices utilizing its technology. In addition, litigation has continued to be a significant expense in 2008, at $20.4 million. See Item 3, Legal Proceedings, under Part I in this report for further information. As a result, in the second quarter of 2008, SiRF significantly reduced its forecasted revenue, gross margin and operating profit.

These factors outlined above triggered an impairment analysis of SiRF’s goodwill and acquisition-related intangible assets in the second quarter of 2008. SiRF also performed impairment analyses of its deferred tax assets and note receivable. Based upon the impairment analyses in the second quarter of 2008, SiRF recorded the following non-cash charges in 2008:

•

Acquisition-related intangible assets impairment of $42.9 million, $12.5 million of which was recorded under cost of revenue and the remainder under operating expenses of SiRF’s consolidated statement of operations. See Note 9, Goodwill and Identified Intangible Assets, of the Notes to Consolidated Financial Statements in Item 8 under Part II in this report for further information, as well as further discussion below under the caption Results of Operations.

•

Goodwill impairment of $215.7 million, which was recorded under operating expenses of SiRF’s consolidated statement of operations. See Note 9, Goodwill and Identified Intangible Assets, of the Notes to Consolidated Financial Statements in Item 8 under Part II in this report for further information, as well as further discussion below under the caption Results of Operations.

•

Deferred tax asset valuation allowance of $75.4 million, of which $38.4 million was recorded as part of the provision for income taxes of SiRF’s consolidated statement of operations. See Note 18, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 under Part II in this report for further information, as well as further discussion below under the caption Results of Operations.

SiRF also evaluated the recoverability of its note receivable and determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. Accordingly, SiRF recorded impairment charges of $11.8 million in 2008. See Note 22, Other Income (Expense), of the Notes to Consolidated Financial Statements in Item 8 under Part II of this report for further information, as well as further discussion below under the caption Results of Operations. On February 9, 2009, SiRF settled the note receivable and entered into a contingent loan assignment and assumption agreement with the borrower and a third party for the assignment by SiRF of the note receivable which had an outstanding balance of $13.5 million. Under the terms of the loan assignment and assumption agreement, in the event of a change of control of the borrower with the third party, on or before July 24, 2009, SiRF will receive $9.0 million, plus interest from January 31, 2009. On February 24, 2009, SiRF received $9.0 million, plus interest from January 31, 2009, as payment in full under the contingent loan assignment and assumption agreement. See Note 23, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8 under Part II of this report for further information.

Additionally, in response to continuing economic uncertainties and to better align SiRF’s cost structure with the deteriorating demand outlook, it announced corporate restructuring plans throughout fiscal 2008. As part of the restructuring, SiRF reduced its workforce through a combination of immediate lay-offs, elimination of non-essential positions and attrition, closure of certain offices and termination of development in the mobile TV and Bluetooth technology. These restructuring activities have resulted in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations, including leased facilities and impairment of long-lived assets. See Note 12, Restructuring, to the Consolidated Financial Statements in Item 8 of Part II of this report for further information.

While it is difficult to determine whether deteriorating demand outlook, increased competitive pressure and the uncertainties related to macroeconomic environment and the outcome of the ITC Final Determination (See Note 21, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8 of Part II of this report) will continue, SiRF believes that these factors will continue to negatively impact its business.

New Product Offerings and Developments

SiRF’s ability to develop and deliver new products successfully depends on a number of factors, including its ability to predict market requirements, anticipate changes in technology standards, and develop and introduce new products that meet market needs in a timely manner. SiRF believes there is significant demand in the market for low power and small size GPS functionality. SiRF’s ability to meet these market requirements is a key element for its revenue growth.

In 2008, SiRF introduced SiRFInstantFixII™ technology, new versions of SiRFstarIII™ architecture and its SiRFprimaTM multifunction platform. See Item 1, Products—Business, under Part I in this report for further information about SiRF’s products.

Litigation

SiRF is currently involved in material litigation. See Item 3, Legal Proceedings, under Part I in this report for further information. See also Item 1A, Risk Factors, under Part I in this report, specifically the risk factors titled: “SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry into the United States of certain SiRF products deemed to be infringing on Broadcom patents by or on behalf of SiRF or the customers named in the investigation and is also subject to cease and desist orders against SiRF and its domestic customers that were named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of SiRF’s products or those of its customers, its business may be materially adversely affected”; “Any potential dispute involving SiRF’s patents or intellectual property or third party patents or third party intellectual property could be costly, time-consuming and may result in SiRF’s loss of significant rights”; and “SiRF has been named as a party in several putative shareholder class action and derivative lawsuits, which could cause SiRF’s business, financial condition, results of operations and cash flows to suffer.”

Critical Accounting Policies and Estimates

The discussion and analysis of SiRF’s financial condition and results of operations are based on SiRF’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires SiRF to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. SiRF bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. SiRF’s critical accounting policies include: (1) revenue recognition, which impacts the recording of revenue; (2) valuation of inventories, which impacts cost of revenue and gross margin; (3) stock-based compensation, which impacts cost of product revenue, gross margin and operating expenses, as well as SiRF’s footnote disclosures; (4) the assessment of recoverability of long-lived assets including intangible assets, the potential impairment of which impacts cost of product revenue and operating expenses; and (5) income taxes which impact provision for income taxes and the valuation of SiRF’s deferred tax assets and liabilities. SiRF also has other key accounting policies that are less subjective, and therefore, their application would not have a material impact on its reported results of operations. The following is a discussion of SiRF’s critical accounting policies, as well as the estimates and judgments involved.

Revenue Recognition. SiRF derives revenue primarily from sales of semiconductor chip sets and, to a lesser extent, from licenses of its intellectual property and premium software products.

Revenue from sales of semiconductor chip sets is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. SiRF evaluates its historical experience and other known factors to determine the appropriate reserve of product returns. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of SiRF’s standard product warranty, related to the sale of chip sets. Further, SiRF has had no incidents of formal customer acceptance terms or further obligations to date. SiRF assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the creditworthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

SiRF defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of SiRF’s products. Also, several of SiRF’s distributors purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances, SiRF’s accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust the gross price to the applicable net price for those sales.

SiRF enters into co-branding rebate agreements with and provides incentive rebates to certain direct customers and indirect customers (for products sold through distributors). SiRF records reductions to revenue for commitments related to such incentive programs in accordance with Emerging Issues Task Force, or EITF, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Co-branding agreements allow certain direct customers to receive a per-unit rebate for product purchased, provided the customer participates in SiRF’s co-branding program. The co-branding program typically consists of placing SiRF’s logo on the customer’s website or otherwise including it in marketing collateral or documentation. Incentive rebates are offered from time to time at SiRF’s discretion to both direct and indirect customers and are also provided in the form of a per-unit rebate for product purchased. Accruals for the actual costs of these incentive programs are recorded at the time the related revenue is recognized and are recorded based on the contractual or agreed upon per-unit rebate of product purchased by direct customers or sold through by distributors. Commitments related to incentive programs to both direct and indirect customers are presented in the consolidated balance sheets as rebates payable to customers.

SiRF licenses rights to use its intellectual property to allow licensees to utilize its technology. SiRF also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. SiRF recognizes revenue from standalone license rights to use its intellectual property in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. Revenue from standalone rights to use its premium software products is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Subsequent to the sale of its premium software products, SiRF has no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

Certain sales of SiRF’s chip sets to direct customers are bundled with its premium software products. In such arrangements, both the premium software and chip sets are delivered simultaneously and post-contract customer support is not provided. SiRF applies the guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognizes revenue from such bundled arrangements generally upon delivery of the chip sets, assuming all other basic revenue recognition criteria are met, as both the chip sets and software are considered delivered elements and no undelivered elements exist. SiRF recognizes license revenue from sales of its premium software at the time a reliable estimate can be made of the actual usage that has occurred of the premium software, provided collectibility is probable.

SiRF earns royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. SiRF recognizes all royalty revenue based solely on actual royalties reported by licensees during such quarter.

Inventories. Inventory costs are determined using standard costs that approximate actual costs under the first-in, first-out method. SiRF’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. SiRF records write-downs for inventories that have become obsolete or are in excess of anticipated demand or net realizable value. SiRF performs a detailed review of inventory each period, that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve estimates, such as customer product demand projections based on SiRF’s historical experience, timing of new product introductions, timing of customer transitions to new products and sell through of products at different average selling prices. If future demand or market conditions for SiRF’s products or the consequences of the ITC Final Determination (See Note 21, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8 of Part II of this report), are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, SiRF may have higher gross margins when products incorporating inventory that was previously written-down are sold.

Stock-Based Compensation. The fair value of SiRF’s employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 17, Preferred Stock and Stockholders’ Equity, to the Consolidated Financial Statements in Item 8 of Part II of this report, including the price volatility of the underlying stock and the options’ expected term. With the exception of certain options assumed in connection with business combinations, SiRF’s options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standard, or SFAS, No. 123R, Share-Based Payment, SiRF elected to use the simplified method as prescribed by SAB No. 107, to estimate the options’ expected term, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, SiRF no longer uses the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. SiRF utilizes its own historical volatility in valuing its stock option grants and purchase rights under its 2004 Employee Stock Purchase Plan, or Purchase Plan. In addition, SiRF estimates forfeitures at the time of grant and, revises if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF’s estimate of expected forfeitures considers historical termination behavior, as well as retention related factors. SiRF elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R, and continues to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, SiRF’s options’ actual lives, interest rates and forfeitures may be different from its assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill. Identified intangible assets consist of acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, trade names, non-compete agreements and intellectual property assets are amortized over their approximated weighted average estimated useful life of 4, 13, 4, 2 and 3 years, respectively.

SiRF is required to assess the potential impairment of identified intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that SiRF considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of its use of the acquired assets;

•	significant negative industry or economic trends; and

•	significant decline in its market capitalization.

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, SiRF tests for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2008, SiRF performed an impairment analysis over identified intangible assets in accordance with its critical accounting policy and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $42.9 million in its consolidated statement of operations under operating expenses, “Acquisition-related intangible asset impairment.” During the fourth quarter ended December 27, 2008, SiRF further impaired $1.4 million of intangible assets related to certain restructuring activities (see Note 9, Goodwill and Identified Intangible Assets, and Note 12, Restructuring, of the Notes to Consolidated Financial Statements in Item 8 under Part II in this report for further information). SiRF also impaired $0.5 million of intangible assets that have no future benefit or alternative uses as a result of reallocation of resources amongst existing research and development projects. As of December 27, 2008, SiRF updated its impairment analysis of identified intangible assets in accordance with its critical accounting policy and, as a result of that analysis, no additional impairment was recognized.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value under the first step, goodwill is considered impaired and a second step is performed to determine the implied fair value of the goodwill and to measure the amount of goodwill impairment loss, if any. SiRF performs an impairment review at the entity level as it has only one operating segment, which is its sole reporting unit. As of June 30, 2008, SiRF performed an interim goodwill impairment analysis in accordance with its critical accounting policy and determined that the entire goodwill balance was impaired. SiRF recorded goodwill impairment charges of $215.7 million in its consolidated statement of operations under operating expenses, “Goodwill impairment” in the second quarter of 2008, which reduced the carrying value of goodwill to zero. See Note 9, Goodwill and Identified Intangible Assets, of the Notes to Consolidated Financial Statements in Item 8 under Part II in this report for further information.

In determining fair value, SiRF considers various factors, including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which its assets will be utilized and other variables. SiRF bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual results differ significantly from current estimates, the amount of impairment charges recorded in 2008 could be different or future impairment charges may result in identified intangible assets and other long-lived assets. For example, while SiRF has fully written down the value of its previously recorded goodwill, a further variance in its forecasted revenue and costs could have had a significant impact on the value of the acquisition-related intangible asset impairment charges recorded in 2008. Additionally, a variance in its forecasted revenue may materially impact its future recoverability assessment of the remaining intangible and long-lived assets value.

Income Taxes. SiRF accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, SiRF determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset.

In preparing its consolidated financial statements, SiRF assesses the likelihood that its deferred tax assets will be realized from future taxable income. SiRF establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. As of December 27, 2008, SiRF has recorded a valuation allowance of $75.4 million against its deferred tax assets, consisting primarily of net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, SiRF considers all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. SiRF’s cumulative loss in the most recent three-year period, including the current net loss, represents negative evidence sufficient to maintain a valuation allowance under the provisions of FAS No. 109. SiRF intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The calculation of SiRF’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. SiRF evaluates its uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. SiRF only recognizes tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. SiRF measures these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. SiRF exercises significant judgment in estimating the final resolution of its tax positions with a taxing authority. SiRF believes it has adequately provided for any reasonably foreseeable adjustments to its tax liability. If SiRF ultimately determines that payment of these amounts is unnecessary, it will reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary, in accordance with FIN No. 48.

Adoption of Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP, No. 157-b was issued, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, SiRF adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-b. The partial adoption of SFAS No. 157 did not have a material impact on SiRF’s financial position and results of operations. SiRF does not believe SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities will have a material impact on its financial position and results of operations.

In October 2008, the FASB issued Financial Staff Position, or FSP, No. FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. 157-3 is effective immediately and applies to SiRF’s December 27, 2008 financial statements. The application of the provisions of FSP No. 157-3 did not materially impact SiRF’s financial statements. See Note 4, Fair Value, of the Notes to Consolidated Financial Statements in Item 8 under Part II in this report for further information.

Recently Issued Accounting Pronouncements

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. SiRF is required to adopt FSP No. FAS 142-3 effective at the beginning of 2009. The adoption of FSP No. FAS 142-3 will not have a material impact on its financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change SiRF’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

Results of Operations

Net Revenue

The following table sets forth SiRF’s revenue for 2008, 2007 and 2006 (dollars in thousands):

	Year Ended
	December 27, 2008		December 31, 2007		December 31, 2006
	Dollars	% of Net Revenue	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Product revenue	$222,922	96%	$323,128	98%	$239,243	97%
License royalty and service revenue	9,530	4%	6,252	2%	8,437	3%

Net revenue	$232,452		$329,380		$247,680

Increase (decrease), period over period	$(96,928)		$81,700
Percentage increase (decrease), period over period	-29%		33%

Product revenue decreased in 2008 compared to 2007 due to the declines in unit shipments of 15% and in average selling prices of 19%. The decline in unit shipments was a result of increased market competition and continuing weakness in consumer demand. In general, average selling prices are expected to decline over time within a given product line due to market competition and the general nature of the semiconductor industry. Combined average selling prices will be affected by this, but will also vary depending on product and customer mix, as well as the introduction of new products.

Product revenue increased in 2007 compared to 2006 primarily due to a 75% increase in unit shipments of chip sets. The increase in unit shipments of chip sets was due to increased sales of SiRF’s product lines based on its SiRFstarIII architecture. Also, in August 2007 with the acquisition of Centrality, SiRF added two navigation processor architectures, SiRFtitan and SiRFatlas, which also contributed to the increase in product revenue compared to a year ago. Increased sales volumes in 2007 were driven by continued growth in the automotive market, especially in portable navigation devices, and in the wireless market. The increase in unit shipments was partially offset by a 23% decline in average selling prices in 2007 as compared to 2006.

License royalty and service represented 4%, 2% and 3% of SiRF’s net revenue in 2008, 2007 and 2006, respectively. The increase in license royalty and service revenue in 2008 compared to 2007 was primarily due to one customer ramping up production of a product utilizing SiRF’s technology. The decrease in license royalty and service revenue in 2007 compared to 2006 was primarily due to a decline in SiRF’s licensed intellectual property revenue as a result of unit volume decreases for license royalty.

Starting in the fourth quarter of 2006, SiRF determined that, due to business circumstances, it could no longer reliably estimate royalty revenue from its estimated licensees. As such, SiRF began recognizing all royalty revenue based solely on royalties reported by licensees during such quarter. This change in the timing of recognizing royalty revenue was made prospectively and had an initial one-time effect of reducing royalty revenue recorded in the fourth quarter of 2006. The effect of not recording fourth quarter royalty revenue in 2006 was a reduction of approximately $1.2 million, or 14%, of SiRF’s license royalty revenue. See Note 1 of the Notes to Consolidated Financial Statements in Item 8 for further discussion of the business circumstances that precipitated SiRF’s change in accounting estimate.

Net revenue from international sales was approximately 81%, 88% and 85% of SiRF’s net revenue in 2008, 2007 and 2006, respectively. Net revenue from international sales to the Asia-Pacific region accounted for approximately 63%, 81% and 79% of net revenue in 2008, 2007 and 2006, respectively. International sales to the Asia-Pacific region decreased as a percentage of net revenue in 2008 compared to 2007 due to weaker demand from several of SiRF’s customers in that region. Additionally, SiRF experienced an increase in sales from a customer outside of the Asia-Pacific region, which contributed to the decline in sales to the Asia-Pacific region as a percentage of net revenue. International sales increased as a percentage of total net revenue in 2007 compared to 2006, due primarily to higher international sales to the Asia-Pacific region associated with increases in unit shipments of chip sets and in the number of customers and, to a lesser extent, SiRF’s acquisition of Centrality, which had a large concentration of customers in the Asia-Pacific region. Although a large percentage of SiRF’s sales are made to customers in the Asia-Pacific region, SiRF believes that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia-Pacific region. All of SiRF’s sales are denominated in United States dollars.

In 2008, 2007 and 2006, SiRF’s 10 largest customers collectively accounted for 70%, 76% and 87% of its net revenue, respectively. In 2008, two of SiRF’s customers, Promate and Elcoteq, each represented 10% or more of SiRF’s net revenues. In 2007, two customers accounted for 32% and 13% of net revenue. In 2006, three customers accounted for 48%, 10% and 10% of net revenue. No other customer accounted for more than 10% of net accounts receivable.

SiRF’s revenue growth depends in large part on the consumer demand for GPS products. Due to the continuing uncertainties in the global economic environment, intensifying market competition, and the ITC Final Determination, which may affect consumer demand, SiRF’s revenue may be negatively impacted for the near future and beyond. In addition, SiRF’s revenue may be impacted by SiRF’s pending Merger with CSR, by the outcome of litigation or other factors outside of SiRF’s control. See Note 21, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8 of Part II of this report for further information.

Gross Profit

Gross profit consists of net revenue, less cost of product revenue, including non-cash expenses related to the estimated fair value of employee stock-based compensation expense, amortization of acquisition-related intangible assets and impairment of acquisition-related intangible assets. Cost of product revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of SiRF’s chip sets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, as well as write-downs for inventory losses, all of which are associated with product revenue. As SiRF does not have long-term, fixed supply agreements, its unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty revenue for the periods reported.

Cost of product revenue for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Cost of product revenue	$123,558	$154,452	$110,057
Percentage of net revenue	53%	47%	44%
Increase (decrease), period over period	$(30,894)	$44,395
Percentage increase (decrease), period over period	-20%	40%

Amortization of acquisition-related intangible assets, presented as a component of cost of revenue for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$11,964	$7,314	$1,880
Impairment on acquisition-related intangible assets	12,472	—	—

Total amortization and impairment on acquisition-related intangible assets	$24,436	$7,314	$1,880

Percentage of net revenue	11%	2%	1%
Increase, period over period	$17,122	$5,434
Percentage increase, period over period	234%	289%

Gross profit and gross margin for the periods reported were as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Gross profit	$84,458	$167,614	$135,743
Gross margin	36%	51%	55%
Increase (decrease), period over period	$(83,156)	$31,871
Percentage increase (decrease), period over period	-50%	23%

Product gross margin for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
Product gross margin (1)	34%	50%	53%

(1)

The product gross margin calculation includes amortization on acquisition-related intangible assets and impairment on acquisition-related intangible assets (if applicable). The product gross margin calculation excludes license royalty and service revenue.

The decrease in cost of product revenue in 2008 compared to 2007 correlates with the decrease in SiRF’s net revenue and unit shipments during the same period. This decrease was partially offset by increased write-downs and scrap of excess and obsolete inventory of $4.7 million. The increases in cost of product revenue and gross profit in 2007 compared to 2006 correlate with the increase in net revenue and unit shipments during the same period.

The increases in amortization of acquisition-related intangible assets in 2008 compared to 2007 were due to amortization expense associated with intangible assets acquired as part of SiRF’s acquisition of Centrality in August 2007. The increase in amortization of acquisition-related intangible assets in 2007 compared to 2006 was also due to SiRF’s acquisition of Centrality in August 2007.

Cost of product revenue includes stock-based compensation expense of $1.5 million, $1.5 million and $0.7 million in 2008, 2007 and 2006, respectively.

The decreases in gross profit and gross margin in 2008 compared to 2007 were driven by continued declines in average selling prices driven by competitive pressures and changes in SiRF’s product mix, as well as amortization on acquisition-related intangible assets and increased write-downs and scrap of excess and obsolete inventory of $4.7 million. In addition, gross margin in 2008 was impacted by impairment on acquisition-related intangible assets recorded in the second quarter of 2008. These declines were partially offset by an increase in SiRF’s license royalty revenue, which has no cost of revenue, representing a larger percentage of revenue compared to the prior year. Gross profit and gross margin decreased in 2007 compared to 2006 primarily due to declines in average selling prices driven by competitive pricing pressures and changes in SiRF’s product mix, as well as amortization of acquisition-related intangible assets. In addition, fair value adjustments related to inventory acquired as part of SiRF’s acquisition of Centrality in August 2007, which was subsequently sold to end customers in the third and fourth quarters of 2007 contributed to the decline in gross margin compared to the prior year. Gross margin in 2007 was also impacted by SiRF’s license royalty revenue, which has no cost of revenue, representing a smaller percentage of total net revenue compared to the prior year.

In the future, SiRF’s gross margin may be affected by increased competition and related decreases in average selling prices, changes in the mix of products sold, including the mix of semiconductor products and the markets or customers they are sold to, as well as the extent of license royalty revenue, the availability and cost of products from its suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. Furthermore, continuing uncertainties in the global economic environment and consequences of the ITC Final Determination may affect consumer demand for GPS products. As a result, SiRF may experience declines in demand or average selling prices of its existing products, and its inventories on hand may become impaired, resulting in write-offs either for excess quantities, lower of cost or market considerations or impairment on acquisition-related intangible assets. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations. See Note 21, Commitments and Contingencies, to the Consolidated Financial Statements in Item 8 of Part II of this report for further information.

Operating Expenses

SiRF’s results of operations include non-cash expenses related to the estimated fair value of employee stock-based compensation awards. The following table provides the amounts recorded within operating expenses for employee stock-based compensation expense during 2008, 2007 and 2006:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Stock-based compensation expense included within operating expense:
Research and development	$21,643	$20,862	$16,691
Sales and marketing	$6,240	$6,639	$4,008
General and administrative	$9,014	$8,689	$4,791

Research and Development

Research and development expense consists primarily of salaries, bonuses, benefits and stock-based compensation expense for engineering personnel, depreciation of engineering equipment, amortization of intellectual property assets, costs of outside engineering services from contractors and consultants and costs associated with prototype wafers and mask sets. Some of SiRF’s development costs are offset by income from engineering services arrangements with certain customers. Engineering services income was $0.3 million, $0.9 million and $0.6 million in 2008, 2007 and 2006, respectively. Research and development expense for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Research and development	$108,710	$96,701	$75,064
Percentage of net revenue	47%	29%	30%
Increase, period over period	$12,009	$21,637
Percentage increase, period over period	12%	29%

The increase in research and development expense in 2008 compared to 2007 was primarily due to SiRF’s acquisition of Centrality in August 2007, which led to increases in product development related costs of $5.5 million, compensation-related expenses of $6.4 million, software and equipment expense of $2.1 million and facility-related cost of $0.7 million. Research and development expense was also impacted by an increase in stock based compensation expense of $0.8 million. This increase was partially offset by decreases in professional consulting costs of $2.2 million due to cost cutting measures and decreases in acquisition-related contingent payments of $2.3 million.

The increase in research and development expense in 2007 compared to 2006 was primarily due to an increase in headcount, which resulted in increases in compensation-related expenses of $11.5 million and higher stock-based compensation expense of $4.2 million. The increase in SiRF’s headcount was primarily attributed to its acquisition of Centrality, as well as the overall growth of its business. The increase in research and development expense was also impacted by increases in facility-related costs, product development costs and consulting expenses as a result of an overall increase in its research and development activities.

As a result of SiRF’s restructuring activities as described elsewhere herein, SiRF expects its research and development expense to decrease in absolute dollar amount in the near future. In addition, due to the challenging macroeconomic environment and competitive pressure, research and development expenses as a percentage of revenue may also decrease.

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Sales and marketing	$25,414	$27,920	$19,547
Percentage of net revenue	11%	8%	8%
Increase (decrease), period over period	$(2,506)	$8,373
Percentage increase (decrease), period over period	-9%	43%

The decrease in sales and marketing expense in 2008 compared to 2007 was related to decreases in compensation-related expense of $1.1 million and stock-based compensation expense of $0.4 million, which resulted from lower average headcount during the period related to the reduction in force in July and December 2008. Additionally, in 2008, outside professional services and facilities-related costs decreased by $0.9 million due to SiRF’s cost-cutting efforts.

The increase in sales and marketing expense in 2007 compared to 2006 was primarily due to an increase in headcount that resulted in increased compensation-related expenses of approximately $3.8 million and higher stock-based compensation expense of $2.6 million. The increase in sales and marketing expense was also impacted by increases in sales and marketing activities, travel and entertainment expense and facility-related costs.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expense for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
General and administrative	$51,051	$36,708	$19,854
Percentage of net revenue	22%	11%	8%
Increase, period over period	$14,343	$16,854
Percentage increase, period over period	39%	85%

The increase in general and administrative expense in 2008 compared to 2007 was primarily due to incremental ongoing litigation activities and other legal expenses of $13.9 million.

The increase in general and administrative expense in 2007 compared to 2006 was primarily due to ongoing litigation activities and other legal expenses of $8.2 million, as well as an increase in headcount that resulted in higher stock-based compensation expense of $3.9 million and increased compensation-related expenses of approximately $1.6 million. This increase was also impacted by increases in accounting and professional services consulting services and facility-related costs. See Note 21 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this report for a discussion of material legal proceedings during 2008.

Due to the inherent uncertainties of litigation, it is difficult for SiRF to estimate how it will impact its general and administrative expense in the foreseeable future. In addition, SiRF has incurred and will continue to incur expenses in connection with the proposed Merger. SiRF will remain liable for these expenses even if it does not complete the Merger.

Amortization of Acquisition-Related Intangible Assets

Acquired identified intangible assets other than goodwill consist of acquired developed and core technology, patents, trade names and non-compete agreements. Acquired identified intangible assets are amortized using the straight-line method over their expected useful lives, which range from two to thirteen years.

Amortization of acquisition-related intangible assets for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$7,174	$5,514	$3,291
Percentage of net revenue	3%	2%	1%
Increase, period over period	$1,660	$2,223
Percentage increase, period over period	30%	68%

The increase in amortization expense in 2008 as compared to 2007 was due to increased amortization expense of $2.3 million associated with intangible assets acquired as part of SiRF’s acquisition of Centrality in August 2007, offset by certain acquisition related intangible assets becoming fully amortized. The increase in amortization expense in 2007 as compared to 2006 was due to amortization expense of $3.2 million also associated with SiRF’s acquisition of Centrality in August 2007. The increase in 2007 as compared to 2006 was partially offset by lower amortization expense of $1.0 million due to certain acquisition-related assets having been fully amortized. SiRF expects amortization of acquisition-related intangible assets to decrease in the future due to the acquisition-related intangible asset impairment taken in the second quarter of 2008.

Acquisition-Related Intangible Asset Impairment

In the second quarter of 2008, SiRF performed an impairment analysis over acquisition-related intangible assets due to the significant decline in its stock price and its deteriorating demand outlook due to increased competitive pressures within certain of its markets, as well as macroeconomic uncertainty which translated to a general decline in the demand for devices utilizing its technology. Based on this impairment analysis over acquisition-related intangible assets, SiRF wrote off $30.4 million of acquisition-related intangible assets related to customer relationships, which is included in operating expenses on the consolidated statement of operations. SiRF also wrote off $12.5 million of acquisition-related intangibles related to developed and core technology, which is included in cost of sales on the consolidated statement of operations. Due to the impairment write-downs recorded on acquisition-related intangible assets, SiRF expects the future amortization expense to decrease as compared to prior year. See Note 9, Goodwill and Identified Intangible Assets, to the Consolidated Financial Statements in Item 8 of Part II of this report for further information. SiRF did not have acquisition-related intangible asset impairment in 2007 or 2006.

Restructuring and Asset Impairment Charges

SiRF had restructuring and asset impairment charges of $3.3 million in 2008 related to severance, asset impairment and excess lease charges resulting from the various corporate restructuring plans approved on March 21, 2008, July 24, 2008 and December 8, 2008. See Note 12, Restructuring, to the Consolidated Financial Statements in Item 8 of Part II of this report for further information. SiRF did not have restructuring charges in 2007 or 2006.

Goodwill Impairment

Beginning in February 2008, SiRF experienced a significant decline in its stock price, resulting in its market capitalization falling below its net book value. In addition, during the second quarter of 2008, SiRF’s demand outlook rapidly deteriorated due to increased competitive pressure within certain of its markets, as well as macroeconomic uncertainty which translated to general softness in the demand for devices utilizing its technology. As a result, SiRF significantly reduced its forecasted revenue, gross margin and operating profit. These factors are considered indicators of impairment under SiRF’s critical accounting policy as outlined in Note 1, Organization and Summary of Significant Accounting Policies, in Item 8 on this report, and as a result, SiRF performed an interim goodwill analysis as of June 30, 2008. Based on the results of this goodwill analysis, SiRF wrote off the entire goodwill balance and recognized goodwill impairment charges of $215.7 million. See Note 9, Goodwill and Identified Intangible Assets, to the Consolidated Financial Statements in Item 8 of Part II of this report for further information. SiRF did not write-off any goodwill in 2007 or 2006.

Acquired In-Process Research and Development Expense

Acquired in-process research and development expense for the periods reported was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Acquired in-process research and development expense	$—	$13,900	$13,251
Percentage of net revenue	0%	4%	5%
Increase (decrease), period over period	$(13,900)	$649
Percentage increase (decrease), period over period	-100%	5%

In connection with the acquisition of Centrality in 2007, SiRF allocated approximately $13.9 million of the purchase price to IPR&D. In connection with the acquisition of TrueSpan in 2006, SiRF allocated approximately $13.3 million of the purchase price to IPR&D. The amount allocated to IPR&D was immediately expensed in the periods the acquisitions were completed, as the associated project had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, SiRF, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by SiRF and its competitors, product sales cycles, and the estimated life of the product derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. SiRF considered the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D.

As of the acquisition date, Centrality was in the process of developing its next generation of processor with enriched specifications. As there was significant risk associated with not completing the next generation processor and there was no alternative future use for the technology, the technology was considered to be IPR&D. At the date of the acquisition, the next generation processor was expected to be released in mid-2008. As of December 31, 2007, the next generation processor was successfully taped-out. Samples of the new product were made available in January 2008 for quality assurance testing. In 2008, the samples underwent laboratory testing for functionality and compliance with technological standards and SiRF continued testing its firmware and software integration. During this process some minor issues were uncovered which required a partial mask re-spin. Samples of the product resulting from the mask re-spin were made available in September 2008. Those samples also underwent laboratory testing for functionality and compliance with technological standards. The product is expected to complete full production qualification in the first quarter of 2009 and to begin shipping in volume thereafter. There has been no material variation associated with the next generation processor development.

As of the acquisition date, TrueSpan was in the process of performing technology verification for its DVB and RF chips. The design for the chips was believed to be near completion, but significant risks and uncertainties in the design still existed and diagnosis of verification errors required debugging. Both of these chips were expected to be released in late 2007 at the time of the acquisition. TrueSpan was also working on proprietary software for the functionality of the DVB chip in consumer products, with completion expected in late 2006 at the time of the acquisition. TrueSpan was expected to begin benefiting from both products in 2007. In 2008, the next generation processor was successfully taped-out and samples of the new product were under-going laboratory testing for functionality and compliance with technological standards. However, in July 2008, as part of SiRF’s restructuring activities, this project has been cancelled.

SiRF is not currently aware of any other material variations between projected results and actual results, nor any new risks or uncertainties associated with completing development within a reasonable period of time of its original estimates. If SiRF does not complete development on these projects or if it does not achieve market acceptance in a timely manner, its results of operations and financial condition could be adversely affected.

Other Income, net

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Interest income, net	3,031	$7,997	$6,865
Other income (expense), net	(862)	(605)	(232)
Gain on divestiture	914	—	—
Release of funds held in escrow in connection with an acquisition	6,000	—	—
Note receivable impairment	(11,800)	—	—

Other income (loss), net	$(2,717)	$7,392	$6,633

The decrease in interest income in 2008, as compared to 2007, was due to lower invested balances at lower interest rates. The increase in interest income in 2007, as compared to 2006, was primarily due to higher invested balances maintained during 2007 prior to SiRF’s acquisition of Centrality and higher returns earned on invested amounts.

Other expense, net in 2008, was primarily related to foreign currency losses of $0.6 million. Other expense, net was higher in 2007 compared to 2006 primarily due to a gain recorded during the fourth quarter of 2006 related to the settlement agreement and mutual release with u-Nav Microelectronics Corp., or u-Nav. Atheros subsequently acquired certain assets of u-Nav, which included this settlement agreement in the fourth quarter of 2007. This was partially offset by lower settlement expense recorded in 2007 compared to 2006 related to an employee arbitration award against SiRF. The amount recorded during the first quarter of 2007 reflects the final settlement related to the employee arbitration matter.

On November 24, 2008, SiRF entered into a share purchase agreement whereby it sold 85% of its holdings in Kisel to certain former Kisel employees for an aggregate of $1.0 million in cash and $2.2 million in promissory notes. As Kisel’s operations and cash flows cannot be clearly distinguished operationally or for financial reporting purposes, this sale did not meet the criteria for discontinued operations treatment and, as such, the historical results of Kisel remain included in the results from operations for all present periods. The net book value of Kisel as of the date of the sale was $2.3 million, including approximately $1.1 million of cash. In relation to the sale, SiRF recorded a net gain on divestiture of $0.9 million.

In the fourth quarter of 2008, SiRF received $6.0 million of the funds previously held in escrow to cover indemnification claims related to the acquisition of Centrality. SiRF recorded this amount under “Other Income” in the consolidated statement of operations because it does not relate to SiRF’s normal operations. See Note 5, Acquisitions and Divestiture, in Item 8 for further information.

In 2008, SiRF evaluated the recoverability of a note receivable for $13.5 million and determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. As a result, SiRF wrote down the note receivable to the equivalent fair value of the collateral and recorded an impairment charge of $11.8 million on the condensed consolidated statement of operations. On February 9, 2009, SiRF settled the note receivable and entered into a contingent loan assignment and assumption agreement with the borrower and a third party for the assignment by SiRF of the note receivable which had an outstanding balance of $13.5 million. Under the terms of the loan assignment and assumption agreement, in the event of a change of control of the borrower with the third party, on or before July 24, 2009, SiRF will receive $9.0 million, plus interest from January 31, 2009. On February 24, 2009, SiRF received $9.0 million, plus interest from January 31, 2009 as payment in full under the contingent loan assignment and assumption agreement. See Note 4, Fair Value, and Note 22, Other Income (Expense), to the Condensed Consolidated Financial Statements in Item 8 in this report for further information. See also Note 23, Subsequent Events, to the Consolidated Financial Statements in Item 8 in this report for subsequent settlement of the note receivable.

Provision for (benefit from) Income Taxes

Provision for income taxes was approximately $38.9 million in 2008, as compared to a provision for income taxes of approximately $4.7 million and $9.0 million in 2007 and 2006, respectively. The provision for income taxes in 2008 was greater than the statutory tax rate due primarily to the provision for valuation allowance, non-deductible goodwill impairment expense, and unbenefitted foreign losses.

Provision for income taxes was approximately $4.7 million in 2007, as compared to a provision for income taxes of approximately $9.0 million in 2006. The provision for income taxes in 2007 was greater than the statutory tax rate due primarily to non-deductible acquired in-process research and development expense incurred as part of the Centrality acquisition, certain non-deductible stock-based compensation expenses and a revision to 2005 and 2006 estimated research and development tax credits, partially offset by benefits from current period research and development tax credits and the tax benefits associated with disqualified dispositions of incentive stock options and Purchase Plan shares.

Emergency Economic Stabilization Act of 2008

The “Emergency Economic Stabilization Act of 2008,” or the Act, which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008,” was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. As a result of the U.S. valuation allowance, there is no impact to SiRF’s 2008 effective tax rate.

California Assembly Bill 1452

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period for losses attributable to 2008 and forward; phases in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income for 2008 and 2009. There is no tax impact to SiRF’s 2008 effective tax rate as the result of this law change.

Liquidity and Capital Resources

Financial Condition

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Net cash provided by (used in) operating activities	$(11,719)	$35,046	$49,464
Net cash used in investing activities	(10,458)	(87,193)	(31,735)
Net cash provided by financing activities	7,054	19,293	32,206

Net increase (decrease) in cash and cash equivalents	$(15,123)	$(32,854)	$49,935

As of December 27, 2008, SiRF had $115.8 million in cash, cash equivalents, and marketable securities and $117.2 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $139.4 million and $166.8 million in working capital as of December 31, 2007. SiRF uses independent semiconductor manufacturers to fabricate its semiconductors. By outsourcing its manufacturing, SiRF is able to focus more of its resources on product design and eliminate the high cost of owning and operating its own manufacturing facility. To date, SiRF has not experienced liquidity issues. However, given the uncertainties in the global economic environment, SiRF could experience liquidity issues if its customers have to reduce their orders or if SiRF is unable to collect on its accounts receivable.

On January 15, 2009, the ITC issued its Final Determination in connection with the Broadcom patent infringement investigation. Certain software pertaining to SiRFstarIII hardware products and three of SiRF’s premium software, SiRFLoc, SiRFNav and SiRFInstantFix, are subject to the ITC Final Determination. The ITC determined to limit the scope of the Limited Exclusion Order to products that are manufactured abroad or imported by, or on behalf of, E-TEN Information Systems Co., Ltd., Mio Technology Ltd, USA, MiTAC International Corp. and Tharos Science & Applications, Inc., or the Named Respondents, and that are covered by the asserted patent claims. The Limited Exclusion Order prohibits the unlicensed entry of the infringing products into the United States by or on behalf of SiRF or the Named Respondents. The Cease and Desist Order prohibits SiRF Technology and the domestic Named Respondents from importing or selling in the United States SiRF Technology’s products that may be found to infringe any asserted patent. To comply with the ITC Final Determination, SiRF has released new software versions of SiRFLoc, SiRFNav, SiRFInstantFix and software pertaining to SiRFstarIII hardware products. However, SiRF has not obtained approval to date from U.S. Customs for the importation into the United States of products containing these new software versions. As these are new versions of the software, the product names will not change. In addition, the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products were found to be infringing by the ITC. As such, SiRF is prohibited from conducting certain activities in the United States with respect to these products, including selling, marketing or testing the products in the United States. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. If SiRF is unable to obtain such approval or if the new software versions of SiRFLoc, SiRFNav, SiRFInstantFix and software pertaining to SiRFstarIII hardware products are found to be infringing, SiRF’s business could be materially and adversely affected. In 2008, the Named Respondents collectively represent approximately 7% of SiRF’s net revenue.

Operating Activities. Net cash used in operating activities was $11.7 million in 2008 and net cash provided by operating activities was $35.0 million and $49.5 million in 2007 and 2006, respectively. Net cash used in operating activities in 2008 resulted primarily from a net loss of $399.0 million, adjusted for non-cash reconciling items of approximately $367.4 million related to goodwill impairment charges of $215.7 million, impairment and amortization of intangible assets of $64.5 million, note receivable impairment of $11.8 million, changes in net deferred tax assets of $38.1 million and stock-based compensation expense of $38.4 million. Net cash used in operating activities was also impacted by net changes in assets and liabilities of $19.8 million driven by lower accounts receivable and inventory balances of $31.4 million, offset by lower accounts payable and accrued compensation of $11.6 million. The note receivable was subsequently assigned and settled by the assignee of the note receivable by payment to SiRF in the amount of $9.0 million on February 23, 2009. See Note 23, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8 under Part II of this report for further information.

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

Investing Activities. Net cash used in investing activities was $10.5 million, $87.2 million and $31.7 million in 2008, 2007 and 2006, respectively. Net cash used in investing activities in 2008 primarily resulted from net sales of available-for-sale investments providing cash of $9.0 million, offset by a loan in exchange for a note receivable of $13.5 million, and to a lesser extent capital expenditures, net of disposals of $7.1 million and purchases of intellectual property of $4.8 million. Net cash used in investing activities was partially offset by $6.0 million in released escrow funds from the Centrality acquisition. The note receivable was subsequently assigned and settled by the assignee of the note receivable by payment to SiRF in the amount of $9.0 million on February 23, 2009. See Note 23, Subsequent Events, in the Notes to Consolidated Financial Statements in Item 8 under Part II of this report for further information.

Net cash used in investing activities in 2007 primarily resulted from payment of $101.7 million, net of cash acquired, in connection with the acquisition of Centrality in the third quarter of 2007. In addition, during the second quarter of 2007, SiRF paid approximately $1.8 million in contingent cash payments associated with its acquisition of Kisel, which resulted in an increase in goodwill related to this acquisition. Capital expenditures, net of disposals of $8.3 million and purchases of intellectual property assets of $0.7 million further impacted SiRF’s net cash used in investing activities during 2007. Net sales of available-for-sale investments provided cash of $25.3 million during 2007.

Financing Activities. Net cash provided by financing activities was approximately $7.1 million, $19.3 million and $32.2 million in 2008, 2007 and 2006, respectively. Net cash provided by financing activities in 2008 was primarily due to proceeds from the $6.6 million issuance of common stock.

Net cash provided by financing activities in 2007 resulted primarily from proceeds from stock option exercises and purchases of shares in connection with SiRF’s Purchase Plan of approximately $15.3 million and $7.7 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R. During the fourth quarter of 2007, SiRF paid $3.5 million of outstanding borrowings related to a loan and security agreement that was assumed in connection with SiRF’s acquisition of Centrality in August 2007, which offset the items discussed above.

SiRF maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (3.25% as of December 27, 2008) plus 1.25%. The line of credit is set to expire in the first quarter of fiscal 2009. There were no borrowings under the line of credit as of December 27, 2008 or December 31, 2007. There were no letters of credit collateralized by the line of credit as of December 27, 2008 or December 31, 2007. SiRF currently has no plans to obtain additional debt financing and does not foresee its bank line of credit having a significant impact on its ability to obtain equity financing.

SiRF had no capital lease agreements as of December 27, 2008. As of December 31, 2007, it had $0.1 million in outstanding borrowings from capital leases. Capital expenditures, net of disposals were $7.1 million, $8.3 million and $4.5 million in 2008, 2007 and 2006, respectively. These expenditures consisted primarily of computer and test equipment, software purchases and leasehold improvements. SiRF believes that additional research and development infrastructure resources are required to expand its core technologies and product offerings. SiRF has no material commitments for capital expenditures.

SiRF believes that its existing cash, investments, amounts available under its bank line of credit, and cash generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months. If SiRF requires additional capital resources to grow its business internally or to acquire complementary technologies and businesses at any time in the future, it may seek to sell additional equity or debt securities or obtain other debt financing. The sale of additional equity or convertible debt securities could result in more dilution to its stockholders.

Contractual Obligations and Commitments

As of December 27, 2008, SiRF’s principal contractual obligations and commitments consisted of amounts payable under operating leases, non-cancelable purchase obligations and obligations associated with its gross unrecognized tax benefits.

The following summarizes SiRF’s contractual obligations and commitments at December 27, 2008:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	$10,698	5,871	4,802	25	—
Non-cancelable purchase obligations	1,521	1,521	—	—	—

Total	$12,219	$7,392	$4,802	$25	$—

As of December 27, 2008, SiRF’s total amount of unrecognized tax benefits was $13.2 million and is considered a long-term obligation. SiRF has recognized a net amount of $3.0 million in “long-term income taxes payable” for unrecognized tax benefits in its consolidated balance sheets. As SiRF is unable to make reasonably reliable estimates of the period of cash settlement associated with these obligations with the respective taxing authority, the above table does not reflect the total amount of unrecognized tax benefits of $13.2 million.

Off-Balance-Sheet Arrangements

As of December 27, 2008, SiRF did not have any significant off-balance-sheet arrangements, as defined in SEC regulations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

SiRF’s exposure to market risks for changes in interest rates relates primarily to its investment portfolio. SiRF considers highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of December 27, 2008 SiRF’s cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government sponsored enterprises and money market accounts. SiRF has analyzed its interest rate exposure to assess the impact of hypothetical changes in interest rates. SiRF does not believe a hypothetical 10% decrease or increase in interest rates from the December 27, 2008 period end rates would have a material effect on the fair market value of its portfolio, its results of operations or cash flows.

Foreign Currency Exchange Risk

SiRF’s exposure to adverse movements in foreign currency exchange rates is primarily related to its subsidiaries’ operating expenses, primarily in Belgium, China, Germany, India, Japan, Korea, Singapore, Taiwan and United Kingdom, denominated in the respective local currency. SiRF does not believe a hypothetical 10% decrease or increase in foreign currency exchange rates would have a material impact on its consolidated financial statements or results of operations. All of its sales are transacted in United States dollars.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	70
Report of Independent Registered Public Accounting Firm	71
Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 27, 2008 and December 31, 2007	73
Consolidated Statements of Operations for the Years Ended December 27, 2008, December 31, 2007 and December 31, 2006	74
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity for the Years Ended December 27, 2008, December 31, 2007 and December 31, 2006	75
Consolidated Statements of Cash Flows for the Years Ended December 27, 2008, December 31, 2007 and December 31, 2006	78
Notes to Consolidated Financial Statements	80

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

SiRF’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of SiRF’s management, including its principal executive officer and principal financial officer, it conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on SiRF’s evaluation under the framework set forth in Internal Control—Integrated Framework, its management concluded that SiRF’s internal control over financial reporting was effective as of December 27, 2008. Ernst & Young LLP, an independent registered public accounting firm audited the financial statements contained in this annual report in Form 10-K and has issued an attestation report on SiRF’s internal control over financial reporting.

/S/ DIOSDADO P. BANATAO
Diosdado P. Banatao Executive Chairman and Interim Chief Executive Officer

/S/ DENNIS BENCALA
Dennis Bencala Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SiRF Technology Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 27, 2008 and December 31, 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows for the periods ended December 27, 2008, December 31, 2007 and December 31, 2006. Our audits also included the financial statements schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SiRF Technology Holdings, Inc. at December 27, 2008 and December 31, 2007, and the consolidated results of its operations and its cash flows for the periods ended December 27, 2008, December 31, 2007 and December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic financial statements as taken as a whole, presents fairly in all material respects the information set forth therein.

SiRF Technology Holdings, Inc. changed its method of accounting for sabbatical leave and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SiRF Technology Holdings, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

SiRF Technology Holdings, Inc.

We have audited SiRF Technology Holdings, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SiRF Technology Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SiRF Technology Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SiRF Technology Holdings, Inc. as of December 27, 2008 and December 31, 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity and cash flows for the three years ended December 27, 2008, December 31, 2007 and December 31, 2006 of SiRF Technology Holdings, Inc. and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 27, 2009

SiRF Technology Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 27, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$85,840	$100,963
Marketable securities	29,950	38,446
Accounts receivable, net of allowance for doubtful accounts of $252 and $183 as of December 27, 2008 and December 31, 2007, respectively	16,329	37,060
Inventories	16,372	27,962
Current deferred tax assets	22	6,946
Prepaid expenses and other current assets	4,153	5,380

Total current assets	152,666	216,757
Property and equipment, net	13,637	13,147
Goodwill	—	215,752
Identified intangible assets, net	21,602	82,705
Long-term deferred tax assets	2,837	34,032
Other long-term assets	688	1,348
Notes receivable	3,919	—

Total assets	$195,349	$563,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,038	$22,069
Accrued payroll and related benefits	8,535	12,590
Other accrued liabilities	7,743	6,145
Deferred margin on shipments to distributors	1,714	3,028
Deferred revenue	1,368	373
Advance contract billings	23	191
Rebates payable to customers	1,026	5,452
Capital lease obligations	—	129

Total current liabilities	35,447	49,977
Long-term deferred tax liabilities	165	169
Long-term income taxes payable	3,022	2,762
Long-term obligations	1,695	1,421

Total liabilities	40,329	54,329
Commitments and contingencies (Note 21)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 authorized in 2008 and 2007, respectively, 62,669,395 and 60,550,997 issued and outstanding at December 27, 2008 and December 31, 2007	6	6
Additional paid-in capital	593,350	548,895
Accumulated other comprehensive income (loss)	21	(105)
Accumulated deficit (1)	(438,357)	(39,384)

Total stockholders’ equity	155,020	509,412

Total liabilities and stockholders’ equity	$195,349	$563,741

(1)

On January 1, 2007, SiRF adopted Emerging Issues Task Force, or EITF, No. 06-02, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 and Financial Accounting Standards Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The impact of changes in accrued payroll and related benefits, long term deferred and other tax liabilities, and long-term obligations resulting from adoption of these new accounting pronouncements were recorded as cumulative effect adjustments to the opening balance of accumulated deficit in the December 31, 2007 consolidated balance sheet.

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
Revenue:
Product revenue	$222,922	$323,128	$239,243
License royalty and service revenue	9,530	6,252	8,437

Net revenue	232,452	329,380	247,680
Cost of revenue:
Cost of product revenue (includes stock-based compensation expense of $1,468, $1,469 and $743 for the years ended December 27, 2008, December 31, 2007 and December 31, 2006, respectively)	123,558	154,452	110,057
Amortization of acquisition-related intangible assets	11,964	7,314	1,880
Acquisition-related intangible asset impairment	12,472	—	—

Gross profit	84,458	167,614	135,743
Operating expenses:
Research and development (includes stock-based compensation expense of $21,643, $20,862 and $16,691 for the year ended December 27, 2008, December 31, 2007 and December 31, 2006, respectively)	108,710	96,701	75,064
Sales and marketing (includes stock-based compensation expense of $6,240, $6,639 and $4,008 for the year ended December 27, 2008, December 31, 2007 and December 31, 2006, respectively)	25,414	27,920	19,547
General and administrative (includes stock-based compensation expense of $9,014, $8,689 and $4,791 for the year ended December 27, 2008, December 31, 2007 and December 31, 2006, respectively)	51,051	36,708	19,854
Amortization of acquisition-related intangible assets	7,174	5,514	3,291
Acquisition-related intangible asset impairment	30,407	—	—
Restructuring and asset impairment charges	3,324	—	—
Goodwill impairment	215,717	—	—
Acquired in-process research and development	—	13,900	13,251

Total operating expenses	441,797	180,743	131,007
Operating income (loss)	(357,339)	(13,129)	4,736
Interest income	3,031	7,997	6,865
Other expense, net	(862)	(605)	(232)
Gain on divestiture	914	—	—
Release of escrow funds	6,000	—	—
Note receivable impairment	(11,800)	—	—

Other income (loss), net	(2,717)	7,392	6,633
Net income (loss) before provision for income taxes	(360,056)	(5,737)	11,369
Provision for income taxes	38,917	4,660	8,969

Net income (loss)	$(398,973)	$(10,397)	$2,400

Net income (loss) per share:
Basic	$(6.47)	$(0.19)	$0.05
Diluted	$(6.47)	$(0.19)	$0.04
Weighted average number of shares used in per share calculations:
Basic	61,673	55,477	51,115
Diluted	61,673	55,477	55,997

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, January 1, 2006	—	$—	50,024,043	$5	$305,544	$(11,697)	$(406)	$(30,610)	$262,836
Cashless/Cash exercise of preferred stock warrants	—	—	24,763	—	100	—	—	—	100
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	2,195,685	—	14,326	—	—	—	14,326
Amortization of common stock options and awards issued to non-employees in exchange for services rendered	—	—	—	—	679	—	—	—	679
Reversal of deferred stock compensation in connection with adoption of SFAS No. 123R	—	—	—	—	(11,697)	11,697	—	—	—
Stock compensation related to business acquisitions, net of shares surrendered to satisfy minimum statutory withholding and other	—	—	39,402	—	8,844	—	—	—	8,844
Employee stock based compensation, net of shares surrendered to satisfy minimum statutory withholding and other	—	—	—	—	17,277	—	—	—	17,277
Excess tax benefits from employee equity incentive plans	—	—	—	—	20,617	—	—	—	20,617
Components of comprehensive income:
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	264	—	264
Net income	—	—	—	—	—	—	—	2,400	2,400

Total comprehensive income	—	—	—	—	—	—	—	—	2,664

BALANCES, December 31, 2006	—	$—	52,283,893	$5	$355,690	$—	$(142)	$(28,210)	$327,343

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2006 (brought forward)	—	$—	52,283,893	$5	$355,690	$—	$(142)	$(28,210)	$327,343
Cashless/Cash exercise of preferred stock warrants	—	—	4,408	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	2,118,103	—	15,290	—	—	—	15,290
Amortization of common stock options and awards issued to non-employees in exchange for services rendered	—	—	1,666	—	206	—	—	—	206
Stock compensation related to business acquisitions, net of shares surrendered to satisfy minimum statutory withholding and other	—	—	109,592	—	8,612	—	—	—	8,612
Employee stock based compensation, net of shares surrendered to satisfy minimum statutory withholding and other	—	—	41,156	—	27,882	—	—	—	27,882
Issuance of common stock and assumption of stock options in connection with acquisition	—	—	5,992,159	1	132,769	—	—	—	132,770
Excess tax benefits from employee equity incentive plans	—	—	—	—	8,446	—	—	—	8,446
Components of comprehensive loss:
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	37	—	37
Net loss	—	—	—	—	—	—	—	(10,397)	(10,397)

Total comprehensive loss	—	—	—	—	—	—	—	—	(10,360)
Adjustment to accumulated deficit upon adoption of FIN No. 48	—	—	—	—	—	—	—	(116)	(116)
Adjustment to accumulated deficit upon adoption of EITF No. 06-2, net of tax	—	—	—	—	—	—	—	(661)	(661)

BALANCES, December 31, 2007	—	$—	60,550,977	$6	$548,895	$—	$(105)	$(39,384)	$509,412

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES, December 31, 2007 (brought forward)	—	—	60,550,977	$6	$548,895	—	$(105)	$(39,384)	$509,412
Cashless/Cash exercise of preferred stock warrants	—	—		—	—	—	—	—	—
Issuance of common stock in connection with the exercise of employee stock options and employee stock purchase plan	—	—	1,785,088	—	6,604	—	—	—	6,604
Amortization of common stock options and awards issued to non-employees in exchange for services rendered	—	—	667	—	31	—	—	—	31
Stock compensation related to business acquisitions, net of shares surrendered to satisfy minimum statutory withholding and other	—	—	102,014	—	10,020	—	—	—	10,020
Employee stock based compensation, net of shares surrendered to satisfy minimum statutory withholding and other	—	—	230,649	—	27,799	—	—	—	27,799
Components of comprehensive loss:
Change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	5	—	5
Change in cumulative translation adjustment							122		122
Net loss	—	—	—	—	—	—	—	(398,973)	(398,973)

Total comprehensive loss	—	—	—	—	—	—	—	—	(398,846)

BALANCES, December 27, 2008	—	—	62,669,395	$6	$593,349	—	$22	$(438,357)	$155,020

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
Operating activities:
Net income (loss)	$(398,973)	$(10,397)	$2,400
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	38,396	37,864	26,913
Depreciation and amortization of property and equipment	5,376	5,016	5,309
Loss on disposal of property and equipment	98	27	52
Noncash restructuring activities	1,625	—	—
Goodwill impairment	215,717	—	—
Note receivable impairment	11,800	—	—
Amortization of identified intangible assets	21,573	13,352	5,788
Impairment of identified intangible assets	42,879	371	319
Acquired in-process research and development expense	—	13,900	13,251
Accretion of investment discount	(534)	(931)	(216)
Deferred tax assets, net	38,115	(9,595)	(11,981)
Excess tax benefit from employee equity incentive plans	—	8,446	20,617
Gross excess tax benefit from stock-based compensation	(576)	(7,692)	(17,881)
Change in goodwill related to tax benefits on exercises of assumed stock options	—	3,127	—
Deferred rent	(116)	—	—
Gain on divestiture	(914)	—	—
Release of escrow funds	(6,000)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,721	(16,364)	(6,457)
Inventories	11,715	(7,559)	(2,824)
Prepaid expenses and other current assets	1,002	2,237	(1,083)
Other long-term assets	789	(328)	605
Accounts payable	(6,986)	658	6,093
Accrued payroll and related benefits	(4,569)	(368)	4,961
Other accrued liabilities	1,689	505	611
Deferred margin on shipments to distributors	(1,314)	1,772	60
Deferred revenue	1,407	(201)	549
Advance contract billings	(168)	(287)	8
Rebates payable to customers	(4,426)	80	2,370
Other long-term liabilities	955	1,413	—

Net cash provided by (used in) operating activities	(11,719)	35,046	49,464

Investing activities:
Purchases of available-for-sale investments	(68,283)	(86,843)	(52,734)
Maturities and sales of available-for-sale investments	77,317	112,190	45,400
Cash paid for business acquisitions, net cash acquired and purchase accounting adjustments	—	(103,478)	(18,971)
Purchases of property and equipment, net of disposals	(7,098)	(8,324)	(4,463)
Purchases of intellectual property assets	(4,781)	(738)	(967)
Issuance of note receivable	(13,500)	—	—
Net cash outflow from divestiture	(113)
Release of escrow funds	6,000	—	—

Net cash used in investing activities	(10,458)	(87,193)	(31,735)

Financing activities:
Proceeds from issuance of common stock	6,607	15,290	14,426
Principal payments under capital lease obligations	(129)	(189)	(101)
Payments of short-term borrowings	—	(3,500)	—
Gross excess tax benefit from stock-based compensation	576	7,692	17,881

Net cash provided by financing activities	7,054	19,293	32,206

Net decrease in cash and cash equivalents	(15,123)	(32,854)	49,935
Cash and cash equivalents at beginning of year	100,963	133,817	83,882

Cash and cash equivalents at end of year	$85,840	$100,963	$133,817

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$69	$10

Cash paid for income taxes	$1,616	$344	$595

Non-cash transactions:
Issuance of common stock and assumption of stock options in connection with acquisition	$—	$132,770	$—

See accompanying Notes to Consolidated Financial Statements.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc., or SiRF or the Company, is a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high volume mobile consumer and commercial systems, personal digital assistants, portable navigation devices and GPS based peripheral devices, and into commercial systems such as fleet management and road tolling systems.

Basis of Presentation

The consolidated financial statements include SiRF and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year End

Effective July 1, 2008, SiRF changed its fiscal year end so the fiscal year is the 52- or 53- week period ending on the Saturday closest to December 31; provided however, that SiRF’s fiscal year 2008, and fourth quarter, will end on December 27, 2008. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. In this report, SiRF compares the year ended December 27, 2008 to the year ended December 31, 2007. The difference in the periods due to the change in the fiscal year end is three business days, which did not have a significant impact on the comparability of SiRF’s financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write downs, valuation of stock-based compensation, valuation of goodwill and long-lived assets, provision for doubtful accounts, provision for product warranty claims and valuation of deferred tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments which potentially subject SiRF to concentrations of credit risk consist primarily of cash, cash equivalents, short and long-term investments and accounts receivable. The fair values of SiRF’s investments are based on quoted market prices or pricing models using current market data when available. Risks associated with these instruments are mitigated by banking with, and purchasing commercial paper from, creditworthy institutions. SiRF’s receivables are concentrated in a relatively few number of customers and as a result, SiRF maintains individually significant receivable balances with these customers. If the financial condition or operations of these customers deteriorate substantially, SiRF’s operating results could be adversely affected. SiRF performs periodic evaluations of its customers’ financial condition, but generally does not require collateral for sales on credit. SiRF maintains reserves for estimated potential credit losses. SiRF’s historical credit losses have been within management’s expectations and the carrying value of SiRF’s accounts receivable approximates fair value.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

SiRF considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of December 27, 2008, cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government treasury and money market accounts. SiRF’s investments are considered to be available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

Restricted Cash

SiRF did not have any restricted cash at December 27, 2008. At December 31, 2007, SiRF had approximately $1.0 million in a certificate of deposit account, collateralized in support of a standby letter of credit issued to a supplier. The standby letter of credit expired in January 2008. The restricted cash amounts have been classified within “cash and cash equivalents” in the consolidated balance sheet as of December 31, 2007.

Inventories

Inventory costs are determined using standard costs that approximate actual costs under the first-in, first-out method. SiRF’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. SiRF writes-down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. SiRF performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve estimates, such as customer product demand projections based on its historical experience, timing of new product introductions, timing of customer transitions to new products and sell-through of products at different average selling prices. Due to the current economic conditions and the potential customer uncertainty as a result of the ITC Final Determination (see Note 21, Commitments and Contingencies), it is increasingly difficult to forecast demand and, if future demand or market conditions for SiRF’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, SiRF may have higher gross margins when products incorporating inventory that was previously written down are sold.

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

Assessment of Long-Lived Assets, Identified Intangible Assets and Goodwill

Identified intangible assets consist of acquired developed and core technology, patents, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, trade names, non-compete agreements, and intellectual property assets are amortized over their approximated weighted average estimated useful life of 4, 13, 4, 2 and 3 years, respectively.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SiRF assesses the potential impairment of identified intangible assets, long-lived assets and goodwill on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors SiRF considers important which could trigger an impairment review include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of SiRF’s use of the acquired assets;

•	significant negative industry or economic trends; and

•	significant decline in SiRF’s market capitalization.

When it is determined that the carrying value of identified intangible assets or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, SiRF tests for recoverability based on an estimate of future undiscounted cash flows as compared to the asset’s carrying value. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

Beginning in February 2008, SiRF continued to experience a significant decline in its stock price, resulting in its market capitalization falling below its net book value. In addition, during the second quarter of 2008, SiRF’s product demand outlook rapidly deteriorated due to increased competitive pressure within certain of its markets, as well as macroeconomic uncertainty which translated to a general decline in the demand for devices utilizing its technology. In addition, litigation has continued to be a significant expense in 2008, at $20.4 million (see Note 21, Commitments and Contingencies). As a result, during the second quarter ended June 30, 2008, SiRF significantly reduced its forecasted revenue, gross margin and operating profit.

Furthermore, during the second quarter ended June 30, 2008, SiRF performed an impairment analysis over identified intangible assets in accordance with its accounting policy and, as a result of that analysis, recognized an impairment loss on acquisition-related intangible assets of $42.9 million in the consolidated statement of operations under operating expenses, “Acquisition-related intangible asset impairment.” During the fourth quarter ended December 27, 2008, SiRF further impaired $1.4 million of intangible assets related to certain restructuring activities (see Note 9, Goodwill and Identified Intangible Assets, and Note 12, Restructuring, for further information). As of December 27, 2008, SiRF updated its impairment analysis over identified intangible assets in accordance with its accounting policy and, as a result of that analysis, no additional impairment was recognized.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of the reporting unit is estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. If the carrying amount of the reporting unit exceeds its fair value under this first step, goodwill is considered impaired and a second step is performed to determine the implied fair value of the goodwill and to measure the amount of goodwill impairment loss, if any. SiRF performs its impairment review at the entity level, as it has only one operating segment, which is its sole reporting unit. During the second quarter ended June 30, 2008, SiRF performed an interim goodwill impairment analysis in accordance with its accounting policy and determined that the entire goodwill balance was impaired. SiRF recorded goodwill impairment charges of $215.7 million in the consolidated statement of operations under operating expenses, “Goodwill impairment.” See Note 9, Goodwill and Identified Intangible Assets, for further information.

In determining fair value, SiRF considers various factors including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which SiRF’s assets will be utilized and other variables. SiRF’s growth estimates were

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on historical data and internal estimates developed as part of its long-term planning process. SiRF bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual results differ significantly from current estimates, the amount of impairment charges recorded in 2008 could be different or future impairment charges may result on identified intangible assets and other long-lived assets.

Revenue Recognition

SiRF derives revenue primarily from sales of semiconductor chip sets, and to a lesser extent, from licenses of its intellectual property and premium software products.

Revenue from sales of semiconductor chip sets is recognized when persuasive evidence of a sales arrangement exists, transfer of title and acceptance, where applicable, occurs, the sales price is fixed or determinable and collection is probable. SiRF also evaluated its historical experience and other known factors to determine the appropriate reserve for product returns. Customer purchase orders are generally used to determine the existence of an arrangement. Transfer of title and risk of ownership occur based on defined terms in customer purchase orders, and generally pass to the customer upon shipment, at which point goods are delivered to a carrier. There are no formal customer acceptance terms or further obligations, outside of SiRF’s standard product warranty, related to the sale of chip sets. Further, SiRF has had no incidents of formal customer acceptance terms or further obligations to date. SiRF assesses whether the sales price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Collectibility is assessed based primarily on the creditworthiness of the customer as determined through ongoing credit evaluations of the customer’s financial condition, as well as consideration of the customer’s payment history.

SiRF defers the recognition of revenue and the related cost of revenue on shipments to distributors that have rights of return and price protection privileges on unsold products until the products are sold by the distributor to its customers. Price protection rights grant distributors the right to a credit in the event of declines in the price of SiRF’s products. Also, several of SiRF’s distributors purchase products at a standard gross price and receive price reductions for sales to certain end customers. In these circumstances, SiRF’s accounts receivable and deferred revenue balances represent the gross invoice price of shipments to those distributors. Upon product sell-through, these distributors may receive a credit to adjust the gross price to the applicable net price for those sales. This method has no impact to SiRF’s consolidated statement of operations because the sell-through model is used.

SiRF enters into co-branding rebate agreements with and provides incentive rebates to certain direct customers and indirect customers (for products sold through distributors). SiRF records reductions to revenue for commitments related to such incentive programs in accordance with Emerging Issues Task Force, or EITF, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Co-branding agreements allow certain direct customers to receive a per-unit rebate for products purchased, provided the customer participates in SiRF’s co-branding program. The co-branding program typically consists of placing SiRF’s logo on the customer’s website or otherwise including it in marketing collateral or documentation. Incentive rebates are offered from time to time at SiRF’s discretion to both direct and indirect customers and are also provided in the form of a per-unit rebate for products purchased. Accruals for the actual costs of these incentive programs are recorded at the time the related revenue is recognized and are recorded based on the contractual or agreed upon per-unit rebate of product purchased by direct customers or sold through by distributors. Commitments related to incentive programs to both direct and indirect customers are presented in the consolidated balance sheets as rebates payable to customers.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SiRF licenses rights to use its intellectual property to permit licensees to utilize SiRF’s technology. SiRF also licenses rights to use its premium software products to licensees to enable SiRF chip sets to provide enhanced functionality in specific applications. SiRF recognizes revenue from standalone license rights to use the intellectual property in accordance with the Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB No. 104, Revenue Recognition. Revenue from standalone rights to use SiRF’s premium software products is recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Subsequent to the sale of SiRF’s premium software products, it has no obligation to provide any level of post-contract customer support, including modification, customization, upgrades or enhancements. The cost of revenue associated with licenses is insignificant.

Certain sales of SiRF’s chip sets to direct customers are bundled with its premium software products. In such arrangements, both the premium software and chip sets are delivered simultaneously and post-contract customer support is not provided. SiRF applies the guidance in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, and recognizes revenue from such bundled arrangements generally upon delivery of the chip sets, assuming all other basic revenue recognition criteria are met, as both the chip sets and software are considered delivered elements and no undelivered elements exist.

SiRF earns royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. SiRF’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. Prior to the fourth quarter of 2006, SiRF estimated and recorded royalty revenue earned for sales by certain licensees, or the Estimated Licensees, in the quarter in which such sales occurred, but only when reasonable estimates of such amounts could be made. For other licensees, where SiRF could not reliably estimate the royalties earned in the quarter shipments underlying royalties were made, royalty revenue was recognized in arrears, based on actual shipments subsequently reported by licensees. Starting in the fourth quarter of 2006, SiRF determined that due to business circumstances it could no longer reliably estimate royalty revenue from the Estimated Licensees. Specifically, royalties estimated for SiRF’s largest licensee for the third quarter of 2006 were significantly lower than the actual amount of royalties earned for the quarter based on actual customer shipments. Historically, estimates of royalty revenue earned for sales by the Estimated Licensees generally approximated actuals, and immaterial adjustments were recorded by SiRF in the subsequent quarter. Based on these circumstances, in the fourth quarter of 2006, SiRF concluded that the licensee was unable to provide reasonably accurate forecasted unit data and that the licensee was not able to provide actual unit data in accordance with a timeline that would support SiRF’s accurate financial reporting of royalty revenue in the period of shipment. As a result of these changes in SiRF’s external business circumstances, SiRF determined that the fixed or determinable basic revenue recognition criteria for recognizing royalty revenue could not be met until such time the royalties were reported by the licensee. As such, beginning in the fourth quarter of 2006, SiRF began recognizing all royalty revenue based solely on royalties reported by licensees during such quarter. This change in the timing of recognizing royalty revenue was accounted for as a change in accounting estimate and was made prospectively. The change was not considered to have an impact on future periods and had an initial one-time effect of reducing royalty revenue recorded in the fourth quarter of 2006 by $1.2 million, or 14%, of total license royalty revenue.

Shipping and Handling

Costs related to shipping and handling are included in cost of sales for all periods presented.

Advertising

Advertising costs are charged to sales and marketing expense as incurred and were not significant in all periods presented.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

SiRF accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, SiRF determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, resulting in a deferred tax liability or deferred tax asset.

In preparing its consolidated financial statements, SiRF assesses the likelihood that its deferred tax assets will be realized from future taxable income. SiRF establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in determining the provision for income taxes or deferred tax assets and liabilities and future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. As of December 27, 2008, SiRF has recorded a valuation allowance of $75.4 million against its deferred tax assets, consisting primarily of net operating loss and tax credits carryforwards. In assessing the need for a valuation allowance, SiRF considers all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. SiRF’s cumulative loss in the most recent three-year period, including the current net loss reported, represents negative evidence sufficient to maintain a valuation allowance under the provisions of SFAS No. 109. SiRF intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. SiRF evaluates its uncertain tax positions under the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. SiRF only recognizes tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. SiRF measures these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. SiRF exercises significant judgment in estimating the final resolution of its tax positions with a taxing authority. SiRF believes it has adequately provided for any reasonably foreseeable adjustments to its tax liability. If SiRF ultimately determines that payment of these amounts is unnecessary, it will reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary in accordance with FIN No. 48.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average of unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including common stock subject to repurchase, stock options, warrants, restricted stock units and potential shares associated with employee stock purchase plan withholding. See Note 3, Net Income (Loss) Per Share and Note 17, Preferred Stock and Stockholders’ Equity, for further information.

Stock-Based Compensation

The fair value of SiRF’s employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 17, Preferred Stock and Stockholders’ Equity, including the price volatility of the underlying stock and the option’s expected term. With the exception of certain options assumed in connection with business combinations, SiRF’s options are considered “plain vanilla” as defined by SAB No. 107, as modified by SAB No. 110. Accordingly, upon adoption of Statement of Financial Accounting Standard, or SFAS, No. 123R, Share-Based Payment, SiRF elected to use the simplified method as prescribed by SAB No. 107, to estimate the option’s expected term, which assumes that all options will be exercised midway between the vesting date and the contractual term of the option. Beginning in the fourth quarter of 2007, SiRF no longer used the simplified method for estimating the expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. SiRF utilizes its own historical volatility in valuing its stock option grants and purchase rights under its 2004 Employee Stock Purchase Plan, or the Purchase Plan. In addition, SiRF estimates forfeitures at the time of grant, and revises if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF’s estimate of expected forfeitures considers historical termination behavior, as well as retention related factors. SiRF elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R and continues to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, SiRF’s options’ actual lives, interest rates and forfeitures may be different from its assumptions, which would result in the actual fair value of the stock options and purchase rights being different than estimated.

Research and Development and Software Development Costs

Research and development expense is charged to operations as incurred. To the extent research and development costs include the development of embedded software, SiRF believes that software development is an integral part of the semiconductor design and such costs are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased or Otherwise Marketed. The costs to develop such software have not been capitalized, as they are not material since the current software development process is essentially completed concurrent with the establishment of technological feasibility and the time period between the establishment of technological feasibility and product release is relatively short.

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

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not yet received acceptance of the deliverable from the customer, and result in the deferral of income until such time that specified milestones are accepted. The following table summarizes these services:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Gross research and development expense	$109,030	$97,599	$75,644
Less: Recognized engineering services income	(320)	(898)	(580)

Net research and development expense	$108,710	$96,701	$75,064

Allowance for Doubtful Accounts

SiRF makes estimates of the collectibility of accounts receivable and regularly reviews the adequacy of its allowance for doubtful accounts after considering the amount of aged accounts receivable, each customer’s ability to pay, and the collection history with each customer. SiRF reports charges to the allowance for doubtful accounts as a portion of general and administrative costs. SiRF regularly reviews past due invoices to determine if an allowance is appropriate based on the risk category using the factors discussed above. In addition, SiRF maintains a reserve by applying a percentage to aging categories based on historical experience. Assumptions and judgments regarding collectibility of accounts could differ from actual events. While SiRF’s credit losses have historically been within its expectations and the allowance established, SiRF may not continue to experience the same credit loss rates that it has in the past. SiRF’s receivables are concentrated in a relatively few number of customers. At December 27, 2008 and December 31, 2007, the balance of SiRF’s allowance for doubtful accounts was $0.3 million and $0.2 million, respectively. As of December 27, 2008, three customers accounted for 18%, 14% and 11% of net accounts receivable. Therefore, a significant change in the liquidity or financial position of any of these customers could make it more difficult for SiRF to collect its accounts receivable and may require it to record additional charges that could adversely affect its operating results.

Product Warranty

SiRF provides for the estimated cost of product warranties at the time revenue is recognized. SiRF continuously monitors chip set returns for product failures and maintains a warranty reserve for the related expenses based on historical experience of similar products, as well as other assumptions that SiRF believes to be reasonable under the circumstances. SiRF’s product warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but unidentified product issues based on historical activity. SiRF’s warranty accrual is based on historical activity and the related expense was not significant for the three years ended December 27, 2008, December 31, 2007 and 2006.

Foreign Currency

The functional currency for all of SiRF’s foreign subsidiaries is the U.S. dollar.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting of information about operating segments, including related disclosures about products and services, geographic areas and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision-

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maker in evaluating SiRF’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the chief executive officer, or CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, SiRF has determined that it operates as a single operating and reportable segment.

Indemnifications

From time to time, SiRF enters into types of contracts that contingently require SiRF to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which SiRF may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with SiRF’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chip sets and to license SiRF’s IP core technology or embedded software, under which SiRF may indemnify customers for intellectual property infringement claims, product liability claims or recall campaign claims related specifically to SiRF’s products. As for indemnifications related to intellectual property, these guarantees generally require SiRF to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims alleged against SiRF’s products. Indemnifications related to product liability claims generally require SiRF to compensate the other party for damages stemming from use of SiRF’s products. Indemnifications related to recall campaigns generally require SiRF to compensate the other party for costs related to the repair or replacement of defective products. The nature of the intellectual property indemnification, the product liability indemnification, and the recall campaign indemnification prevents SiRF from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers in the event it is required to meet its contractual obligations. Historically, SiRF has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations. To date, SiRF has not received any claims for indemnification with respect to the ITC Final Determination (as defined below). However, SiRF has covered the litigation expenses related to the ITC investigation.

Note 2.	Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP No. 157-b was issued, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, SiRF adopted SFAS No. 157 except as it applies to those nonfinancial

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and nonfinancial liabilities within the scope of FSP No. 157-b. The partial adoption of SFAS No. 157 did not have a material impact on SiRF’s financial position and results of operations. SiRF does not believe the adoption of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities will have a material impact on its financial position and results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. 157-3 is effective immediately and applies to SiRF’s December 27, 2008 financial statements. The application of the provisions of FSP No. 157-3 did not materially impact SiRF’s financial statements. See Note 4, Fair Value, for further information.

Recently Issued Accounting Pronouncements

Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. SiRF is required to adopt FSP No. FAS 142-3 effective at the beginning of fiscal 2010. The adoption of FSP No. FAS 142-3 is not expected to have a material impact on SiRF’s financial statements.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for income taxes. In addition, acquired in-process research and development, or IPR&D, is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change SiRF’s accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

Note 3.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock including common stock subject to repurchase, stock options, warrants, restricted stock units and potential shares associated with employee stock purchase plan withholding. See Note 17, Preferred Stock and Stockholders’ Equity, for further information.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the years ended December 27, 2008, December 31, 2007 and December 31, 2006 is as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$(398,973)	$(10,397)	$2,400

Denominator:
Weighted average common shares outstanding	61,822	55,807	51,471
Less: Weighted average common shares outstanding subject to repurchase	(149)	(330)	(356)

Total weighted average shares used in net income (loss), basic	61,673	55,477	51,115
Dilutive potential common stock equivalents:
Weighted average repurchasable common stock outstanding	—	—	356
Weighted average stock options outstanding	—	—	3,987
Weighted average stock warrants outstanding	—	—	249
Weighted average restricted stock units outstanding	—	—	181
Weighted average purchase plan shares	—	—	109

Total weighted average shares used in net income (loss), diluted	61,673	55,477	55,997

Net income (loss) per share:
Basic	$(6.47)	$(0.19)	$0.05
Diluted	$(6.47)	$(0.19)	$0.04

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share as their effect would be anti-dilutive:

	December 27, 2008	December 31, 2007
	(In thousands)
Outstanding common stock options	7,350,026	9,773,393
Restricted stock units	2,979,172	1,834,053

	10,329,198	11,607,446

Potentially dilutive stock options and restricted stock units to purchase 1.8 million shares during the year ended December 31, 2006 were excluded from the computation of diluted net income per share as their effect would have been anti-dilutive.

Note 4.	Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, SiRF considers the principal or most advantageous market in which SiRF would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets Measured at Fair Value on a Recurring Basis

SiRF measures financial assets, specifically money market funds and marketable debt instruments, at fair value on a recurring basis. SiRF does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of December 27, 2008:

Description	Total	Fair Value Measurements at December 27, 2008 Using
		(In thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$27,030	$27,030	$—	$—
United States government treasury securities (2)	23,994	—	23,994	—
Commercial paper (3)	41,947	—	41,947	—

Total	$92,971	$27,030	$65,941	$—

(1)	Included in cash and cash equivalents on SiRF’s consolidated balance sheet.

(2)	$20.0 million of which is included in cash and cash equivalents and $4.0 million of which is included in marketable securities on SiRF’s consolidated balance sheet.

(3)	$16.0 million of which is included in cash and cash equivalents and $26.0 million of which is included in marketable securities on SiRF’s consolidated balance sheet.

SiRF’s investments in money market funds and marketable debt instruments (commercial paper and United States government treasury) are measured at fair value on a recurring basis. SiRF’s money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1. The fair value of SiRF’s marketable debt instruments is calculated using a matrix-based approach by a third party pricing service. A computer-based model considers the instruments’ days to final maturity and external credit rating in order to

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assign a current yield. An evaluated price is then calculated using that current yield. The following observable inputs are utilized as inputs into the daily matrix evaluations: maturity date, issue date, credit rating, settlement date, and interest rate and, therefore, these investments are classified as Level 2 instruments. As of December 27, 2008, the marketable debt instruments are stated at amortized cost which approximates fair value as determined by the matrix-based approach. See Note 23, Subsequent Events, for subsequent settlement of this note receivable.

Assets Measured at Fair Value on a Nonrecurring Basis

SiRF measures certain financial assets at fair value on a nonrecurring basis. Specifically, SiRF measured its note receivable made in connection to a loan and security agreement on January 24, 2008, whereby SiRF made two advances totaling $13.5 million to a potential acquisition target, at fair value during the year ended December 27, 2008 as follows:

Description	Total	Fair Value Measurements at December 27, 2008 Using
		(In thousands)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss)

Note receivable	1,700			1,700	(11,800)

Total	$1,700	$—	$—	$1,700	$(11,800)

In the second quarter of 2008, SiRF determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder, which resulted in other-than-temporary impairment charges. See Note 22, Other Income (Expense), for further information, and Note 23, Subsequent Events, for subsequent settlement of this note receivable.

When SiRF determined that the note receivable was impaired, it applied the practical expedient under SFAS No. 114, Accounting for Creditors for Impairment of a Loan, and measured the fair value, as defined by SFAS No. 157, Fair Value Measurements, of the collateral on the note receivable. SiRF utilized an independent external service provider to assist in its determination of the fair value of the collateral on the note receivable. The fair value of the collateral on the note receivable, specifically the security interest in the intellectual property, was estimated using a discounted cash flow analysis under the relief from royalty method, based on a valuation by the independent external service provider. Management takes full responsibility for SiRF’s valuation report. The discounted cash flow analysis included inputs, such as revenue forecasts based on market and industry research, guideline company indications and royalty rates, as well as an analysis of the intellectual property, including the expected useful lives and, therefore, the note receivable is classified as a Level 3 instrument, as the inputs used in the analysis are unobservable and required significant management judgment. SiRF wrote down its note receivable to the equivalent of the determined fair value of its collateral of $1.7 million, resulting in an impairment charge of $11.8 million. There was no additional impairment recorded during the quarter ended December 27, 2008. The note receivable was outside SiRF’s normal operations, and therefore, SiRF classified the impairment charge as non-operating expense in the current consolidated statement of operations for the year ended December 27, 2008.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Acquisitions and Divestiture

Acquisitions

Centrality Communications, Inc.

On August 6, 2007, SiRF acquired Centrality Communications, Inc., a developer of navigation processor solutions for portable navigation devices. The acquisition of Centrality was intended to enable SiRF to deliver end-to-end, multifunction location platforms employing system-on-chip, or SoC, technology to location-enable a range of devices and services. The acquisition was further intended to expand SiRF’s engineering capabilities to deliver cost effective products that address the needs of emerging convergence mobile devices in the portable navigation, automotive, and consumer markets. The acquisition also helped SiRF’s customers, operators and content partners to add more value to their offerings and bring their products to market faster, while enhancing the consumer experience. Under the terms of the definitive agreement, SiRF paid an aggregate of $108.2 million in cash and issued 5,992,159 shares of SiRF common stock in exchange for all of the outstanding common stock of Centrality. SiRF also assumed certain equity awards that may be exercised for an aggregate of 2,097,310 shares of SiRF common stock in exchange for Centrality’s outstanding stock options. Any equity award not assumed by SiRF received a cash payment equal to $5.44 per share for an aggregate of $1.7 million in additional purchase consideration. A portion of the purchase consideration amounting to $28.3 million was held in escrow to satisfy indemnification obligations, if any, which might arise. In the fourth quarter of 2008, SiRF received $6.0 million of the funds held in escrow to cover indemnification claims. The escrow period expired in the fourth quarter of 2008, and the remaining consideration, including interest earned from the escrow, was released to former Centrality shareholders. SiRF recorded this amount under “Other Income” in the consolidated statement of operations because it does not relate to SiRF’s normal operations. See Note 22, Other Income (Expense), for further information.

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

In accordance with EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the fair value of common stock issued by SiRF in connection with the acquisition was determined using a per share price of $19.26, which reflects the average of SiRF’s stock price during the three days prior to and including the acquisition close date. Under EITF No. 99-12, the first date on which the number of shares issued and the amount of other consideration becomes fixed without subsequent revision is the measurement date. SiRF determined the measurement date to be the acquisition close date, as an amendment to the definitive agreement was executed on such date, which fixed the number of awards to be issued in connection with the business combination.

In accordance with the terms of the definitive agreement, the conversion value of the options assumed was based on the exercise price of each Centrality option multiplied by a conversion ratio of 0.2542. The conversion ratio was calculated using a per share price of $21.385, which reflects a rolling average of SiRF’s stock price

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to the acquisition close date. The fair value of options assumed was estimated using a Black-Scholes option pricing model. The use of this model and method of determining valuation assumptions is in accordance with SFAS 123R. See Note 17, Preferred Stock and Stockholders’ Equity, for discussion of this model and method of determining the valuation assumptions.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated based on the estimated fair values of tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. An allocation of the purchase price was made to major categories of assets and liabilities based on management’s best estimates at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill. As discussed under Note 1 above, SiRF performed a goodwill analysis in accordance with its critical accounting policy and determined that the entire goodwill balance as of June 30, 2008 was impaired. See Note 9, Goodwill and Identified Intangible Assets, for further information.

TrueSpan Incorporated

On March 14, 2006, SiRF acquired TrueSpan Incorporated, a development-stage company specializing in systems communication. The acquisition of TrueSpan was intended to add to SiRF’s systems expertise as it expands its offerings to include complex multifunction and location technology platform solutions. The aggregate purchase consideration for this acquisition was approximately $18.0 million, which included direct transaction costs and cash acquired, and excluded the fair value of assumed unvested TrueSpan stock options, issuance of unvested SiRF restricted stock units and future contingent payments. Such contingent payments were made to certain former TrueSpan employees contingent upon their continued employment with SiRF and did not exceed $3.0 million. These contingent payments resulted in compensation expense amortized on a straight-line basis over the related two-year service period. TrueSpan did not have a developed product, had no customers and was not generating revenue. Accordingly, SiRF concluded the TrueSpan acquisition did not meet the criteria to be accounted for as an acquisition of a “business” under the requirements of SFAS No. 141, Business Combinations, as TrueSpan did not possess the ability to generate outputs (as defined by SFAS No. 141) in order to continue normal operations and generate a revenue stream by providing its products to customers. The negative excess of the fair value of the net assets acquired over purchase consideration was allocated on a proportionate basis to reduce the fair value of non-monetary assets acquired. The total fair value of net assets acquired, as adjusted for the allocation of excess fair value over purchase consideration, consisted of current assets of $1.2 million, property and equipment of $0.2 million, identified amortizable intangible assets of $1.0 million, net deferred tax assets of $3.4 million, less current liabilities assumed of $0.9 million and recognition of $13.3 million of charges for acquired IPR&D.

Divestiture

On November 24, 2008, SiRF entered into a share purchase agreement whereby it sold 85% of its holdings in its Swedish subsidiary, Kisel Microelectronics, A.B., or Kisel, to certain former Kisel employees for an aggregate of $1.0 million in cash and $2.2 million in promissory notes. As Kisel’s operations and cash flows cannot be clearly distinguished operationally or for financial reporting purposes, this sale did not meet the criteria for discontinued operations treatment and, as such, the historical results of Kisel remain included in the results from operations for all presented periods. The net book value of Kisel as of the date of sale was $2.3 million, including approximately $1.1 million in cash. In relation to the sale, SiRF recorded a net gain on divestiture of $0.9 million.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.	Cash and Cash Equivalents and Investments

The following is a summary of available-for-sale investments as of December 27, 2008 and December 31, 2007:

	December 27, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
Corporate notes and bonds	$41,938	$11	$(2)	$41,947
United States governement treasury securities	23,991	3	—	23,994
Money market funds	27,029	1	—	27,030

Total	$92,958	$15	$(2)	$92,971

Reported as:
Cash and cash equivalents	$63,014	$9	$(2)	$63,021
Marketable securities	29,944	6	—	29,950

Total	$92,958	$15	$(2)	$92,971

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
Corporate notes and bonds	$70,292	$9	$(6)	$70,295
Government sponsored enterprises	6,992	12	—	7,004
Money market funds	9,910	—	—	9,910

Total	$87,194	$21	$(6)	$87,209

Reported as:
Cash and cash equivalents	$48,768	$—	$(5)	$48,763
Marketable securities	38,426	21	(1)	38,446

Total	$87,194	$21	$(6)	$87,209

The following table shows the fair value of SiRF’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 27, 2008:

	Less than 12 months		12 months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
			(In thousands)
Corporate notes and bonds	$1,996	$(2)	$—	$—	$1,996	$(2)
United States governement treasury	12,000	—	—	—	12,000	—

Total	$13,996	$(2)	$—	$—	$13,996	$(2)

SiRF’s management determined that the gross unrealized losses on its investment securities at December 27, 2008 are temporary in nature. SiRF reviews its investments to identify and evaluate investments that have

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and SiRF’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Substantially all of SiRF’s fixed income securities are rated investment grade or better. Individual components of gross unrealized gains are considered insignificant.

SiRF had available for sale securities with a fair value of $77.3 million that matured in 2008. SiRF did not have any realized gains or losses in 2008. SiRF uses the specific identification method to determine any realized gains or losses from the sale of its investments classified as available-for-sale.

Net unrealized holding gains and losses on available-for-sale investments are included as a separate component of stockholders’ equity at December 27, 2008 and December 31, 2007.

Note 7.	Inventories

Inventories consist of the following:

	December 27, 2008	December 31, 2007
	(In thousands)
Work-in-process	$6,451	$6,921
Finished goods	9,921	21,041

Total	$16,372	$27,962

Note 8.	Property and Equipment

Property and equipment consist of the following:

	December 27, 2008	December 31, 2007
	(In thousands)
Computer equipment and software	$17,628	$13,119
Test equipment	8,703	8,695
Furniture and fixtures	1,912	1,834
Leasehold improvements	4,423	4,093
Construction-in-progress	1,088	2,315

	33,754	30,056
Accumulated depreciation and amortization	(20,117)	(16,909)

Total	$13,637	$13,147

Depreciation expense was approximately $5.4 million, $5.0 million and $5.3 million in 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, SiRF wrote-off approximately $1.0 million, $0.6 million and $1.2 million, respectively, of gross property and equipment and $0.9 million, $0.5 million and $1.1 million, respectively, of accumulated depreciation and amortization. These fixed asset write-offs were mostly identified through SiRF’s annual fixed asset physical inventory and were primarily related to disposals of assets with a zero net book value or assets that were not located or deemed to be obsolete.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.	Goodwill and Identified Intangible Assets

The following table summarizes the activity of SiRF’s goodwill during 2008:

Balance as of December 31, 2007	$215,752
Subtractions—Centrality acquisition	(45)
Subtractions—Goodwill impairment	(215,707)

Balance as of December 27, 2008	$—

Beginning in February 2008, SiRF experienced a significant decline in its stock price, resulting in its market capitalization falling below its net book value. In addition, in the second quarter of 2008, SiRF’s demand outlook rapidly deteriorated due to increased competitive pressure within certain of its markets, as well as macroeconomic uncertainty which translated to a general decline in the demand for devices utilizing its technology. As a result, SiRF significantly reduced its forecasted revenue, gross margin and operating profit. These factors are considered indicators of potential impairment under SiRF’s accounting policy as outlined in Note 1, and as a result, SiRF performed an interim goodwill impairment analysis as of June 30, 2008. The fair value of SiRF was estimated using a combination of quoted market prices adjusted for a control premium and the income or discounted cash flow approach. The income approach requires estimates such as expected revenue, gross margin and operating expenses in order to discount the sum of future cash flows using SiRF’s weighted average cost of capital. SiRF tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data; management fully accepted and agreed with the valuation report. SiRF utilized an independent external service provider to calculate the fair value of the reporting unit under the first step and to calculate the fair value of its tangible and intangible net assets under step two of the goodwill impairment analysis. Based on the results of the first step of the goodwill analysis, it was determined that SiRF’s net book value exceeded its estimated fair value. As a result, SiRF performed the second step of the impairment test to determine the implied fair value of goodwill. Under step two, the difference between the estimated fair value of SiRF and the sum of the fair value of the identified net assets results in the residual value of goodwill. Specifically, SiRF allocated the estimated fair value of SiRF as determined in the first step of the goodwill analysis to recognized and unrecognized net assets, including allocations to intangible assets, such as developed technology, in-process research and development, brand and trade names. The results of step two of the goodwill analysis indicated that there would be no remaining implied value attributable to goodwill and accordingly, SiRF wrote off the entire goodwill balance and recognized goodwill impairment charges of $215.7 million in the consolidated statement of operations under operating expenses, “Goodwill impairment.” See Note 1, Organization and Summary of Significant Accounting Policies, for additional information.

Identified intangible assets at December 27, 2008 consist of the following:

	Gross (1)	Accumulated Amortization (2)	Net
	(In thousands)
Acquisition-related developed and core technology	$42,498	$(28,733)	$13,765
Acquisition-related customer relationships	8,393	(8,393)	—
Acquisition-related assembled workforce	955	(955)	—
Acquisition-related patents	2,000	(551)	1,449
Acquisition-related trade names	4,100	(1,660)	2,440
Acquisition-related non-compete agreements	4,240	(3,003)	1,237

Total acquisition-related intangible assets	62,186	(43,295)	18,891
Intellectual property assets	5,999	(3,288)	2,711

Total identified intangible assets	$68,185	$(46,583)	21,602

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amounts in the gross column are net of impairment charges of $12.5 million for acquisition-related developed technology and $30.4 million for acquisition-related customer relationships.

(2)

Amounts in the accumulated amortization column include impairment charges of $1.1 million for acquisition-related developed technology, customer relationships and assembled workforce as well as impairment charges of $0.8 million for intellectual property assets.

Identified intangible assets at December 31, 2007 consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$54,970	$(15,956)	$39,014
Acquisition-related customer relationships	38,800	(4,954)	33,846
Acquisition-related assembled workforce	955	(416)	539
Acquisition-related patents	2,000	(397)	1,603
Acquisition-related trade names	4,100	(488)	3,612
Acquisition-related non-compete agreements	4,240	(883)	3,357

Total acquisition-related intangible assets	105,065	(23,094)	81,971
Intellectual property assets	1,288	(554)	734

Total identified intangible assets	$106,353	$(23,648)	82,705

As mentioned above, beginning in February 2008, SiRF experienced a significant decline in its stock price, resulting in its market capitalization falling below its net book value. In addition, in the second quarter of 2008, SiRF’s demand outlook rapidly deteriorated due to increased competitive pressure within certain of its markets, as well as macroeconomic uncertainty which translated to a general decline in the demand devices utilizing SiRF’s technology. As a result, SiRF significantly reduced its forecasted revenue, gross margin and operating profit. As a result, SiRF performed an impairment analysis for its intangible assets in accordance with SiRF’s policy for reviewing long-lived assets for impairment, as discussed in Note 1, Organization and Summary of Significant Accounting Policies. SiRF utilized an independent external service provider to determine the estimated undiscounted cash flows and to calculate the fair value of the identified intangible assets to measure the impairment loss. The impairment analysis for identified intangible assets indicated that some of the identified intangible assets are not recoverable as the sum of its estimated future undiscounted cash flows were below the asset’s carrying value and accordingly, SiRF estimated the fair value of these identified intangible assets using a discounted cash flow analysis to measure the impairment loss. The discounted cash flow analysis requires estimates such as expected revenue, gross margin and operating expenses, in order to discount the sum of future independent cash flows using discount rates which were determined based on an analysis of each individual identified intangible asset and consideration of the aggregate business of SiRF. SiRF tested the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data; management fully accepted and agreed with the valuation report. As a result of this analysis, SiRF wrote-off the difference between the identified intangible assets’ estimated fair value and the carrying values, which resulted in impairment charges on acquisition-related intangibles totaling $42.9 million, of which $12.5 million related to acquisition-related developed and core technology was included as cost of revenue and $30.4 million related to customer relationships was included as operating expenses in the consolidated statement of operations.

Amortization expense of acquisition-related intangible assets was $19.1 million, $12.8 million and $5.2 million in 2008, 2007 and 2006, respectively. Amortization of intellectual property assets of $2.8 million, $0.5 million and $0.6 million in 2008, 2007 and 2006, respectively, was included in research and development expense as these intellectually property assets relate to products currently under development.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the impairment charges noted above, in 2008, SiRF recognized a $1.4 million impairment charge as reflected in the consolidated statement of operations under operating expenses, “Restructuring and asset impairment expense.” Of the $1.4 million charge, $1.1 million is related to acquisition-related developed technology, customer relationships and workforce, and $0.3 million is related to intellectual property assets. These impairment charges were directly associated with the restructuring activities that SiRF announced in the fourth quarter of 2008, specifically the discontinuance of further developments in Bluetooth technology and the closure of the Bangalore, India office. See Note 12, Restructuring, for further information. In addition, SiRF also recorded non-cash impairment charges in 2008, 2007 and 2006 of $0.5 million, $0.4 million and $0.3 million, respectively, which are reflected in research and development expense and are related to intellectual property assets that have no future benefit or alternative uses as a result of a reallocation of resources amongst existing research and development projects.

Estimated future amortization expense related to identified intangible assets at December 27, 2008 is as follows:

Amount
(In thousands)
Fiscal Year Ending
2009	$12,882
2010	6,921
2011	814
2012	154
2013	154
Thereafter	677

Total	$21,602

Note 10.	Accrued Payroll and Related Benefits

The following provides a breakout of accrued payroll and benefits:

	December 27, 2008	December 31, 2007
	(In thousands)
Accrued vacation	$2,689	$2,858
Accrued payroll	2,031	303
Accrued bonuses	2,071	5,311
Other accrued payroll and benefits	1,744	4,118

	$8,535	$12,590

Note 11.	Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors are as follows:

	December 27, 2008	December 31, 2007
	(In thousands)
Deferred distributor revenue	$2,905	$4,718
Less: Inventory held at distributors	(1,191)	(1,690)

Deferred margin on shipments to distributors	$1,714	$3,028

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Restructuring

On March 21, 2008, SiRF approved a corporate restructuring plan, or the Plan, in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, SiRF has reduced its workforce through a combination of immediate lay-offs, elimination of non-essential positions and attrition. Also, as part of the Plan, SiRF closed its South San Francisco, California, office on June 1, 2008. In addition, as part of the Plan, SiRF has stopped further product developments in the mobile TV space. On July 24, 2008, SiRF approved an additional restructuring plan that was limited to reductions in force and reprioritizing of certain engineering projects. Most recently, on December 4, 2008, SiRF approved an additional corporate cost reduction and restructuring plan that includes further reductions in force which by mid-2009 will reduce SiRF’s current workforce by 25% when combined with the spin-off of Kisel (see Note 22, Other Income (Expense) for further discussion on the spin-off). The plan also includes the planned closure of its Bangalore, India office, as well as the discontinuance of product development efforts in Bluetooth technology. These combined restructuring activities have resulted in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations, including leased facilities and impairment of long-lived assets. Related to these combined restructuring activities, SiRF expects to incur total pre-tax restructuring charges of $4.2 million, of which $2.2 million were cash expenditures. SiRF expects all the recently announced restructuring activities to be substantially completed by the second quarter of fiscal year 2009. The restructuring charges are reported in the consolidated statements of operations under operating expenses, “Restructuring and asset impairment charges.” Restructuring and asset impairment charges were as follows:

Year Ended December 27, 2008
(In thousands)
Employee severance and benefit arrangements	$1,418
Asset impairment charges	1,580
Facility and other charges	326

Total restructuring and asset impairment charges	$3,324

The following table provides a summary of the activities, for the year ended December 27, 2008, related to SiRF’s restructuring activities:

	Employee Severance and Benefits	Asset Impairments	Facility and Other	Total
	(In thousands)
Restructuring balance, December 31, 2007	$—	$—	$—	$—
Charged to costs and expenses	1,418	1,580	326	3,324
Non-cash items	—	(1,580)	(273)	(1,853)
Cash payments	(1,000)	—	(53)	(1,053)

Restructuring balance, December 27, 2008	$418	$—	$—	$418

Note 13.	Segment and Geographical Information

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, SFAS No. 131 establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maker in evaluating SiRF’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, SiRF has determined that it operates as a single operating and reportable segment.

Geographic Information

The following table summarizes net revenue by geographic region:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Net revenue:
United States	$44,698	$40,374	$37,189
International sales:
Asia-Pacific	145,989	265,925	195,356
Europe	30,542	16,004	7,702
Other	11,223	7,077	7,433

Total net revenue	$232,452	$329,380	$247,680

In 2008, Hungary, China, the United States and Taiwan accounted for 10%, 16%, 19% and 35% of net revenue, respectively. In 2007, the United States, China and Taiwan accounted for 12%, 13% and 54% of net revenue, respectively. In 2006, the United States and Taiwan accounted for 15% and 64% of net revenue, respectively. No other countries accounted for more than 10% of SiRF’s consolidated net revenue in 2008, 2007 and 2006.

SiRF determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

SiRF derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets. SiRF believes that over 90% of its net revenue during 2008, 2007 and 2006 was attributable to products which were eventually incorporated into the automotive, mobile phone and consumer device markets.

The following table summarizes long-lived assets by geographic region:

	December 27, 2008	December 31, 2007
	(In thousands)
Long-lived assets:
United States	$11,325	$8,855
International:
India	822	1,589
Sweden	—	1,291
China	1,329	1,172
Other	161	240

Total long-lived assets	$13,637	$13,147

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived assets are reported based on the location of the asset and exclude goodwill, intangible assets, equity investments, and deferred taxes, which are not allocated to specific geographic locations as it is impracticable to do so.

Note 14.	Customer Concentration

As of December 27, 2008, three customers accounted for 18%, 14% and 11% of net accounts receivable. As of December 31, 2007, three customers accounted for 21%, 15% and 12% of net accounts receivable. As of December 31, 2006, three customers accounted for 40%, 12% and 11% of SiRF’s net accounts receivable. No other customer accounted for more than 10% of net accounts receivable.

In 2008, two customers accounted for 21% and 16% of net revenue. In 2007, two customers accounted for 32% and 13% of net revenue. In 2006, three customers accounted for 48%, 10% and 10% of net revenue. No other customer accounted for more than 10% of net accounts receivable.

Note 15.	Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows:

	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Net income (loss)	$(398,973)	$(10,397)	$2,400
Other comprehensive income (loss):
Change in unrealized gains on available-for-sale securities	5	37	264
Change in cumulative translation adjustment	122	—	—

Total comprehensive income (loss)	$(398,846)	$(10,360)	$2,664

Note 16.	Short-Term Credit Facility

SiRF maintains a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (3.25% as of December 27, 2008) plus 1.25%. The line of credit is set to expire in the first quarter of fiscal 2009. There were no borrowings under the line of credit as of December 27, 2008, December 31, 2007 or December 31, 2006. There were no letters of credit collateralized by the line of credit as of December 27, 2008, December 31, 2007 or December 31, 2006.

Note 17.	Preferred Stock and Stockholders’ Equity

Preferred Stock

In April 2004, SiRF’s Board of Directors, or the Board of Directors, approved an amendment to SiRF’s articles of incorporation to authorize 5,000,000 shares of undesignated preferred stock, for which the Board of Directors is authorized to fix the designation, powers, preferences and rights. As of December 27, 2008, December 31, 2007 and December 31, 2006, there were no shares of preferred stock issued or outstanding.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrant Arrangements

In connection with certain transactions prior to its initial public offering on April 22, 2004, SiRF issued warrants to third parties for the purchase of convertible preferred stock. In connection with SiRF’s initial public offering on April 22, 2004, the warrants discussed in the following paragraphs to purchase preferred stock were automatically converted to purchase shares of common stock.

In March 2003, in connection with the Enuvis acquisition, SiRF issued fully vested warrants to purchase 127,582 shares of Series H preferred stock at $1.63 per share to former employees and non-employees of Enuvis. These warrants expire in 2013. The estimated fair value of the warrants was determined at the date of grant using the following assumptions: risk free interest rate of 3.9%, volatility of 70%, contractual life of ten years, and dividend yield of zero. The fair value of the warrants was $752,202 and was included in the Enuvis purchase price consideration. As of December 27, 2008, warrants to purchase 22,240 shares of common stock remained outstanding.

In September 2000, in connection with a settlement agreement, SiRF granted a warrant to purchase 212,796 shares of Series F preferred stock at an exercise price of $10.00 per share. The warrant to purchase 212,796 shares of preferred stock was adjusted based on an anti-dilution clause in the agreement, which reduced the exercise price to $6.50. In connection with the events of dilution in 2001, 2002, and 2003, following SiRF’s initial public offering, this warrant was converted into a warrant to purchase 221,893 shares of common stock at an effective exercise price of $6.23 per share. This warrant expires in April 2009. The estimated fair value of this warrant was approximately $1.4 million, determined at the date of grant using the following assumptions: risk free interest rate of 6.1%, volatility of 60%, contractual life of five years, and dividend yield of zero. The fair value of the warrant was recorded as a litigation expense in 2000 and 1999. As of December 27, 2008, this Series F preferred stock warrant remained outstanding.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of SiRF’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of December 27, 2008, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 1,620,947 shares of common stock were outstanding.

Options generally vest over a period of four years, generally become exercisable beginning six months from the date of employment or grant and expire ten years from the date of grant. Unvested common stock issued to employees, directors and consultants under stock purchase agreements is subject to repurchase at SiRF’s option upon termination of employment or services at the original purchase price. This right to repurchase expires ratably over the vesting period.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Stock Incentive Plan

In March 2004, SiRF adopted the 2004 Stock Incentive Plan, or the 2004 Plan. Under the 2004 Plan, 5,000,000 shares of common stock were reserved for issuance upon the completion of SiRF’s initial public offering on April 22, 2004. On January 1 of each year, starting in 2005, the aggregate number of shares reserved for issuance under the 2004 Plan increase automatically by the lesser of (i) 5,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding year, or (iii) a number of shares determined by the Board of Directors. Forfeited options or awards generally become available for future awards. Under the 2004 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and generally not available to employees owning more than 10% of the voting power of all classes of common stock. For non-statutory stock options, the exercise price is no less than 85% of the stock’s fair market value on the date of grant.

Under the 2004 Plan, options generally expire between six and ten years after the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by SiRF’s Board of Directors and generally provide for shares to vest over a two to four year period. As of December 27, 2008, 4,707,123 options to purchase common stock and 2,979,172 unvested restricted stock units granted were outstanding and 6,354,618 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon SiRF’s completion of its initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increases by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. There were 432,078 shares of common stock issued under the Purchase Plan during 2008 and 1,206,676 shares were available for issuance under the Purchase Plan. As of December 27, 2008, there was $2.7 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in connection with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of December 27, 2008, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 5,362 shares of common stock were outstanding.

Centrality 1999 Stock Plan

In August 2007, in connection with the acquisition of Centrality, SiRF assumed the existing Centrality 1999 Stock Plan, or the Centrality Plan. All unvested options granted under the Centrality Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of December 27, 2008, no additional options can be granted under the Centrality Plan and options to purchase a total of 1,016,594 shares of common stock were outstanding.

Outstanding Stock Options and Restricted Stock Units

A summary of the stock option activity under the 1995 Plan, the 2004 Plan, the TrueSpan Plan and the Centrality Plan is as follows:

	Year Ended
	December 27, 2008		December 31, 2007		December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	9,773,393	$14.77	8,404,868	$14.74	8,363,447	$8.12
Granted and assumed in connection with acquisitions	751,695	$5.41	3,897,509	$12.01	2,353,816	$31.31
Exercised	(1,352,981)	$3.63	(1,906,198)	$5.69	(1,899,551)	$5.67
Forfeited/Expired	(1,822,081)	$20.14	(622,786)	$24.94	(412,844)	$16.84

Options outstanding, end of year	7,350,026	$14.53	9,773,393	$14.77	8,404,868	$14.74
Options exercisable, end of year	5,204,360	$14.25	5,396,375	$10.56	4,280,480	$6.64
Options vested and expected to vest at December 27, 2008	7,105,616	$14.53

The following table summarizes information about options granted and outstanding under the 1995 Plan, 2004 Plan, the TrueSpan Plan and the Centrality Plan at December 27, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$ 0.39 – $ 2.48	1,395,658	4.90	$1.86	$(740)	991,114	$1.74	$(406)
$ 3.20 – $ 5.62	1,419,584	5.43	$4.23	(4,117)	966,894	$3.97	(2,553)
$ 5.67 – $12.51	1,315,539	5.62	$11.05	(12,787)	1,202,238	$11.45	(12,167)
$13.07 – $24.35	1,293,648	5.77	$18.82	(22,626)	753,249	$18.16	(12,677)
$24.45 – $33.98	1,612,535	4.75	$29.79	(45,893)	1,043,543	$30.89	(30,847)
$35.18 – $36.79	313,062	7.05	$35.86	(10,810)	247,322	$35.92	(8,555)

$ 0.39 – $36.79	7,350,026	5.34	$14.52	$(96,973)	5,204,360	$14.24	$(67,205)

The aggregate intrinsic value in the table above is based on SiRF’s closing stock price of $1.33 as of December 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The weighted average remaining contractual term of options exercisable at December 27, 2008 was approximately 5.13 years.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 27, 2008, there was approximately $21.2 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 1.8 years. Net cash proceeds from the exercise of stock options were approximately $4.9 million, $10.8 million and $10.8 million for 2008, 2007, and 2006, respectively. The total intrinsic value of options exercised during fiscal 2008 was approximately $4.7 million.

A summary of restricted stock unit activity during the year ended December 27, 2008 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of year	1,834,053	$25.05
Granted	2,482,895	$5.54
Vested	(474,699)	$27.53
Forfeited	(863,077)	$16.03

Unvested, end of year	2,979,172	$11.01

The fair value of SiRF’s restricted stock units is calculated based upon the fair market value of its stock at the date of grant. As of December 27, 2008, there was $18.0 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period 1.3 years. During 2008, the total fair value of restricted stock units that vested during the year was $13.1 million. The total fair value of restricted stock units that vested during the 2007 and 2006 was $6.5 million and $1.1 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options, restricted stock units, and employee purchases for 2008, 2007 and 2006 was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Stock-based compensation expense by type of award:
Employee stock options	$19,084	$20,130	$14,262
Employee purchase plan rights	3,776	3,617	1,708
Restricted stock units and performance share awards	16,433	14,543	10,592
Stock-based compensation capitalized as inventory	(928)	(631)	(329)

Total employee stock-based compensation expense	38,365	37,659	26,233
Tax effect on stock-based compensation	—	(10,221)	(6,620)

Net effect on net income (loss)	$38,365	$27,438	$19,613

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123R requires a classification change in the statement of cash flows. As a result, tax benefits relating to excess stock-based compensation deductions, which had been included in operating cash flow activities, are now presented as financing cash flow activities as summarized below:

	Year Ended
	December 27, 2008	December 31, 2007
	(In thousands)
Tax effect on:
Cash flows from operating activities	$(576)	$(7,692)
Cash flows from financing activities	$576	$7,692

The fair value of SiRF’s stock options and the Purchase Plan rights was estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS No. 123R, including the options’ expected life and the price volatility of SiRF’s underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different than SiRF’s assumptions, which would result in an actual value of the options being different than estimated. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R, and SiRF continues to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

Expected Term: SiRF’s expected term represents the period that SiRF’s stock options are expected to be outstanding. Beginning in the fourth quarter of 2007, the expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Prior to this, SiRF elected to use the simplified method based on the accounting guidance provided within SAB No. 107, as modified by SAB No. 110, which assumed that all options would be exercised midway between the vesting date and the contractual term of the option.

Expected Volatility: SiRF utilized its own historical volatility in valuing its stock option grants and purchase rights under the Purchase Plan.

Expected Dividend: SiRF has not issued any dividends, nor does it expect to issue dividends; therefore, a dividend yield of zero was used.

Risk-Free Interest Rate: SiRF based the risk-free interest rate used in the Black-Scholes option pricing model on the implied yield currently available on United States Treasury zero-coupon issues with an equivalent expected term.

Estimated Pre-vesting Forfeitures: SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF has considered historical termination behavior, as well as retention-related factors in its forfeiture estimation process. There is an inverse relationship between the forfeiture rate and the impact on stock-based compensation expense. Therefore, if the estimated forfeiture rate decreased, the amount of stock-based compensation expense will increase. SiRF based its forfeiture estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual forfeitures differ significantly from current estimates, the stock-based compensation expense will be impacted.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock options, including options assumed in connection with acquisitions, and new purchase rights under the Purchase Plan were estimated with the following weighted-average assumptions:

	Stock Options			Purchase Plan
	December 27, 2008	Year Ended December 31, 2007	December 31, 2006	December 27, 2008	Year Ended December 31, 2007	December 31, 2006
Risk-free interest rate	2.7%	4.5%	4.9%	1.9%	4.7%	5.0%
Average expected term (in years)	3.8	3.7	4.9	1.5	1.3	1.3
Volatility	75%	56%	51%	98%	58%	59%
Dividend yield	—	—	—	—	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during 2008, 2007 and 2006 was $3.01, $13.67 and $15.49, respectively. No options were granted in 2008, 2007 or 2006 with exercise prices below the deemed fair value of common stock (i.e., stock price on the date of grant). For options assumed in connection with acquisitions, the fair value of the option is estimated at the date of acquisition.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. The weighted average fair value of new Purchase Plan purchase rights issued during 2008 was $4.46 during the second quarter of 2008 and $1.33 during the fourth quarter of 2008. During the second and fourth quarter of 2008, certain offerings within the Purchase Plan were modified due to the Purchase Plan’s reset feature. As a result, SiRF recorded $2.6 million of incremental stock-based compensation expense that will be recognized over the remaining accumulation periods of these offerings related to the reset. The weighted average fair value of new Purchase Plan purchase rights issued during 2007 was $9.72 during the second quarter of 2007 and $11.31 during the fourth quarter of 2007. During the second quarter of 2007, certain offerings within the Purchase Plan were also modified due to the Purchase Plan’s reset feature which resulted in approximately $3.4 million of incremental stock-based compensation expense that will be recognized over the remaining accumulation periods. The weighted average fair value of new Purchase Plan purchase rights issued during 2006 was $14.35 during the second quarter of 2006 and $11.34 during the fourth quarter of 2006.

Tax Elections upon Adoption of SFAS No. 123R

Under SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. SiRF recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. Also, SiRF has elected to ignore the indirect tax effects of stock-based compensation deductions in computing its research and development tax credits and is recognizing the full effect of these deductions in the income statement in the period in which the taxable event occurs.

Options and Restricted Stock Units Granted to Non-employees

SiRF has granted options to non-employees for consulting services performed. SiRF accounts for equity instruments issued to non-employees in accordance with SFAS No. 123R and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under EITF No. 96-18 and SFAS No. 123R, compensation expense for non-employee stock

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options is calculated using the Black-Scholes option pricing model and is recorded as the shares underlying the options are earned. The unvested shares underlying the options are subject to periodic revaluation over the remaining vesting period, as these options have similar characteristics to SiRF’s employee options. SiRF recognizes the compensation expense for non-employee options and awards on an accelerated basis in accordance with FIN No. 28. The initial vesting period for these options ranged from immediate vesting to vesting over four years and the option exercise period ranges from six to ten years after the date of grant.

SiRF recorded immaterial stock-based compensation expense in connection with options and restricted stock unit grants to non-employees in 2008. SiRF recorded stock compensation expense of $0.2 million and $0.7 million in 2007 and 2006, respectively, in connection with options and restricted stock units granted to non-employees. The fair value of stock options issued to non-employees was calculated using a weighted average risk-free interest rate of 4.5% and 4.8% in 2007 and 2006, respectively, weighted average expected volatility of 57% and 53% in 2007 and 2006, respectively, and the weighted average expected term of the options 1.3 years and 5.6 years in 2007 and 2006, respectively. SiRF did not grant any options or restricted stock units to non-employees in 2008 and 2007. In 2006, SiRF granted options to purchase 5,000 shares of common stock to non-employees at an exercise price of $33.98 per share and assumed 257 consultant options in conjunction with the TrueSpan acquisition at exercise prices of $3.76 per share. Also in 2006, SiRF granted 4,000 restricted stock units to non-employees at a fair value of $35.46 per share.

Common Shares Reserved for Issuance

At December 27, 2008, SiRF had reserved shares of common stock for issuance as follows:

Exercise of outstanding stock options	7,350,026
Vesting of outstanding restricted stock units	2,979,172
Employee stock purchase plan	1,206,676
Shares of common stock available for grant	6,354,618
Warrants to purchase common stock	244,133

Total	18,134,625

Common Stock Subject to Repurchase

During 2005, shares of common stock subject to a repurchase right were issued in connection with the Kisel acquisition and were contingent upon the continued employment of the recipients. As of December 27, 2008, SiRF had released the remaining contingent shares of common stock outstanding related to this acquisition.

Performance Share Award

SiRF entered into Performance Share Award Agreements with certain executives in 2007. These awards provided the executives the opportunity to earn shares of SiRF common stock, the number of shares which were to be pursuant to, and subject to the attainment of performance goals. The performance goals were determined based on SiRF’s cumulative revenue growth and cumulative operating income margin over a two year period. The target number of shares to be earned ranges from 10,000 to 50,000 shares, depending on the extent to which the performance goals were met. SiRF would have withheld shares of common stock that otherwise would have been issued to the executives when the award was settled to satisfy the tax withholding obligation, but not in excess of the amount of shares necessary to satisfy the minimum withholding amount. During 2008, the performance awards granted to certain former executives were forfeited with their resignations from SiRF.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following completion of the audited financial statements for the period of January 1, 2007 through December 31, 2007 and for the period of January 1, 2008 through December 27, 2008, it was determined that the performance goals were not met and that no shares would be issued as a result of these performance awards to any current executives.

Note 18.	Income Taxes

The components of net income (loss) before provision for (benefit from) income taxes consisted of the following:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
United States	$(300,469)	$(10,391)	$14,042
Foreign	(59,588)	4,654	(2,673)

Net income (loss) before provision for (benefit from) income taxes	$(360,057)	$(5,737)	$11,369

The provision for income taxes consisted of the following:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Current:
Federal	$(116)	$5,858	$8,021
State	(62)	113	391
Foreign	786	1,414	243

Total	608	7,385	8,655
Deferred:
Federal	27,839	(2,196)	1,427
State	10,565	(529)	(1,113)
Foreign	(95)	—	—

Total	38,309	(2,725)	314

Provision for (benefit from) income taxes	$38,917	$4,660	$8,969

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amount used for income tax purposes. Significant components of SiRF’s deferred tax assets are as follows:

	Year Ended
	December 27, 2008	December 31, 2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$26,773	$20,626
Research and development credits	23,069	19,436
Capitalized research and development	140	261
Non-qualified and restricted stock expense	16,070	13,951
Other, net	11,995	9,315

Total deferred tax assets	78,047	63,589
Deferred tax liabilities:
Purchased intangibles	—	(22,780)

	78,047	40,809
Valuation allowance	(75,353)	—

Net deferred tax assets	$2,694	$40,809

SiRF periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. During the year ended December 27, 2008, SiRF provided a valuation allowance against most of its deferred tax assets because it could not conclude that the deferred tax assets were more likely than not to be realized in the foreseeable future.

SiRF calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of the subsequent year.

As of December 27, 2008, SiRF had federal and state net operating loss carryforwards of approximately $66.4 million and $77.4 million, respectively. Out of $66.4 million, $2.5 million will be recognized in additional paid-in capital when realized. Out of $77.4 million, $0.9 million will be recognized in additional paid-in capital when realized. The Company also had federal research and development tax credits of approximately $13.5 million and California research and development credits of approximately $14.6 million. The federal and state net operating loss and credit carryforwards expire at various dates in the years 2010 through 2028, if not utilized. As of December 27, 2008, SiRF had other tax credits of approximately $2.1 million which will expire beginning in 2014 if not utilized.

SiRF has performed an analysis of its net operating loss carryforwards and credit carryforwards pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. Due in part to equity financings and losses of acquired entities, SiRF experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, the use of the net operating loss carryforwards and credit carryforwards is partially limited by the annual limitations described in Sections 382 and 383 of the Code. To the extent that any single-year loss or credit is not utilized to the full amount of such limitations, such unused loss or credit is carried over to subsequent years until the earlier of its utilization or the expiration of the relevant carryforward period. If such

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual limitations pursuant to Sections 382 and 383 of the Code result in the expiration of net operating loss carryforwards and/or credit carryforwards before utilization, then those amounts have been excluded from the total deferred tax assets.

The provision for (benefit from) income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rates to income before taxes as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Federal tax at statutory rate	$(126,020)	$(2,008)	$3,979
State taxes, net of federal benefit	(62)	(416)	(722)
Non-deductible expenses	62	70	40
Impact of stock-based compensation	5,122	3,888	3,512
Research and development credit	(1,083)	(1,722)	(3,495)
Non-deductible acquired in process research and development expense	—	4,865	4,326
Foreign tax rate differential	23,371	343	1,064
(Benefit) detriment from recording net deferred tax assets	—	—	215
Goodwill impairment	65,155	—	—
Change in valuation allowance	70,330	—	—
Other	2,042	(360)	50

Total provision for income taxes	$38,917	$4,660	$8,969

The 2008 provision for income taxes differed from the statutory federal tax rate of 35% as a result of the change of valuation allowance, non-deductible goodwill impairment expense and foreign operating losses which are not benefited for U.S. tax purposes, partially offset by foreign income taxed at rates where SiRF has lower statutory rates as compared to the U.S.

Foreign pre-tax loss was $59.6 million and $2.7 million in 2008 and 2006, respectively. Foreign pre-tax income was $4.7 million in 2007. The cumulative unremitted foreign earnings at December 27, 2008 that are considered to be permanently invested outside the United States, and on which no U.S. taxes have been provided, are approximately $4.0 million. The determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. If these earnings were remitted to the U.S., they would be subject to domestic and/or foreign taxes.

Consistent with the proportion of earnings outside of the U.S., SiRF has negotiated tax holidays on certain foreign earnings which terminate in 2009, 2010 and 2017. The tax holidays are conditional upon SiRF meeting certain employment and investment thresholds. The impact of the tax holiday decreased income taxes by approximately $0.2 million in 2008 as compared to $1.2 million in 2007. There was no impact on diluted net income per share in 2008 from the benefit of the tax holiday. The benefit of the tax holiday on diluted net income per share was approximately $0.02 in 2007.

SiRF adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN, No. 48, on January 1, 2007. As a result of the implementation of FIN No. 48, SiRF recognized an increase of approximately $0.1 million in “long-term income taxes payable” for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in an increase of $0.1 million in accumulated deficit.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SiRF’s total amount of unrecognized tax benefits as of December 27, 2008 was $13.2 million, of which $0.2 million, if recognized, would affect its effective tax rate. Separately, SiRF has recognized a net amount of $3.0 million in “long-term income taxes payable” for unrecognized tax benefits in its consolidated balance sheet. As of December 31, 2007, SiRF’s total amount of unrecognized tax benefits was $9.3 million, of which $5.5 million, if recognized, would affect its effective tax rate.

Upon adoption of FIN No. 48, SiRF’s historical policy of including interest and penalties related to unrecognized tax benefits within SiRF’s “provision for (benefit from) income taxes,” remained unchanged. As of December 27, 2008, SiRF had $0.1 million accrued for payment of interest and penalties related to unrecognized tax benefits. SiRF derecognized $0.3 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes for the year ended December 27, 2008. As of December 31, 2007, SiRF had $0.4 million accrued for payment of interest and penalties related to unrecognized tax benefits ($0.2 million as of the adoption date of FIN No. 48). SiRF recognized $0.2 million of interest and penalties related to unrecognized tax benefits in its provision for income taxes for the year ended December 31, 2007.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 27, 2008	December 31, 2007
Gross unrecognized tax benefits as of the beginning of the year	$9,297	$5,625
Increase in prior year tax positions	598	—
Decrease in prior year tax positions	(131)	(387)
Increase in current year tax positions	3,471	4,059

Gross unrecognized tax benefits as of end of year	$13,235	$9,297

As of December 27, 2008, SiRF does not expect a material change to the total amount of unrecognized tax benefits over the next twelve months.

SiRF files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The tax years 1995 to 2008 remain subject to examination by federal and state tax authorities. Generally, years beginning after 2006 are open to examination by tax authorities in major foreign jurisdictions.

Note 19.	Employee Benefit Plan

SiRF has a 401(k) profit-sharing plan covering substantially all employees. The plan is a Group Annuity Contract in accordance with Section 401 of the Code. SiRF made no contributions to the plan in any period.

Note 20.	Related Party Transactions

Certain customers and/or suppliers of SiRF, who are also common stockholders and/or have a common board member, are considered as related parties. SiRF entered into an agreement with Skyworks Solutions, Inc., or Skyworks, to manufacture certain of its chip set products. One of SiRF’s board members, Moiz Beguwala, is also a board member of Skyworks. SiRF had no purchases from Skyworks during 2008. During 2007 and 2006, SiRF purchased an insignificant amount and $0.2 million, respectively, of product from Skyworks. As of December 27, 2008 and December 31, 2007, SiRF did not have any trade payables to Skyworks and did not have any non-cancelable purchase orders with Skyworks.

As discussed above in Note 5, Acquisitions and Divestiture, during the first quarter of 2006, SiRF acquired TrueSpan, a development-stage company specializing in systems communication. One of SiRF’s board members,

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diosdado P. Banatao, is a founder of Tallwood Venture Capital, or Tallwood, a venture capital firm focusing on semiconductors and semiconductor related technologies. Tallwood was an investor in TrueSpan and owned 4.0 million shares of preferred stock at the time of acquisition. Diosdado P. Banatao recused himself from SiRF’s decision to acquire TrueSpan. There was no preferential treatment given to Tallwood as part of this acquisition, the preferred stock owned by Tallwood was purchased at the same payout rate as other holders of preferred stock.

As discussed above in Note 5, Acquisitions and Divestiture, SiRF sold 85% of its holdings in Kisel. Subsequent to the sale, Kisel provided certain engineering services to SiRF, which were immaterial as of December 27, 2008.

Note 21.	Commitments and Contingencies

SiRF may be subject to claims, legal actions and complaints, including patent infringement, arising in the normal course of business. The likelihood and ultimate outcome of such an occurrence is not presently determinable; however, there can be no assurance that SiRF will not become involved in protracted litigation regarding alleged infringement of third party intellectual property rights or litigation to assert and protect SiRF Technology, Inc.’s patents or other intellectual property rights. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of SiRFs resources that could materially and adversely affect its business and operating results.

From time to time, SiRF enters into types of contracts that contingently require it to indemnify parties against third party claims. These contracts primarily relate to: (i) real estate leases, under which SiRF may be required to indemnify property owners for environmental and other liabilities, and other claims arising from use of the applicable premises; (ii) agreements with SiRF’s officers, directors and employees, under which SiRF may be required to indemnify such persons from liabilities arising out of their employment relationship; and (iii) agreements with customers to purchase chip sets and to license SiRF’s IP core technology or embedded software, under which SiRF may indemnify customers for intellectual property infringement claims, product liability claims or recall campaign claims related specifically to SiRF’s products. As for indemnifications related to intellectual property, these guarantees generally require SiRF to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims alleged against SiRF’s products. Indemnifications related to product liability claims generally require SiRF to compensate the other party for damages stemming from use of SiRF’s products. Indemnifications related to recall campaigns generally require SiRF to compensate the other party for costs related to the repair or replacement of defective products. The nature of the intellectual property indemnification, the product liability indemnification, and the recall campaign indemnification prevents SiRF from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers in the event it is required to meet its contractual obligations. Historically, SiRF has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations. SiRF can provide no assurance as to the impact of the litigation on its customers and it may be subject to indemnification claims in the future. To date, SiRF has not received any claims for indemnification with respect to the ITC Final Determination (as defined below). However, SiRF has covered the litigation expenses related to the ITC investigation.

On December 15, 2006, SiRF’s subsidiary, SiRF Technology, Inc., filed a patent infringement complaint against Global Locate, Inc. and its United States distributor, SBCG, Inc. d/b/a Innovation Sales Southern California, in the United States District Court for the Central District of California. The complaint alleges infringement by Global Locate and SBCG of four patents assigned to SiRF Technology, Inc. and seeks both monetary damages and an injunction to prevent further infringement. On January 8, 2007, Global Locate answered the aforementioned complaint and filed counterclaims alleging infringement by SiRF Technology, Inc. of four patents and seeking monetary damages and an injunction to prevent further alleged infringement. On

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 30, 2007, Global Locate filed an amended answer with additional counterclaims alleging violations by SiRF Technology, Inc. of the Sherman Antitrust Act and of the California Business and Professions Code. On October 3, 2007, the District Court stayed both parties’ claims and counterclaims in their entirety pending resolution of the two ITC investigations described below.

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation, of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, and the Administrative Law Judge’s, or ALJ’s, Final Initial and Recommended Determination, or ID, was filed June 13, 2008. The ID upheld the validity of SiRF’s U.S. patent No. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. patent No. 7,043,363 invalid and not infringed. On June 27, 2008, the parties submitted to the ITC Petitions for Review of the ID. On August 14, 2008, a Notice of Commission Decision Not to Review a Final Determination Finding No Violation of Section 337 was issued, whereby the ITC determined not to review the ID. On October 13, 2008, SiRF Technology, Inc. filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, appealing the ITC’s decision and all underlying orders, rulings, and findings, including the ID.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation, or the Investigation, of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and the customers named in the investigation, E-TEN Information Systems Co., Ltd., Mio Technology Ltd, USA, MiTAC International Corp. and Tharos Science & Applications, Inc., or the Named Respondents. As a result, on April 30, 2007, the ITC instituted an action titled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. Upon its acquisition of Global Locate, Broadcom was subsequently added as an additional complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008.

On August 8, 2008, the ALJ issued a Notice regarding the Initial Determination in this matter. This Notice contained conclusions of law that all six of the asserted Broadcom patents (1) had an existing domestic industry, (2) were valid, and (3) were infringed by certain of SiRF Technology, Inc.’s products. On August 22, 2008, the ALJ issued a Recommended Determination on Remedy and Bonding in this matter, which recommended to the ITC that, if a violation of Section 337 has occurred (1) those of SiRF Technology, Inc.’s products that are accused products in the Investigation, if found to infringe a patent at issue in the Investigation, should be excluded from the United States, (2) an exclusion order should be issued prohibiting the importation into the United States of products containing any of such SiRF Technology, Inc.’s products (i.e., “downstream” products) that may be found to infringe, and (3) a Cease and Desist Orders should be issued prohibiting SiRF Technology, Inc. and the domestic Named Respondents from importing or selling in the United States those of SiRF Technology, Inc.’s products that may be found to infringe any asserted patent. On August 25, 2008, SiRF Technology, Inc. filed a Petition to Review the Initial Determination with the ITC. In addition to SiRF Technology Inc.’s Petition, the ITC’s Office of Unfair Import Investigations also independently filed a Petition for Review of the Initial Determination.

On October 9, 2008, the ITC issued a Notice indicating that it had determined to review in part the Initial Determination. Specifically, the ITC determined to review (1) the ALJ’s finding that Global Locate has standing

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to assert U.S. Patent No. 6,606,346, a patent that was asserted by Global Locate against a low-volume SiRF Technology, Inc. hardware product that does not impact SiRFStarII, SiRFStarIII or SoC portfolio; (2) the ALJ’s finding that SiRF Technology, Inc. directly infringes claim 1 of U.S. Patent No. 6,704,651 (asserted against certain SiRF Technology, Inc. software) through its commercial activities; and (3) the ALJ’s finding that SiRF Technology, Inc. directly infringes claim 1 of U.S. Patent No. 6,651,000 (also asserted against certain SiRF Technology, Inc. software) through its commercial activities. Since the date of the initial determination and before the final determination, SiRF Technology, Inc. released new versions of its software. The ITC determined not to review the remaining issues presented by SiRF Technology, Inc. and by the Office of Unfair Import Investigations in their respective Petitions for Review, including issues related to the ALJ’s finding of infringement of U.S. Patent Nos. 6,417,801, 6,937,187, and 7,158,080 (each of which was also asserted against certain SiRF Technology, Inc. software); the ALJ had found that each of those patents was infringed by SiRF Technology, Inc.’s commercial activities. With respect to the scope of remedy, the United States Court of Appeals for the Federal Circuit on October 14, 2008 in Kyocera Wireless Corp. v. ITC held that the ITC has no statutory authority to issue a Limited Exclusion Order against downstream products of parties who are not named as respondents in an ITC case. The vast majority of SiRF Technology, Inc.’s customers were not named as respondents in Broadcom’s ITC case against SiRF Technology, Inc. In view of Kyocera Wireless Corp. v. ITC, and because the ALJ had not yet issued a public version of the Recommended Determination on Remedy and Bonding, on October 21, 2008, the ITC extended the deadline for submissions on remedy, the public interest, and bonding until October 27, 2008 and extended the target date of the Investigation by 30 days, until January 8, 2009.

The ITC issued its Final Determination on January 15, 2009. The ITC modified certain of the ALJ’s findings, but determined on the basis of its modified findings that Global Locate has standing to assert U.S. Patent No. 6,606,346 and that SiRF Technology, Inc. directly infringes U.S. Patent No. 6,704,651 and U.S. Patent No. 6,651,000 through its commercial activities. The ITC issued a Limited Exclusion Order against the Named Respondents. The ITC also issued Cease and Desist Orders against SiRF Technology, Inc. and the domestic Named Respondents. In light of Kyocera Wireless, the ITC determined to limit the scope of the Limited Exclusion Order to products that are manufactured abroad or imported by, or on behalf of, the Named Respondents and that are covered by the asserted patent claims, and the ITC denied Global Locate’s request to extend the Exclusion Order to “downstream” articles of non-respondents that incorporate such covered products. The Limited Exclusion Order prohibits SiRF Technology, Inc. from the unlicensed entry of the infringing products into the United States by or on behalf of SiRF or Named Respondents. The ITC issued Cease and Desist Orders prohibiting SiRF and the domestic Named Respondents from importing or selling in the United States SiRF’s products that may be found to infringe any asserted patent. In 2008, the Named Respondents collectively represented approximately 7% of SiRF’s net revenues.

The Limited Exclusion Order and the Cease and Desist Orders, together the Orders, provide that, subject to posting a bond in the amount of 100% of the imported value per unit for covered products, SiRF Technology, Inc. may continue any conduct prohibited by the Orders during the 60-day Presidential review period during which the ITC’s determination is subject to review by the United States Trade Representative as delegated by the President of the United States. It may well be that the President, acting through the United States Trade Representative, will not find any compelling circumstances to disapprove the Orders. If so, after expiration of the 60-day Presidential review period on March 16, 2009, SiRF Technology, Inc. may file a Notice of Appeal in the United States Court of Appeals for the Federal Circuit and seek review of the ITC’s orders and determinations in this Investigation.

On May 14, 2008, Broadcom filed a patent infringement complaint against SiRF Technology, Inc. in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008,

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SiRF Technology, Inc. answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, SiRF Technology, Inc. has filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents. Through its Reexamination Requests and, in SiRF Technology, Inc.’s view of what are substantial new questions of patentability raised by prior art that SiRF Technology, Inc. believes may not have been previously considered in full by the U.S. Patent and Trademark Office, SiRF Technology, Inc. has sought review and invalidation of all four of the Broadcom patents-in-suit. The U.S. Patent and Trademark Office granted each of SiRF Technology, Inc.’s requests for reexamination with respect to the four patents and has ordered their reexamination. On September 15, 2008, the Honorable James v. Selna denied SiRF Technology, Inc.’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its nascent stages and no estimate can be made about the likelihood or impact of any final decision. No assurance can be made that Broadcom will not seek to commence additional litigation against SiRF Technology, Inc., or that the pending litigation with Broadcom will not have a material adverse effect on its business. See Item 3, Legal Proceedings, under Part I of this report for further information.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against SiRF and certain of its officers and directors. These complaints allege that SiRF, and certain of its officers and directors, made misleading statements and/or omissions relating to its business and operating results in violation of the federal securities laws. These cases have been consolidated and a consolidated amended complaint was filed on July 28, 2008. On September 26, 2008, SiRF filed a motion to dismiss all claims asserted in the consolidated amended complaint. The motion has been fully briefed and SiRF anticipates that a hearing on the motion will be held on April 17, 2009.

Also in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the County of Santa Clara, against certain of SiRF’s officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and a consolidated complaint was filed on November 18, 2008. On January 21, 2009, the parties submitted a stipulation to the court staying the derivative litigation pending resolution of SiRF s motion to dismiss the securities litigation pending in the Northern District of California.

On February 13, 2009, a complaint regarding a purported class action lawsuit, Diaz v. Banatao, et al., was filed in the Superior Court of California, Santa Clara County, against SiRF and SiRF’s Board of Directors in connection with that certain Agreement and Plan of Merger, dated as February 9, 2009, or Merger Agreement, by and among SiRF, CSR plc, or CSR, and Shannon Acquisition Sub, Inc., a wholly-owned subsidiary of CRS, or Shannon. The complaint alleges, among other things, that (1) SiRF’s Board of Directors violated its fiduciary duties to SiRF’s stockholders by approving the Merger and certain terms set forth in Section 5.4 of the Merger Agreement related to SiRF’s ability to solicit, consider or accept alternative proposals, (2) SiRF aided and abetted its Board of Directors’ alleged breach of fiduciary duty and (3) the Merger Consideration is unfair for reasons including, but not limited to, a temporarily low stock price and that the book value of a share of stock allegedly exceeds the Merger Consideration per share. The complaint seeks, among other things, an injunction prohibiting SiRF and CSR from consummating the Merger, rescission of the Merger if the Merger is consummated prior to the entry of final judgment by the court, an accounting by the defendants to the plaintiffs for all damages caused by them and an accounting for all profits and any special benefits obtained by the defendants as a result of any breach of fiduciary duty and attorneys’ fees and expenses. SiRF intends to vigorously defend against the lawsuit.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 20, 2009, a complaint regarding a purported class action lawsuit, Reich v. SiRF Technology Holdings, Inc. et al., was filed in the Superior Court of California, Santa Clara County, against SiRF and SiRF’s Board of Directors in connection with the Merger Agreement. The complaint alleges that, in approving the Merger, SiRF’s Board of Directors breached their fiduciary duties of loyalty, good faith, due care and disclosure by, among other things, (i) agreeing to sell SiRF without first taking steps to ensure that SiRF’s stockholders would obtain adequate, fair, and maximum consideration under the circumstances and (ii) engineering the Merger to benefit themselves and/or CSR without regard for SiRF’s stockholders. The complaint further alleges that SiRF aided and abetted SiRF’s Board of Directors’ breaches of fiduciary duty. The complaint seeks, among other things, to enjoin the Merger, to compel SiRF’s Board of Directors to properly exercise their fiduciary duties to SiRF’s stockholders, to impose a constructive trust, in favor of the plaintiffs, upon any benefits improperly received by SiRF’s Board of Directors as a result of their wrongful conduct and to award the plaintiffs the costs and disbursements of the class action, including reasonable attorneys’ and experts’ fees. SiRF intends to vigorously defend against the lawsuit.

On February 27, 2009, plaintiffs in the above-referenced derivative litigation filed an amended, consolidated complaint, which added a purported class action claim against SiRF and SiRF’s Board of Directors in connection with the Merger Agreement. The class action allegations asserted in the consolidated amended complaint are substantially similar to the allegations set forth in the Diaz and Reich actions, although the class action allegations asserted in the consolidated amended complaint contain the additional allegation that SiRF entered into the Merger Agreement for the purpose of evading alleged liability relating to the derivative claims. Plaintiffs also seek to compel certain changes in SiRF’s corporate governance. SiRF intends to vigorously defend against these class action claims. The Diaz and Reich complaints and the complaint filed by the plaintiffs in the above-referenced derivative litigation may be amended in the future and other similar lawsuits may be filed although SiRF is not currently aware of any.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. If infringement claims are brought against SiRF, these assertions could distract SiRF’s management and necessitate SiRF’s expenditure of potentially significant funds and resources to defend or settle such claims. SiRF cannot be certain that it will have the financial resources to defend itself against any patent or other intellectual property litigation. If SiRF is unsuccessful in any challenge to its rights to market and sell its products, SiRF may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•

expense significant resources to modify or redesign its products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•

obtain licenses to the disputed rights, which could require SiRF to pay substantial upfront fees and future royalty payments and may not be available to it on acceptable terms, if at all, or to cease marketing the challenged products.

Before SiRF could be successful in defending an infringement claim, SiRF’s customers may already be reluctant to include SiRF on their future product design. Therefore, even if SiRF is successful in defending an infringement claim, negative publicity could already have a material adverse effect on its business in addition to the expense, time delay, and burden on management of litigation.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leases

SiRF leases facilities and certain equipment under operating lease agreements, which require payment of property taxes, insurance and normal maintenance costs. SiRF also accounts for certain term-based software licenses as capital lease agreements, which require future payment commitments on behalf of SiRF. Many of SiRF’s facility leases contain renewal options, which provide the option to extend its lease based upon the terms of the agreement. These renewal options do not represent a future commitment on behalf of SiRF.

As of December 27, 2008, future minimum lease payments required under operating leases are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending
2009	—	5,871
2010	—	4,308
2011	—	328
2012	—	166
2013	—	25
Thereafter	—	—

Total future minimum lease payments	—	$10,698

Rent expense was $3.4 million, $2.8 million and $2.4 million in 2008, 2007 and 2006, respectively.

Non-cancelable Purchase Obligations

SiRF also has short-term commitments in the form of non-cancelable purchase obligations which totaled approximately $1.5 million as of December 27, 2008. These obligations primarily relate to commitments for licenses and maintenance fees, as well as consulting and other service arrangements.

Note 22.	Other Income (Expense), Net

Other income (expense), net for the periods presented was as follows:

	Year Ended
	December 27, 2008	December 31, 2007	December 31, 2006
	(In thousands)
Interest income	3,031	7,997	6,865
Other income (expense), net	(862)	(605)	(232)
Gain on divestiture	914	—	—
Release of escrow funds	6,000	—	—
Note receivable impairment	(11,800)	—	—

SiRF generated interest income from its cash and cash equivalents and marketable securities.

Other expense, net in 2008 was primarily related to foreign currency losses of $0.6 million. Other expense, net in 2007 was primarily related to settlement expenses incurred related to an employee arbitration award against SiRF reflecting the final settlement related to the employee arbitration matter. Other expense, net in 2006 was primarily comprised of a one-time gain recognized related to a patent infringement litigation settlement with u-Nav Microelectronics Corp., or u-Nav, offset by a loss incurred related to an interim employee arbitration award against SiRF.

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 24, 2008, SiRF entered into a share purchase agreement whereby it sold 85% of its holdings in Kisel to certain former Kisel employees for an aggregate of $1.0 million in cash and $2.2 million in promissory notes. As Kisel’s operations and cash flows cannot be clearly distinguished operationally or for financial reporting purposes, this sale did not meet the criteria for discontinued operations treatment and, as such, the historical results of Kisel remain included in the results from operations for all presented periods. The net book value of Kisel as of the date of the sale was $2.3 million, including approximately $1.1 million in cash. In relation to the sale, SiRF recorded a net gain on divestiture of $0.9 million.

In the fourth quarter of 2008, SiRF received $6.0 million of the funds previously held in escrow to cover indemnification claims in connection with the acquisition of Centrality. See Note 5, Acquisitions and Divestiture, for further information.

On January 24, 2008, SiRF entered into a loan and security agreement whereby SiRF agreed to make two advances totaling $13.5 million to a potential acquisition target in connection with SiRF’s proposal to acquire all outstanding shares of this entity. The loan agreement is collateralized by a security interest in all of the noteholder’s current and subsequently acquired assets, including without limitation all accounts, documents, equipment, general intangibles, goods, fixtures, instruments, inventory, financial assets and money. SiRF has also entered into a Form of Intellectual Property Security Agreement whereby SiRF obtained a security interest in all of the target entity’s rights, title and interest in its intellectual property, including without limitation copyrights, patents and trademarks. The entire outstanding principal balance of the advances bears interest at a fixed rate of 5.0% per annum and is payable on July 24, 2009, or at an earlier date, if the noteholder is acquired by a party other than SiRF pursuant to the terms of the agreement. Subsequent to executing this agreement, SiRF decided not to proceed with the acquisition. In the second quarter of 2008, SiRF determined it was no longer probable that the principal under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. As mentioned under Note 4 above, SiRF performed an impairment analysis of the fair value of the note receivable and, as a result of that analysis, recorded an impairment charge of $11.8 million. There was no additional impairment recorded during the quarter ended December 27, 2008. See Note 4, Fair Value, for further information, and Note 23, Subsequent Events, for subsequent settlement of this note receivable.

Note 23.	Subsequent Events

On February 9, 2009, SiRF settled the note receivable and entered into a contingent loan assignment and assumption agreement with the borrower and a third party for the assignment by SiRF of the note receivable which had an outstanding balance of $13.5 million. Under the terms of the loan assignment and assumption agreement, in the event of a change of control of the borrower with the third party, on or before July 24, 2009, SiRF will receive $9.0 million, plus interest from January 31, 2009. On February 24, 2009, SiRF received $9.0 million, plus interest from January 31, 2009, as payment in full under the contingent loan assignment and assumption agreement.

On February 9, 2009, SiRF entered into an Agreement and Plan of Merger, or the Merger Agreement, with CSR and Shannon. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Shannon Acquisition Sub, Inc. will merge with and into SiRF, with SiRF surviving as a wholly-owned subsidiary of CSR, or the Merger.

As a result of the Merger, subject to certain exceptions, (i) each issued and outstanding share of SiRF’s common stock will be converted into the right to receive 0.741, of a fully paid ordinary share of CSR, subject to anti-dilution adjustments, or the Exchange Ratio, (ii) each issued and outstanding option to acquire shares of

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SiRF’s common stock issued under any of SiRF’s equity compensation plans, whether vested or unvested, will be converted into an option (A) exercisable for that number of CSR’s ordinary shares equal to the product of (x) the aggregate number of shares of SiRF’s common stock for which such option was exercisable multiplied by (y) the Exchange Ratio, rounded down to the nearest whole share, and (B) with an exercise price per share equal to (x) the aggregate exercise price of such option divided by (y) the number of CSR’s ordinary shares for which such converted stock option shall be exercisable; and (iii) each issued and outstanding restricted stock unit with respect to shares of SiRF’s common stock granted pursuant to any of SiRF’s equity compensation plans, whether vested or unvested, will be converted into a restricted stock unit, on the same terms and conditions (including applicable vesting requirements and deferral provisions) as applied to each such restricted stock unit, with respect to the number of CSR’s ordinary shares that is equal to the number of shares of SiRF’s common stock subject to the restricted stock unit multiplied by the Exchange Ratio (rounded to the nearest whole share). Holders of SiRF’s common stock prior to the Merger will receive cash in the Merger in lieu of fractional ordinary shares of CSR.

Based on the closing stock price for CSR on February 9, 2009, this consideration would be equivalent to $2.06 worth of CSR ordinary shares for each SiRF share of common stock, representing total consideration of $136 million. This represents a premium to SiRF’s stockholders of approximately 91% over SiRF’s closing stock price on February 9, 2009. Upon the closing of the transaction, SiRF’s stockholders are expected to own approximately 27% and CSR shareholders are expected to own approximately 73% of the combined company. The transaction is expected to be tax-free for SiRF’s stockholders.

The completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by SiRF’s stockholders; (ii) approval of the transactions contemplated by the Merger Agreement by CSR’s shareholders; (iii) effectiveness of admission of CSR’s ordinary shares to be issued to SiRF’s stockholders to the Official List of the United Kingdom Listing Authority and to trading on the London Stock Exchange’s main market for listed securities, subject only to allotment; (iv) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) absence of laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit consummation of the Merger; and (vi) effectiveness under the Securities Act of 1933 of the registration statement relating to the CSR ordinary shares to be issued to SiRF’s stockholders and absence of any stop order in respect thereof or proceedings by the SEC for that purpose.

The Merger Agreement contains specified termination rights for the parties. SiRF would be required to pay CSR a termination fee of $3.66 million if: (i) the Merger Agreement is terminated in certain circumstances where SiRF receives a proposal to acquire SiRF that SiRF’s board of directors determines is a Superior Proposal (as defined in the Merger Agreement); (ii) SiRF’s board of directors withdraws, modifies or amends its recommendation to approve the Merger in any manner adverse to CSR; provided that such withdrawal, modification or amendment was not based on facts that, were the Merger to be consummated on the date of such withdrawal, modification or amendment, would result in CSR’s representations and warranties not being accurate and which inaccuracies would reasonably be expected to have, individually or in the aggregate, a material adverse effect with respect to CSR; or (iii) (A) a proposal to acquire SiRF has been publicly made or proposed to SiRF’s stockholders or otherwise publicly announced (whether or not conditional) and not withdrawn; (B) the Merger Agreement is terminated due to the failure of SiRF’s stockholders to adopt the Merger Agreement; and (C) within six months following such termination, SiRF enters into a contract providing for the implementation of a proposal to acquire SiRF (which proposal is ultimately consummated) or consummates any such proposal, whether or not such proposal was the same takeover proposal referred to in clause (A). CSR would be required to pay SiRF a termination fee of $3.66 million if the Merger Agreement is terminated by SiRF because CSR’s board of directors withdraws, modifies or amends its recommendation to approve the Merger in any manner adverse to

SiRF Technology Holdings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SiRF; provided that such withdrawal, modification or amendment was not based on facts that, were the Merger to be consummated on the date of such withdrawal, modification or amendment, would result in SiRF’s representations and warranties not being accurate and which inaccuracies would reasonably be expected to have, individually or in the aggregate, a material adverse effect with respect to SiRF.

Following the completion of the Merger, it is currently anticipated that CSR’s board of directors will be expanded to add two members from SiRF’s board of directors, Diosdado Banatao and Kanwar Chadha. Joep van Beurden, CSR’s current Chief Executive Officer, will lead the combined company as Chief Executive Officer with the remaining leadership to be comprised of executives from both SiRF and CSR. The combined company will be headquartered in Cambridge (United Kingdom), and SiRF’s San Jose, California headquarters will become the headquarters for CSR’s U.S. operations.

Note 24.	Selected Quarterly Financial Data (Unaudited)

The following table contains selected unaudited quarterly financial data for 2008 and 2007:

	Quarter Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008 (1)	Sept. 27, 2008	Dec. 27, 2008
	(In thousands, except per share amounts)
	(Unaudited)
Net revenue	$67,264	$70,601	$91,161	$100,354	$61,976	$63,137	$60,071	$47,268
Gross profit (1)	$36,274	$38,076	$44,944	$48,320	$26,371	$13,235	$25,641	$19,211
Net income (loss) (1)	$2,804	$2,137	$(16,055)	$717	$(28,085)	$(332,563)	$(20,926)	$(17,399)
Net income (loss) per share: (1)(2)
Basic	$0.05	$0.04	$(0.28)	$0.01	$(0.47)	$(5.41)	$(0.34)	$(0.28)
Diluted	$0.05	$0.04	$(0.28)	$0.01	$(0.47)	$(5.41)	$(0.34)	$(0.28)
Weighted average number of shares used in per share calculations:
Basic	52,171	52,816	56,954	59,998	60,334	61,508	62,333	62,574
Diluted	56,346	56,461	56,954	64,338	60,334	61,508	62,333	62,574

(1)

During the quarter ended June 30, 2008, SiRF recorded various impairment charges related to its goodwill of $215.7 million, intangible assets of $42.9 million, note receivable of $11.8 million and provided valuation of its domestic deferred tax assets of $38.0 million.

(2)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual per share information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. SiRF maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by SiRF in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to SiRF’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating SiRF’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. SiRF’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, SiRF’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, SiRF’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, SiRF’s disclosure controls and procedures were effective at the reasonable assurance level.

After the completion of SiRF’s third fiscal quarter of 2008 and in connection with the audit of SiRF’s consolidated financial statements for the year ended December 27, 2008, SiRF identified a material weakness in the tax accounting process, under the standards established by the Public Company Accounting Oversight Board. Specifically, controls relating to the oversight and review of tax provisions by no qualified personnel experienced in the appreciation of the rules, regulations and related accounting and timely consultation with experts were ineffective. The material weakness caused errors in SiRF’s income tax expense, however, did not materially impact its consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting can be found on page 70.

(b) Changes in internal control over financial reporting. To remediate the material weakness noted above, SiRF continued the efforts already underway to review and make necessary changes to improve SiRF’s internal control over financial reporting, which included hiring qualified personnel experienced in application of tax rules and regulations and accounting for income taxes and implementation of additional review of tax provisions and reconciliations, and consulting with tax experts in a timely manner. SiRF believes these measures have remediated this error and that SiRF has effective internal controls over financial reporting. Other than these changes, there were no changes in SiRF’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during SiRF’s last quarter that has materially affected, or is reasonably likely to materially affect, SiRF’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Executive Officers and Directors

The names of SiRF’s executive officers and directors and their ages as of February 27, 2009 are as follows:

Name	Age	Position(s)
Diosdado P. Banatao	62	Executive Chairman, Interim Chief Executive Officer and Director
Dennis Bencala	53	Chief Financial Officer
Kanwar Chadha	49	Vice President, Strategic Corporate Initiatives, Corporate Marketing, Director and Founder
Robert Baxter	53	Senior Vice President
John Quigley	52	Senior Vice President, Engineering
Ahmet Alpdemir	51	Vice President, Product Marketing
Adam R. Dolinko	40	Vice President, Corporate Development and General Counsel
Michael Kelly	56	Vice President, Sales
Jim Murphy	54	Vice President, Human Resources
Atul P. Shingal	48	Vice President, Operations
Moiz M. Beguwala	62	Director
Mohanbir Gyani	57	Director
Stephen C. Sherman	65	Director
James M. Smaha	73	Director
Sam S. Srinivasan	64	Director

Diosdado P. Banatao has served as SiRF’s Executive Chairman and Interim Chief Executive Officer since April 2008 and as its Chairman since its inception. Mr. Banatao has served as a managing partner of Tallwood Venture Capital, a venture capital firm, since June 2000. From January 1998 to May 2000, Mr. Banatao served as a venture partner at Mayfield Fund, a venture capital firm. Mr. Banatao founded S3 Incorporated (which changed its name to SonicBlue Incorporated), a provider of consumer digital entertainment products, where he served as President and Chief Executive Officer from January 1989 until January 1992 and as Chairman from January 1992 to December 1997. Mr. Banatao also co-founded Chips & Technologies and Mostron. Mr. Banatao holds a B.S. in electrical engineering from the Mapua Institute of Technology and an M.S. in electrical engineering and computer science from Stanford University.

Dennis Bencala has served as Chief Financial Officer since September 2008. Mr. Bencala joined SiRF in January 2000 as its Corporate Controller and became Senior Director, Investor Relations and Business Development, in August 2007. Prior to joining SiRF, from 1995 to 1999, Mr. Bencala served as Corporate Controller at ScanVision, Inc., a developer of image sensing semiconductor products. From 1978 to 1995, Mr. Bencala held various finance positions including Accounting Manager, Contracts Manager, and Subcontract Business Manager at EG&G Reticon and Lockheed Missiles and Space Company. Mr. Bencala holds a B.S. in Finance from San Diego State University.

Kanwar Chadha, one of SiRF’s founders, has served as its Vice President, Strategic Corporate Initiatives, Corporate Marketing since February 2009 and as one of its directors since its inception in February 1995. Mr. Chadha served as its Vice President, Marketing since SiRF’s inception in 1995 until February 2009. Prior to founding SiRF, Mr. Chadha served as Director of Strategic Marketing and as General Manager of the Multimedia Group at S3 from October 1992 to January 1995. From April 1992 to September 1992, Mr. Chadha was a management consultant with S3 and Arcus Technology, a data solutions company. From October 1989 to March 1992, Mr. Chadha served as Chairman of AQuest, Inc., a multimedia company. From October 1983 to September 1989, Mr. Chadha served in various marketing management positions, including Product Line Manager for Coprocessors and i860 RISC Processors, at Intel Corporation. Mr. Chadha holds a B.S. in electrical engineering from the Indian Institute of Technology, New Delhi, a M.S. in Computer Information Systems from the University of Pennsylvania, and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

Rob Baxter joined SiRF in August 2007 as Senior Vice President, as a result of the acquisition of Centrality Communications. Mr. Baxter resigned from SiRF effective as of February 27, 2009 to pursue other interests. Prior to joining SiRF, from December 2004 to August 2007, Mr. Baxter served as President and Chief Executive Officer of Centrality Communications. From July 2003 to December 2004, Mr. Baxter served as Chief Executive Officer at Xanoptix (now Cubic Wafer) and held the position of Senior Vice President and Member of Office of the President at Chartered Semiconductor Manufacturing from July 1998 to December 2002, both semiconductor companies. Mr. Baxter also served in Vice President and General Manager roles in Europe, the United States and Asia during a 16-year career at Motorola in the semiconductor product sector (now Freescale) from August 1982 to July 1998. Mr. Baxter holds a B.S. honors degree in Applied Physics and Electronics and graduated from University College, Durham University in the United Kingdom.

John Quigley has served as SiRF’s Senior Vice President, Engineering since April 2008. Mr. Quigley joined SiRF in January 2007 as its Senior Director of Wireless Engineering. Prior to joining SiRF, from May 2004 to December 2006, Mr. Quigley served as Vice President of Engineering at Airgo Networks (now Qualcomm). From August 1991 to May 2004, Mr. Quigley held various management positions at Motorola, including Global Director for Motorola Semiconductor Radio Product Design Operations and Manager of Motorola’s Low Power Circuits and Systems Research Lab. Mr. Quigley holds a B.S. and M.S. in Electrical Engineering from Colorado State University.

Ahmet Alpdemir has served as Vice President, Product Marketing since February 2009. Prior to joining SiRF, from April 2005 to February 2009, Mr. Alpdemir was a management consultant with Shimdi Venture Advisors where he advised clients across a wide range of technologies and business models. In April, 2000, Mr. Alpdemir founded Dialsurf, Inc. where he served as President and Chief Executive Officer until May 2005. Mr. Alpdemir held a number of positions at Vadem, including Vice President, Business Development and Vice President, Marketing from October 1992 until March 1999. Mr. Alpdemir holds a B.S. in electrical engineering from Iowa State University and an M.B.A. from Armstrong College.

Adam R. Dolinko has served as SiRF’s Vice President, Corporate Development and General Counsel since April 2008. Mr. Dolinko has counseled domestic and international technology companies on corporate matters and major business transactions; principally, Mr. Dolinko was a corporate and securities attorney at Wilson Sonsini Goodrich & Rosati, P.C., where he was a partner from 2001 through 2005 and an associate from 1995 to 2000. Prior to joining SiRF, Mr. Dolinko had been a managing director at VisionPoint Capital, a regional investment banking firm. Mr. Dolinko holds a B.A., cum laude, from the University of California, Los Angeles, and a Juris Doctor, with honors, from the University of Southern California.

Michael Kelly has served as SiRF’s Vice President, Sales since September 2008. Mr. Kelly joined SiRF in August 1998 as Director, North America Sales and became Senior Director, North America Sales, in August 2006. From June 1996 to July 1998, Mr. Kelly served as Director of Sales at Alliance Semiconductor. From May 1985 to May 1996, Mr. Kelly held various sales management positions at NEC, including Sales Manager, Strategic Accounts.

Jim Murphy has served as SiRF’s Vice President, Human Resources since March 2006. Prior to joining SiRF, Mr. Murphy was Senior Human Resources Director for North America at LSI Logic where he held various global HR positions from 1994 through 2006. Previously, Mr. Murphy held management human resources positions with Fairchild Semiconductor and National Semiconductor. Mr. Murphy holds a B.A. from Lawrence University and an M.B.A. from the University of Michigan.

Atul P. Shingal has served as SiRF’s Vice President, Operations since June 2003. Prior to joining SiRF, from July 1999 to June 2003, Mr. Shingal held various engineering positions at Globespan Virata, Inc., a supplier of wireline and wireless communications solutions. From February 1995 to July 1999, Mr. Shingal served as Technology Engineering Development Manager, Worldwide Manufacturing, of Cypress Semiconductor, Inc., a semiconductor company. Mr. Shingal holds a B.S. in mechanical engineering from the Government Engineering

College, India, an M.S. in Electrical Engineering from California State University, San Jose and an M.B.A. from Pune University, India.

Moiz M. Beguwala has served as one of SiRF’s directors since September 2000. Since March 2004, Dr. Beguwala has been an independent consultant. From December 2002 to June 2003, Dr. Beguwala served as SiRF’s acting Chief Executive Officer. From January 1999 to June 2002, Dr. Beguwala served as Senior Vice President and General Manager Wireless Communications of Conexant and from June 2002 to March 2004 as a Senior Vice President of Conexant. From 1993 to December 1998, Dr. Beguwala held various positions at Rockwell Semiconductor Systems, Inc. Dr. Beguwala is a director of Skyworks Solutions, Inc., a publicly traded company, serving on its Governance Committee, Powerwave Technologies, a publicly traded company, serving on its Compensation Committee, and RF Nano, a privately-held company. Dr. Beguwala graduated magna cum laude from the University of California, Los Angeles with a B.S. in electrical engineering. He also holds an M.S.E.E. and a Ph.D. in electrical engineering from the University of Southern California and an executive M.B.A. degree from the Anderson School of Management at the University of California, Los Angeles.

Mohanbir Gyani has served as one of SiRF’s directors since October 2005. Since January 2006, Mr. Gyani has served as Vice Chairman of the Board of Roamware, Inc. and has been a private investor since December 2004. He served as Chief Executive Officer and Chairman of Roamware from May 2005 to December 2005. Mr. Gyani was a senior advisor to the Chairman and Chief Executive Officer of AT&T Wireless from January 2003 to December 2004. He served as President and Chief Executive Officer of AT&T Wireless Mobility Services from 2000 to January 2003. From 1995 to 1999, Mr. Gyani served as Executive Vice President and Chief Financial Officer of AirTouch Communications. He currently serves on the board of directors of Keynote Systems, Mobile Telesystems, Safeway, Inc., and Union Bank of California, as well as certain private companies. Mr. Gyani holds a B.A. degree in business administration, summa cum laude, from San Francisco State University and an M.B.A. in finance from San Francisco State University.

Stephen C. Sherman has served as one of SiRF’s directors since January 2004. Mr. Sherman is a private investor. From May 2000 to December 2001, Mr. Sherman served as Senior Vice President of Fairchild Semiconductor Corporation, a semiconductor company. From October 1992 to December 2001, Mr. Sherman served as President and Chief Executive Officer of QT Optoelectronics, Inc., an optoelectronics company, until it was acquired by Fairchild Semiconductor Corporation. Mr. Sherman holds a B.S. degree in operations management from Oklahoma State University.

James M. Smaha has served as one of SiRF’s directors since October 2000. Mr. Smaha spent 30 years in senior management positions in the semiconductor industry, including General Manager of Fairchild Semiconductor Corporation’s Linear Products Division and National Semiconductor Corporation’s Logic Products Division. Since 1989, he served as an independent consultant, including with S3 and interWAVE Communications International Ltd., a telecommunications company. From 1983 to 1989, Mr. Smaha served as President and Executive Vice President of the Semiconductor Group of National Semiconductor Corporation, a semiconductor company. Mr. Smaha graduated with honors from the University of Maine with a B.A. in mathematics.

Sam S. Srinivasan has served as one of SiRF’s directors since January 2004. Mr. Srinivasan is the founder of Health Language, Inc. and served as its Chief Executive Officer from May 2000 until November 2001. From May 2000 until March 2002, Mr. Srinivasan served as Chairman of Health Language, Inc. From November 1988 until March 1996, Mr. Srinivasan served as Senior Vice President, Finance and Chief Financial Officer of Cirrus Logic. From May 1984 until November 1988, Mr. Srinivasan served as Director of Internal Audits and subsequently as Corporate Controller of Intel Corporation. Mr. Srinivasan holds an M.B.A. from Case Western Reserve University, Cleveland, Ohio.

The information required by this Item 10 regarding SiRF’s nominating and corporate governance committee, SiRF’s audit committee and audit committee financial expert is incorporated by reference from the information contained in SiRF’s definitive proxy statement for its 2009 annual meeting of stockholders that will be filed within 120 days of its year ended December 27, 2008, or the Proxy Statement.

The information required by this Item 10 regarding Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference from the information contained in the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

SiRF has adopted the SiRF Technology Holdings, Inc. Code of Ethics and Business Conduct for Employees, Officers and Directors, or the code of ethics. The code of ethics applies to SiRF’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and all other SiRF employees and is publicly available on SiRF’s website at www.sirf.com. If SiRF makes any amendments to the code of ethics or grants any waiver, including any implicit waiver, from a provision of the code to its Chief Executive Officer, Chief Financial Officer or Corporate Controller that requires disclosure under applicable SEC rules, SiRF intends to disclose the nature of such amendment or waiver on its website.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of February 23, 2009, as to shares of SiRF common stock beneficially owned by: (i) each person who is known by SiRF to own beneficially more than 5% of its common stock, (ii) each of SiRF’s executive officers set forth below, collectively referred to as the named executive officers, (iii) each of SiRF’s directors and (iv) all SiRF directors and executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o SiRF Technology Holdings, Inc., 217 Devcon Drive, San Jose, California 95112.

SiRF has determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. Except as indicated by the footnotes below, SiRF believes, based on the information furnished to it, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The percentage of common stock beneficially owned is based on 62,728,354 shares outstanding as of February 23, 2009. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, SiRF deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after February 23, 2009. SiRF did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
5% Stockholders
Galleon Management (1)	8,265,178	13.2%
Named Executive Officers and Directors
Diosdado P. Banatao (2)	2,242,597	3.6%
Michael L. Canning (3)	6,000	*
Dennis Bencala (4)	52,011	*
Geoffrey Ribar (5)	4,301	*
Philip Lau (6)	900	*
Kanwar Chadha (7)	1,389,258	2.2%
Robert Baxter (8)	317,315	*
John Quigley (9)	33,417	*
Atul Shingal (10)	147,954	*
Moiz M. Beguwala (11)	84,687	*
Mohanbir Gyani (12)	79,750	*
Stephen C. Sherman (13)	106,562	*
James M. Smaha (14)	84,625	*
Sam S. Srinivasan (15)	123,031	*
All directors and executive officers as a group (15 persons) (16)	4,822,613	7.7%

*	Represents beneficial ownership of less than 1%

(1)

Principal address is 590 Madison Avenue, 34th Floor, New York, NY 10022. Based solely on information reported on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2009 by entities affiliated with Galleon Management LLC. These shares consist of 8,265,178 shares beneficially owned by Galleon Special Opportunities Management LLC and Galleon Special Opportunities Management LLC, each with shared voting and dispositive power over the shares. As managing member of Galleon International Management LLC (which is the managing member of Galleon Special Opportunities Management LLC), Raj Rajaratnam has shared voting dispositive power over these shares and may be deemed to beneficially own these shares.

(2)

Principal address is c/o Tallwood Venture Capital, 400 Hamilton Ave., Suite 200, Palo Alto, California 94301. Based on information reported on a Form 4 filed with the Securities and Exchange Commission on December 15, 2008, by Mr. Banatao. Includes 60,969 shares subject to options that are immediately exercisable, 1,086,816 shares held by Tallwood Partners LLC, 54,000 shares held by the Banatao Heritage Trust, 900,000 shares held by Tallwood Equities, LLC and 140,000 shares held by the Tallwood Investment Trust IV. The Reporting Person and his spouse are co-trustees of the Banatao Living Trust. The Banatao Living Trust is the managing member of Tallwood Partners LLC and Tallwood Equities, LLC. The Reporting Person is the co-trustee of the Banatao Heritage Trust and disclaims beneficial ownership of the shares held by such trust. The Reporting Person is a beneficiary of the Tallwood Investment Trust IV and disclaims beneficial ownership of the shares held by such trust, except to the extent of his pecuniary interest. Also includes 812 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(3)	Mr. Canning, SiRF’s former CEO, resigned from SiRF effective April 17, 2008. Based solely on information reported on a Form 4 filed with the Securities and Exchange Commission on May 5, 2008.

(4)	Includes 46,360 shares subject to options that are immediately exercisable. Also includes 1,530 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(5)

Mr. Ribar, SiRF’s former CFO, resigned from SiRF effective May 8, 2008. Based on information reported on a Form 4 filed with the Securities and Exchange Commission on January 22, 2008 and taking into account 22,500 restricted stock units that were cancelled upon his resignation.

(6)

Mr. Lau, SiRF’s former Corporate Controller, resigned from SiRF effective August 8, 2008. Based on information reported on a Form 4 filed with the Securities and Exchange Commission on August 6, 2008 and taking into account 35,700 restricted stock units that were cancelled upon his resignation.

(7)

Includes 634,010 shares subject to options that are immediately exercisable. Also includes 1,000 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009 and 54,400 shares held in trust for members of Mr. Chadha’s family.

(8)

Mr. Baxter, SiRF’s former Senior Vice President, resigned from SiRF effective February 27, 2009. Based on information reported on a Form 4 filed with the Securities and Exchange Commission on August 6, 2008 and taking into account 104,000 restricted stock units that were cancelled upon his resignation and 271,157 shares subject to options that are immediately exercisable.

(9)	Includes 24,000 shares subject to options that are immediately exercisable. Also includes 6,000 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(10)	Includes 142,000 shares subject to options that are immediately exercisable. Also includes 1,000 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(11)	Includes 74,062 shares subject to options that are immediately exercisable. Also includes 625 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(12)	Includes 77,666 shares subject to options that are immediately exercisable. Also includes 2,084 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(13)	Includes 105,687 shares subject to options that are immediately exercisable. Also includes 875 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(14)	Includes 82,875 shares subject to options that are immediately exercisable. Also includes 750 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(15)	Includes 102,093 shares subject to options that are immediately exercisable. Also includes 938 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

(16)	Includes 1,740,144 shares subject to options that are immediately exercisable. Also includes 61,622 shares subject to options or restricted stock units exercisable within 60 days of February 23, 2009.

Equity Compensation Plans

The following table sets forth information as of December 27, 2008 with respect to shares of SiRF’s common stock that may be issued under its existing equity compensation plans, including its 1995 Stock Option Plan, 2004 Stock Incentive Plan, 2004 Employee Stock Purchase Plan, TrueSpan 2004 Stock Incentive Plan and Centrality 1999 Stock Plan.

EQUITY COMPENSATION PLANS INFORMATION

Plan Category	(A) Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (3)	(C) Number of Securities Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	10,573,331	$10.23	7,561,294	(1),(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	10,573,331	$10.23	7,561,294

(1)

Includes the number of shares reserved for issuance under SiRF’s 2004 Stock Incentive Plan. The number of shares reserved for issuance under SiRF’s 2004 Stock Incentive Plan will be increased on the first day of each of SiRF’s fiscal years from 2005 to 2014 by the lesser of 5,000,000 shares, 5% of the outstanding shares of its common stock on the last day of the immediately preceding year or a lesser amount determined by SiRF’s Board of Directors. Stock options, restricted stock, restricted stock units or stock appreciation rights may be awarded under the 2004 Stock Incentive Plan.

(2)

Includes 1,206,676 shares available for sale pursuant to SiRF’s 2004 Employee Stock Purchase Plan. Shares of common stock will be purchased at a price equal to 85% of the fair market value per share of common stock on either the first day preceding the offering period or the last date of the offering period, whichever is less. The number of shares reserved for issuance will be increased on the first day of each fiscal year, commencing in 2005, by the lesser of 750,000 shares, 1.5% of the outstanding common stock on the last day of the immediately preceding year, or such lesser number of shares as is determined by the Board of Directors. For 2009, no additional share reserve increase was approved by the Board of Directors.

(3)	There is no exercise price associated with outstanding restricted stock units. The weighted average exercise price is equal to that of outstanding options and warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

During the year ended December 27, 2008, there were no transactions between SiRF and its directors, executive officers and any holder of five percent or more of SiRF common stock that are required to be disclosed pursuant to Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Policies and Procedures for Approving Related Party Transactions

All material transactions relating to related party transactions must be approved by the Audit Committee of the Board of Directors of SiRF, which is composed of disinterested members of the Board of Directors.

The information required by this Item 13 regarding director independence is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the information contained in the section captioned “Principal Accounting Fees and Services” and “Audit Committee Pre-Approval Policies and Procedures” in the proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

2.	Financial Statements Schedule:

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 27, 2008, December 31, 2007 and December 31, 2006

(In thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 27, 2008	$183	69	—	$252
Year ended December 31, 2007	$321	109	(247)	$183
Year ended December 31, 2006	$213	118	(10)	$321
Tax Valuation Allowance:
Year ended December 27, 2008	$—	75,354	—	$75,354
Year ended December 31, 2007	$—	—	—	$—
Year ended December 31, 2006	$—	—	—	$—

3.	Exhibits

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed/ Furnished Herewith
			Form	Filing Date	Number
2.1*	Asset Sale Agreement, dated as of May 31, 2005, by and between SiRF Technology Holdings, Inc. and Motorola, Inc.		8-K	June 3, 2005	2.1

The following exhibits and schedules to the Asset Sale Agreement have been omitted. SiRF will furnish copies of the omitted exhibits and schedules to the Commission upon request.

	Schedule 1	GPS IC Products

	Schedule 2	Engineering Assets, Equipment, Computers (Leased and Owned), Software Licenses, etc.

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed/ Furnished Herewith
			Form	Filing Date	Number
	Schedule 3(a)	Hired Employees

	Schedule 3(b)	Transferred Employees

	Schedule 5(e)	Agreements

	Exhibit A	Form of General Assignment, Bill of Sale and Assumption Agreement

	Exhibit B	Form of Intellectual Property Agreement

	Exhibit C	Form of Corporate Supply Agreement

	Exhibit D	Form of Joint Use and Occupancy Agreement

2.2	Agreement and Plan of Merger, dated as of February 9, 2009, by and among SiRF Technology Holdings, Inc., CSR plc, and Shannon Acquisition Sub, Inc.		8-K	February 10, 2009	2.1

	The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

	Exhibit A	Surviving Corporation Certificate of Incorporation

3.(i)1	Restated Certificate of Incorporation		S-1	February 10, 2004	3.(i)2

3.(ii)1	Amended and Restated Bylaws		S-1/A	March 16, 2004	3.(ii)2

4.1	Specimen Common Stock Certificate		S-1/A	April 1, 2004	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003		S-1	February 10, 2004	4.2

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors		S-1	February 10, 2004	10.1

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder		S-1	February 10, 2004	10.2

10.3 #	2004 Stock Incentive Plan, as amended, and form of agreements thereunder		10-Q	November 7, 2006	10.1

10.4 #	2004 Employee Stock Purchase Plan		S-1/A	March 16, 2004	10.4

10.5 #	TrueSpan Incorporated 2004 Stock Incentive Plan and form of agreements thereunder		S-8	April 3, 2006	99.1

10.6 #	Form of Performance Share Award Agreement		8-K	October 26, 2006	10.1

10.7*	Patent Cross License and Covenant Not to Sue Agreement, entered into on November 1, 2006, by and among SiRF Technology, Inc. on the one hand and u-NAV Microelectronics Corporation and u-NAV Microelectronics Finland OY on the other hand		10-K	February 27, 2007	10.7

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed/ Furnished Herewith
		Form	Filing Date	Number
10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004	S-1/A	March 16, 2004	10.8

10.9	Lease, dated May 20, 2004, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E. Perrucci 1978 Trust, Donald A. Perrucci, Trustee	10-K	February 27, 2007	10.9

10.10	The First Amendment to Lease, dated May 15, 2006, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E. Perrucci 1978 Trust, Donald A Perrucci, Trustee	10-K	February 27, 2007	10.10

10.11	Lease, dated September 24, 2004, between the Registrant and PS Business Park, L.P.	10-K	February 27, 2007	10.11

10.12	Lease, dated June 1, 2005, between the Registrant and Lamb Boys South Pointe, LLC	10-K	February 27, 2007	10.12

10.13	Lease, dated February 19, 2004 between the Registrant and SISBRO Promoters Pvt. Ltd.	10-K	February 27, 2007	10.13

10.14	Lease, dated May 20, 2005, between the Registrant and SISBRO Promoters Pvt. Ltd.	10-K	February 27, 2007	10.14

10.15	Lease, effective May 1, 2006, between the Registrant and Vasakronon AB (Public Limited Company)	10-K	February 27, 2007	10.15

10.16	Lease, dated February 23, 2004, between the Registrant and Mr. M. Zabulon Athisayam and Ms. Deva Pouse Christy Bai	10-K	February 27, 2007	10.16

10.17	Lease, dated February 17, 2005, between the Registrant and Mr. A. Majeed, Mr. A. Aziz Qader, Mr. A. Rasheed Razack, Mr. A. Hameed Razack and Mr. A. Rahim Razack	10-K	February 27, 2007	10.17

10.18	Lease, dated July 14, 2006, between the Registrant and BYIBC Knowledge Park Pvt. Ltd.	10-K	February 27, 2007	10.18

10.19	Lease, dated November 16, 2006 between the Registrant and UOL Property Investments PTE Ltd.	10-Q	August 7, 2007	10.1

10.20 #	Centrality Communications, Inc. 1999 Stock Plan	S-8	August 7, 2007	99.1

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed/ Furnished Herewith
		Form	Filing Date	Number
24.1	Power of Attorney (see page 135 of this Form 10-K)				X

31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d) 14(a)				X

31.2	Certification of Dennis Bencala pursuant to Rule 13(a)-14(a)/15(d) 14(a)				X

32.1	Section 1350 Certification (1)				X

99.1	Amendment to the Restated Loan and Security Agreement, between the Registrant and Silicon Valley Bank dated February 14, 2005	10-K	February 27, 2007	99.1

99.2	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 19, 2006	10-K	February 27, 2007	99.2

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

(1)

The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of SiRF under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

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

Date: February 27, 2009

SiRF Technology Holdings, Inc.

By	/s/ DIOSDADO P. BANATAO
Diosdado P. Banatao
Executive Chairman and Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Diosdado P. Banatao, Dennis Bencala and Adam Dolinko and each of them, his true and lawful attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ DIOSDADO P. BANATAO Diosdado P. Banatao	Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer) and Executive Chairman of the Board	February 27, 2009

/S/ DENNIS BENCALA Dennis Bencala	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/S/ KANWAR CHADHA Kanwar Chadha	Director	February 27, 2009

/S/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	February 27, 2009

/S/ MOHANBIR GYANI Mohanbir Gyani	Director	February 27, 2009

/S/ STEPHEN C. SHERMAN Stephen C. Sherman	Director	February 27, 2009

/S/ JAMES M. SMAHA James M. Smaha	Director	February 27, 2009

/S/ SAM S. SRINIVASAN Sam S. Srinivasan	Director	February 27, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed/ Furnished Herewith
			Form	Filing Date	Number
2.1*	Asset Sale Agreement, dated as of May 31, 2005, by and between SiRF Technology Holdings, Inc. and Motorola, Inc.		8-K	June 3, 2005	2.1

The following exhibits and schedules to the Asset Sale Agreement have been omitted. SiRF will furnish copies of the omitted exhibits and schedules to the Commission upon request.

	Schedule 1	GPS IC Products

	Schedule 2	Engineering Assets, Equipment, Computers (Leased and Owned), Software Licenses, etc.

	Schedule 3(a)	Hired Employees

	Schedule 3(b)	Transferred Employees

	Schedule 5(e)	Agreements

	Exhibit A	Form of General Assignment, Bill of Sale and Assumption Agreement

	Exhibit B	Form of Intellectual Property Agreement

	Exhibit C	Form of Corporate Supply Agreement

	Exhibit D	Form of Joint Use and Occupancy Agreement

2.2	Agreement and Plan of Merger, dated as of February 9, 2009, by and among SiRF Technology Holdings, Inc., CSR plc, and Shannon Acquisition Sub, Inc.		8-K	February 10, 2009	2.1

The following exhibits and schedules to the Agreement and Plan of Merger have been omitted. SiRF will furnish copies of the omitted exhibit and schedules to the Commission upon request.

	Exhibit A	Surviving Corporation Certificate of Incorporation

3.(i)1	Restated Certificate of Incorporation		S-1	February 10, 2004	3.(i)2

3.(ii)1	Amended and Restated Bylaws		S-1/A	March 16, 2004	3.(ii)2

4.1	Specimen Common Stock Certificate		S-1/A	April 1, 2004	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated February 14, 2003		S-1	February 10, 2004	4.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed/ Furnished Herewith
		Form	Filing Date	Number
10.1	Form of Indemnification Agreement between the Registrant and its officers and directors	S-1	February 10, 2004	10.1

10.2 #	1995 Stock Incentive Plan and form of agreements thereunder	S-1	February 10, 2004	10.2

10.3 #	2004 Stock Incentive Plan, as amended, and form of agreements thereunder	10-Q	November 7, 2006	10.1

10.4 #	2004 Employee Stock Purchase Plan	S-1/A	March 16, 2004	10.4

10.5 #	TrueSpan Incorporated 2004 Stock Incentive Plan and form of agreements thereunder	S-8	April 3, 2006	99.1

10.6 #	Form of Performance Share Award Agreement	8-K	October 26, 2006	10.1

10.7*	Patent Cross License and Covenant Not to Sue Agreement, entered into on November 1, 2006, by and among SiRF Technology, Inc. on the one hand and u-NAV Microelectronics Corporation and u-NAV Microelectronics Finland OY on the other hand	10-K	February 27, 2007	10.7

10.8	Amended and Restated Loan and Security Agreement, dated March 23, 2003, between the Registrant and Silicon Valley Bank and amendments thereto dated February 2, 2004 and March 15, 2004	S-1/A	March 16, 2004	10.8

10.9	Lease, dated May 20, 2004, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E. Perrucci 1978 Trust, Donald A. Perrucci, Trustee	10-K	February 27, 2007	10.9

10.10	The First Amendment to Lease, dated May 15, 2006, between the Registrant and Henry A. Pappani and Donald A. Perrucci, Co-Trustees of the Anthony Paul Perrucci Testamentary Trust; and Josephine E. Perrucci 1978 Trust, Donald A Perrucci, Trustee	10-K	February 27, 2007	10.10

10.11	Lease, dated September 24, 2004, between the Registrant and PS Business Park, L.P.	10-K	February 27, 2007	10.11

10.12	Lease, dated June 1, 2005, between the Registrant and Lamb Boys South Pointe, LLC	10-K	February 27, 2007	10.12

10.13	Lease, dated February 19, 2004 between the Registrant and SISBRO Promoters Pvt. Ltd.	10-K	February 27, 2007	10.13

10.14	Lease, dated May 20, 2005, between the Registrant and SISBRO Promoters Pvt. Ltd.	10-K	February 27, 2007	10.14

10.15	Lease, effective May 1, 2006, between the Registrant and Vasakronon AB (Public Limited Company)	10-K	February 27, 2007	10.15

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed/ Furnished Herewith
		Form	Filing Date	Number
10.16	Lease, dated February 23, 2004, between the Registrant and Mr. M. Zabulon Athisayam and Ms. Deva Pouse Christy Bai	10-K	February 27, 2007	10.16

10.17	Lease, dated February 17, 2005, between the Registrant and Mr. A. Majeed, Mr. A. Aziz Qader, Mr. A. Rasheed Razack, Mr. A. Hameed Razack and Mr. A. Rahim Razack	10-K	February 27, 2007	10.17

10.18	Lease, dated July 14, 2006, between the Registrant and BYIBC Knowledge Park Pvt. Ltd.	10-K	February 27, 2007	10.18

10.19	Lease, dated November 16, 2006 between the Registrant and UOL Property Investments PTE Ltd.	10-Q	August 7, 2007	10.1

10.20 #	Centrality Communications, Inc. 1999 Stock Plan	S-8	August 7, 2007	99.1

21.1	List of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (see page 135 of this Form 10-K)				X

31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d) 14(a)				X

31.2	Certification of Dennis Bencala pursuant to Rule 13(a)-14(a)/15(d) 14(a)				X

32.1	Section 1350 Certification (1)				X

99.1	Amendment to the Restated Loan and Security Agreement, between the Registrant and Silicon Valley Bank dated February 14, 2005	10-K	February 27, 2007	99.1

99.2	Amendment to the Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank dated December 19, 2006	10-K	February 27, 2007	99.2

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment requested.

(1)

The material contained in this Exhibit 32.1 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of SiRF under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.