Form 10-K/A
period 2008-12-27
SIRF TECHNOLOGY HOLDINGS INC
filed 2009-04-24
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

62,928,501 shares of the Registrant’s common stock, par value $0.0001 per share, were outstanding as of April 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

SiRF Technology Holdings, Inc. (the “Company” or “SiRF”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 27, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 (the “Original Report”) in order to add certain information required by the following items of Form 10-K:

Item	Description
Item 1A	Risk Factors

Item 3	Legal Proceedings

Item 9A	Controls and Procedures

Item 10	Directors, Executive Officers and Corporate Governance

Item 11	Executive Compensation

Item 13	Certain Relationships and Related Transactions, and Director Independence

Item 14	Principal Accounting Fees and Services

SiRF hereby amends Items 1A and 3 of Part I, Item 9A of Part II and Items 10, 11, 13 and 14 of Part III of the Original Report by deleting the text of such Items 1A, 3, 9A, 10, 11, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. This Amended Report does not affect any other items in the Original Report. As a result of this amendment, SiRF is also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, SiRF is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and SiRF has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and SiRF’s other filings made with the SEC subsequent to the filing of the Original Report.

PART I

Item 1A.	Risk Factors

In evaluating SiRF and SiRF’s business, you should carefully consider the risks described below in addition to the cautionary statements and other risks described elsewhere herein and in the Original Report, as well as other information in this Amended Report and in SiRF’s other filings with the SEC. Any one of the following risks could seriously harm SiRF’s business, financial condition, and results of operations, causing the price of SiRF’s stock to decline. Additional risks and uncertainties not presently known to SiRF or that SiRF currently deems immaterial may also impair SiRF’s business operations.

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

SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry and sale into the United States of certain SiRF Technology products deemed to be infringing on Broadcom patents by or on behalf of SiRF Technology or the customers named in the investigation and is also subject to cease and desist orders against it and its named domestic customers that were named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of its products or those of its customers, its customer relationships may be harmed and its business and results of operation may be materially adversely affected.

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

The ITC’s remedial orders were subject to review by the President of the United States, acting through the United States Trade Representative’s Office, for sixty days. The President, acting through the United States Trade Representative, did not find any compelling circumstances to disapprove the Limited Exclusion Order and the Cease and Desist Orders, and the 60-day Presidential review period therefore expired on March 16, 2009. SiRF Technology subsequently filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit seeking review of the ITC’s orders and determinations in this investigation.

SiRF Technology has not obtained approval to date from U.S. Customs for the importation of its products into the United States containing new versions of its software and, if SiRF Technology or its customers are unable to do so, SiRF Technology’s business could be materially and adversely affected. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. Broadcom has also asked the ITC to commence an informal enforcement proceeding against SiRF and two of its customers alleging violations of the Cease and Desist Orders, which SiRF has opposed. There is a risk that the ITC may commence enforcement proceedings as requested by Broadcom or that Broadcom will pursue other enforcement activities that would materially and adversely affect SiRF’s business, customer relationships or results of operations.

In addition, on May 14, 2008, Broadcom filed a patent infringement complaint against SiRF Technology in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, SiRF Technology has filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents. Through its Reexamination Requests and in SiRF Technology’s view of what are substantial new questions of patentability raised by prior art that SiRF Technology believes may not have been previously considered in full by the Patent Office, SiRF Technology is seeking review and invalidation of all four of the Broadcom patents-in-suit. The U.S. Patent and Trademark Office granted each of the SiRF Technology’s requests for reexamination with respect to the four patents and has ordered their reexamination. In a preliminary Office Action dated March 5, 2009, the Patent Office rejected all 33 claims of one of the four patents. On September 15, 2008, the Honorable James V. Selna denied SiRF Technology’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its early stages and, based on SiRF’s analysis of the facts of the case to date, SiRF believes the likelihood that a loss may have been incurred is remote. No assurance can be made that Broadcom will not seek to commence additional litigation against SiRF Technology, or that the pending litigation with Broadcom will not have a material adverse effect on its business. See Item 3, Legal Proceedings, under Part I of this report for further information.

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

SiRF and certain of its officers and directors have been named as defendants in a putative class action lawsuit that alleges violations of the Securities Exchange Act of 1934, and three shareholder derivative lawsuits alleging breaches of fiduciary duty, a description of which can be found in Item 3, Legal Proceedings, below. Subject to certain limitations, SiRF is obligated to indemnify its current and former directors, officers and employees in connection with such lawsuits. While SiRF has director and officer insurance, amounts under the policy may not be sufficient to cover SiRF’s indemnification obligations. Regardless of the outcome, this litigation, and any other litigation that may be brought against SiRF or its directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of its management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on SiRF’s business, financial condition, results of operations and cash flows.

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

SiRF’s operating results depend significantly on sales of its SiRFstarIII, SiRFtitan, SiRFprima and SiRFatlas product lines and its ability to develop and achieve market acceptance of new GPS products.

Sales of SiRF’s SiRFstarIII, SiRFtitan, SiRFprima and its SiRFatlas product lines significantly contributed to its revenue in 2008. SiRF continues to invest in the development of next generation products, but there is no assurance that these future products will achieve market acceptance. If SiRF fails to develop or achieve market acceptance of new GPS products or other multifunction products, it will continue to depend on sales of its SiRFstarIII, SiRFtitan, SiRFprima and SiRFatlas product lines which have declining average selling prices over time. In addition, SiRF is involved in patent infringement litigation with Broadcom before the ITC in respect of certain products of SiRF and its customers and in federal court. In the ITC litigation, SiRF and the Named Respondents are subject to a Limited Exclusion Order prohibiting the unlicensed entry and sale into the United States of certain SiRFstarIII software that the ITC found to infringe Broadcom’s patents. SiRF and the domestic Named Respondents are also subject to Cease and Desist Orders in the ITC litigation prohibiting sale of those products in the United States. SiRF has released new versions of its SiRFstarIII software that it believes to be non-infringing. SiRF has not obtained approval to date from U.S. Customs for the importation into the United States of products containing this new SiRFstarIII software. If SiRF is unable to obtain such approval or if the new SiRFstarIII software is found to be infringing, SiRF’s business could be materially and adversely affected. Furthermore, no assurance can be given that Broadcom will not seek to bring an enforcement action against SiRF alleging violations of the Limited Exclusion Order or the Cease and Desist Orders for sales of products including SiRFstarIII software in the United States. See Item 3, Legal Proceedings, under Part I of this report for further information. Any decline in sales of SiRF’s SiRFstarIII, SiRFtitan, SiRFprima and SiRFatlas product lines or decreases in average selling prices could adversely affect SiRF’s net revenue and operating results.

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

Recent changes in SiRF’s senior management could negatively affect its operations and its relationships with its manufacturers, third-party subcontractors, customers, employees and market leaders. Effective on April 17, 2008, Diosdado P. Banatao, a founder and chairman of SiRF’s board of directors, was appointed Executive Chairman and assumed the role of Interim Chief Executive Officer. In April 2008, SiRF also hired Adam Dolinko as General Counsel. Effective August 8, 2008, the Board appointed Dennis Bencala, then-Senior Director of Investor Relations, as acting Chief Financial Officer. Effective September 12, 2008, the Board appointed Dennis Bencala as Chief Financial Officer, appointed Michael Kelly, then-Director of North American Sales, as Vice President, Sales and appointed Al Heshmati as Vice President, Software Engineering. Further, SiRF’s Chief Technology Officer resigned effective March 14, 2008 and Rob Baxter, SiRF’s Senior Vice President, resigned effective February 27, 2009. If the integration of new officers or departure of members of SiRF’s senior management team does not go as smoothly as anticipated, it could affect its ability to successfully implement its business objectives and could negatively affect its business and financial performance.

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

SiRF may be subject to legal proceedings, as well as demands, claims and threatened litigation that arise in the normal course of its business. SiRF is a party to the following material legal proceedings:

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

The Limited Exclusion Order and the Cease and Desist Orders, together the Orders, provided that, subject to posting a bond in the amount of 100% of the imported value per unit for covered products, SiRF Technology could continue any conduct prohibited by the Orders during the 60-day Presidential review period during which the ITC’s determination is subject to review by the United States Trade Representative as delegated by the President of the United States. The President, acting through the United States Trade Representative, did not find any compelling circumstances to disapprove the Orders and the 60-day Presidential review period therefore expired on March 16, 2009. SiRF Technology subsequently filed a Notice of Appeal in the United States Court of Appeals for the Federal Circuit seeking review of the ITC’s orders and determinations in this Investigation.

On May 14, 2008, Broadcom filed a patent infringement complaint against SiRF Technology in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, SiRF Technology has filed with the U.S. Patent and Trademark Office, or the Patent Office, a Request for Ex-Parte Reexamination of each of the four patents, or the Reexamination Requests. Through SiRF Technology’s Reexamination Requests, and in SiRF Technology’s view of what are substantial new questions of patentability raised by prior art that SiRF Technology believes may not have been previously considered in full by the Patent Office, SiRF Technology has sought review and invalidation of all four of the Broadcom patents-in-suit. The Patent Office granted each of SiRF Technology’s requests for reexamination with respect to the four patents and has ordered their reexamination. In a preliminary Office Action dated March 5, 2009, the Patent Office rejected all 33 claims of one of the four patents. On September 15, 2008, the Honorable James V. Selna denied SiRF Technology’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its early stages and, based on SiRF’s analysis of the facts of the case to date, SiRF believes the likelihood that a loss may have been incurred is remote. No assurance can be made that Broadcom will not seek to commence additional litigation against SiRF Technology, or that the pending litigation with Broadcom will not have a material adverse effect on its business.

In February 2008, multiple putative class action lawsuits were filed in the United States District Court for the Northern District of California against SiRF and certain of its officers and directors. These complaints allege that SiRF, and certain of its officers and directors, made misleading statements and/or omissions relating to its business and operating results in violation of the federal securities laws. These cases have been consolidated and a consolidated amended complaint was filed on July 28, 2008. On September 26, 2008, SiRF filed a motion to dismiss all claims asserted in the consolidated amended complaint. The motion has been fully briefed.

Also in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for Santa Clara County, against certain of SiRF’s officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and an amended complaint was filed on November 18, 2008. On January 21, 2009, the parties submitted a stipulation to the court adjourning defendants’ response to the derivative complaint pending resolution of SiRF s motion to dismiss the securities litigation pending in the Northern District of California.

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

On March 27, 2009, the court ordered the Diaz and Reich actions consolidated with the shareholder derivative lawsuit, and affirmed its prior appointment of co-lead plaintiffs’ counsel in the consolidated action. The court further directed plaintiffs to submit a second amended consolidated compliant within 45 days of its order of consolidation. Other similar lawsuits may be filed although SiRF is not currently aware of any.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert SiRF’s management’s attention from SiRF’s business.

PART II

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

/S/ Diosdado P. Banatao
Diosdado P. Banatao
Executive Chairman and Interim Chief Executive Officer

/S/ Dennis Bencala
Dennis Bencala
Chief Financial Officer

(b) Changes in internal control over financial reporting. To remediate the material weakness noted above, SiRF continued the efforts already underway to review and make necessary changes to improve SiRF’s internal control over financial reporting, which included hiring qualified personnel experienced in application of tax rules and regulations and accounting for income taxes and implementation of additional review of tax provisions and reconciliations, and consulting with tax experts in a timely manner. SiRF believes these measures remediated this error prior to the end of the fourth fiscal quarter of 2008 and that SiRF has effective internal controls over financial reporting as of December 27, 2008. Other than these changes, there were no changes in SiRF’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during SiRF’s last quarter that has materially affected, or is reasonably likely to materially affect, SiRF’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of SiRF’s executive officers and directors and their ages as of April 9, 2009 are as follows:

Name	Age	Position(s)
Diosdado P. Banatao	62	Executive Chairman, Interim Chief Executive Officer and Director
Dennis Bencala	53	Chief Financial Officer
Kanwar Chadha	49	Vice President, Strategic Corporate Initiatives, Corporate Marketing, Director and Founder
John Quigley	52	Senior Vice President, Engineering
Ahmet Alpdemir	51	Vice President, Product Marketing
Adam R. Dolinko	40	Vice President, Corporate Development and General Counsel
Michael Kelly	56	Vice President, Sales
Jim Murphy	54	Vice President, Human Resources
Atul P. Shingal	49	Vice President, Operations
Moiz M. Beguwala	62	Director
Mohanbir Gyani	57	Director
Stephen C. Sherman	65	Director
James M. Smaha	73	Director
Sam S. Srinivasan	64	Director

Diosdado P. Banatao has served as SiRF’s Executive Chairman and Interim Chief Executive Officer since April 2008 and as its Chairman since its inception. Mr. Banatao is a Class III director and his term will expire at the annual meeting of stockholders to be held in 2010. Mr. Banatao has served as a managing partner of Tallwood Venture Capital, a venture capital firm, since June 2000. From January 1998 to May 2000, Mr. Banatao served as a venture partner at Mayfield Fund, a venture capital firm. Mr. Banatao founded S3 Incorporated (which changed its name to SonicBlue Incorporated), a provider of consumer digital entertainment products, where he served as President and Chief Executive Officer from January 1989 until January 1992 and as Chairman from January 1992 to December 1997. Mr. Banatao also co-founded Chips & Technologies and Mostron. Mr. Banatao holds a B.S. in electrical engineering from the Mapua Institute of Technology and an M.S. in electrical engineering and computer science from Stanford University.

Dennis Bencala has served as SiRF’s Chief Financial Officer since September 2008. Mr. Bencala joined SiRF in January 2000 as its Corporate Controller, became Senior Director, Investor Relations and Business Development, in August 2007 and became acting Chief Financial Officer in August 2008. Prior to joining SiRF, from 1995 to 1999, Mr. Bencala served as Corporate Controller at ScanVision, Inc., a developer of image sensing semiconductor products. From 1978 to 1995, Mr. Bencala held various finance positions, including Accounting Manager, Contracts Manager, and Subcontract Business Manager at EG&G Reticon and Lockheed Missiles and Space Company. Mr. Bencala holds a B.S. in Finance from San Diego State University.

Kanwar Chadha, one of SiRF’s founders, has served as its Vice President, Strategic Corporate Initiatives, Corporate Marketing since February 2009 and as one of its directors since its inception in February 1995. Mr. Chadha is a Class III director and his term will expire at the annual meeting of stockholders to be held in 2010. Mr. Chadha served as its Vice President, Marketing since SiRF’s inception in 1995 until February 2009. Prior to founding SiRF, Mr. Chadha served as Director of Strategic Marketing and as General Manager of the Multimedia Group at S3 from October 1992 to January 1995. From April 1992 to September 1992, Mr. Chadha was a management consultant with S3 and Arcus Technology, a data solutions company. From October 1989 to March 1992, Mr. Chadha served as Chairman of AQuest, Inc., a multimedia company. From October 1983 to September 1989, Mr. Chadha served in various marketing management positions, including Product Line Manager for Coprocessors and i860 RISC Processors, at Intel Corporation. Mr. Chadha holds a B.S. in electrical engineering from the Indian Institute of Technology, New Delhi, a M.S. in Computer Information Systems from the University of Pennsylvania, and an M.B.A. from the Wharton School of Business at the University of Pennsylvania.

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

Ahmet Alpdemir has served as SiRF’s Vice President, Product Marketing since February 2009. Prior to joining SiRF, from April 2005 to February 2009, Mr. Alpdemir was a management consultant with Shimdi Venture Advisors where he advised clients across a wide range of technologies and business models. In April 2000, Mr. Alpdemir founded Dialsurf, Inc. where he served as President and Chief Executive Officer until May 2005. Mr. Alpdemir held a number of positions at Vadem, including Vice President, Business Development and Vice President, Marketing from October 1992 until March 1999. Mr. Alpdemir holds a B.S. in electrical engineering from Iowa State University and an M.B.A. from Armstrong College.

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

Moiz M. Beguwala has served as one of SiRF’s directors since September 2000. Mr. Beguwala is a Class I director and his term will expire at the annual meeting of stockholders to be held in 2011. Since March 2004, Dr. Beguwala has been an independent consultant. From December 2002 to June 2003, Dr. Beguwala served as SiRF’s acting Chief Executive Officer. From January 1999 to June 2002, Dr. Beguwala served as Senior Vice President and General Manager Wireless Communications of Conexant and from June 2002 to March 2004 as a Senior Vice President of Conexant. From 1993 to December 1998, Dr. Beguwala held various positions at Rockwell Semiconductor Systems, Inc. Dr. Beguwala is a director of Skyworks Solutions, Inc., a publicly traded company, serving on its Governance Committee, Powerwave Technologies, a publicly traded company, serving on its Compensation Committee, and RF Nano, a privately-held company. Dr. Beguwala graduated magna cum laude from the University of California, Los Angeles with a B.S. in electrical engineering. He also holds an M.S.E.E. and a Ph.D. in electrical engineering from the University of Southern California and an executive M.B.A. degree from the Anderson School of Management at the University of California, Los Angeles.

Mohanbir Gyani has served as one of SiRF’s directors since October 2005. Mr. Gyani is a Class II director and his term will expire at the annual meeting of stockholders to be held in 2009. Since January 2006, Mr. Gyani has served as Vice Chairman of the Board of Roamware, Inc. and has been a private investor since December 2004. He served as Chief Executive Officer and Chairman of Roamware, a voice and data roaming solutions company, from May 2005 to December 2005. Mr. Gyani was a senior advisor to the Chairman and Chief Executive Officer of AT&T Wireless from January 2003 to December 2004. He served as President and Chief Executive Officer of AT&T Wireless Mobility Services from 2000 to January 2003. From 1995 to 1999, Mr. Gyani served as Executive Vice President and Chief Financial Officer of AirTouch Communications. He currently serves on the boards of directors of Keynote Systems, Mobile Telesystems, Safeway, Inc. and Union Bank of California, as well as certain private companies. Mr. Gyani holds a B.A. degree in business administration, summa cum laude, from San Francisco State University and an M.B.A. in finance from San Francisco State University.

Stephen C. Sherman has served as one of SiRF’s directors since January 2004. Mr. Sherman is a Class II director and his term will expire at the annual meeting of stockholders to be held in 2009. Since December 2001, Mr. Sherman has been a private investor. From May 2000 to December 2001, Mr. Sherman served as Senior Vice President of Fairchild Semiconductor Corporation, a semiconductor company. From October 1992 to December 2001, Mr. Sherman served as President and Chief Executive Officer of QT Optoelectronics, Inc., an optoelectronics company, until it was acquired by Fairchild Semiconductor Corporation. Mr. Sherman holds a B.S. degree in operations management from Oklahoma State University.

James M. Smaha has served as one of SiRF’s directors since October 2000. Mr. Smaha is a Class I director and his term will expire at the annual meeting of stockholders to be held in 2011. Mr. Smaha spent 30 years in senior management positions in the semiconductor industry, including General Manager of Fairchild Semiconductor Corporation’s Linear Products Division and National Semiconductor Corporation’s Logic Products Division. Since 1989, he has served as an independent consultant, including with S3 and interWAVE Communications International Ltd., a telecommunications company. From 1983 to 1989, Mr. Smaha served as President and Executive Vice President of the Semiconductor Group of National Semiconductor Corporation, a semiconductor company. Mr. Smaha graduated with honors from the University of Maine with a B.A. in mathematics.

Sam S. Srinivasan has served as one of SiRF’s directors since January 2004. Mr. Srinivasan is a Class II director and his term will expire at the annual meeting of stockholders to be held in 2009. Mr. Srinivasan is the founder of Health Language, Inc. and served as its Chief Executive Officer from May 2000 until November 2001. From May 2000 until March 2002, Mr. Srinivasan served as Chairman of Health Language, Inc. From November 1988 until March 1996, Mr. Srinivasan served as Senior Vice President, Finance and Chief Financial Officer of Cirrus Logic. From May 1984 until November 1988, Mr. Srinivasan served as Director of Internal Audit and subsequently as Corporate Controller of Intel Corporation. Mr. Srinivasan holds an M.B.A. from Case Western Reserve University, Cleveland, Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires SiRF’s executive officers and directors, and persons who own more than 10% of a registered class of SiRF’s equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish SiRF with copies of all Forms 3, 4 and 5 they file.

Based solely on SiRF’s review of the copies of such forms it has received and written representations from certain reporting persons that they filed all required reports, SiRF believes that all of its officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2008 with the exception of the following: due to technical difficulties, Diosdado P. Banatao’s Form 4 filed on June 5, 2008, was filed one day late.

Code of Ethics

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

Corporate Governance

SiRF’s Board of Directors has appointed an Audit Committee, comprised of Sam S. Srinivasan, as Chairman, Stephen C. Sherman and James M. Smaha. The Board of Directors has determined that Mr. Srinivasan qualifies as an Audit Committee Financial Expert under the definition outlined by the SEC. In addition, each of the members of the Audit Committee qualifies as an “independent director” under the current rules of The NASDAQ Stock Market and SEC rules and regulations.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of SiRF’s Compensation Philosophy and Objectives

SiRF believes that compensation of its executive officers should encourage creation of stockholder value and achievement of strategic corporate objectives, and SiRF’s Compensation Committee seeks to align the interests of SiRF stockholders and management by integrating compensation with SiRF’s annual and long-term corporate and financial objectives. In order to be competitive with compensation offered by technology companies and to motivate and retain existing staff and attract additional qualified personnel, SiRF intends to offer a total compensation package competitive with companies in the semiconductor industry, taking into account relative company size, performance and geographic location as well as the executive’s individual responsibilities and performance.

SiRF believes that the compensation of its executives should reflect their success as a management team, rather than individuals, in attaining key operating objectives, such as growth of revenue and operating income. SiRF believes that the performance of its executives in managing SiRF, considered in light of general economic conditions and competitive conditions, should be the basis for determining their overall compensation. SiRF also believes that their compensation should not be based on the short-term performance of SiRF stock, whether favorable or unfavorable, as SiRF expects the price of its stock will, in the long-term, reflect its operating performance, and ultimately, the management of SiRF by its executives. SiRF seeks to have the long-term performance of its stock reflected in executive compensation through its stock option and other equity incentive programs.

Role of the Compensation Committee

The Compensation Committee’s responsibilities include overseeing SiRF’s executive compensation package. At the beginning of each year, the Compensation Committee meets to discuss the performance of SiRF’s executives during the prior year and set the compensation for SiRF’s Chief Executive Officer and other executive officers for the coming year. In doing so, the Compensation Committee evaluates SiRF’s overall executive compensation package and business conditions to determine if its packages are appropriately structured to achieve its intended purpose of creating stockholder value and achieving of strategic corporate objectives, and to make any changes to the compensation packages as deemed necessary.

In determining the compensation packages for SiRF’s executives, the Compensation Committee takes into consideration the Chief Executive Officer’s recommendations, the executive’s evaluations and the executive’s performance during the prior year relative to his performance objectives. The Compensation Committee also reviews data from different sources to evaluate the competitiveness of SiRF’s compensation package. The Compensation Committee looks at compensation paid to executives at similarly-sized semiconductor companies; however, it does not specifically benchmark specified companies. Based on this review, the Compensation Committee believes SiRF continues to be mid-market competitive.

Components of SiRF’s Executive Officer Compensation

To promote these objectives, the components of SiRF’s executive compensation package normally consist of base salary, equity awards, participation in SiRF’s Executive Performance Compensation Plan and participation in SiRF’s Employee Profit Sharing Plan. In 2008, based on SiRF’s performance, the Compensation Committee terminated the Employee Profit Sharing Plan and it decided not to implement the Executive Performance Compensation Plan.

Executive Officer Base Salary

The executive’s base salary is to compensate the executive for services to be rendered during the upcoming year. The Compensation Committee sets the salary level of each executive officer on a case-by-case basis, taking into account the recommendations of the Chief Executive Officer for executive officers other than SiRF’s Chief Executive Officer, and the executive’s level of responsibilities and performance during the prior year. To obtain a general understanding of compensation practices, SiRF also reviews market information and the base salaries paid to executive officers of other similarly sized companies within SiRF’s industry. With the exception of Mr. Banatao, the Compensation Committee did not increase executive base salaries for 2009.

Equity Compensation

SiRF believes that providing executive officers who have responsibility for SiRF’s management and growth with an opportunity to increase their ownership of SiRF stock aligns the interests of the executive officers with those of SiRF’s stockholders. Accordingly, the Compensation Committee, when reviewing executive officer compensation, also considers equity awards, as appropriate.

The Compensation Committee administers SiRF’s 2004 Stock Incentive Plan for executive officers, employees, consultants and outside directors, under which it grants equity awards, including options to purchase SiRF common stock, restricted stock and performance share awards. The options awarded under the 2004 Stock Incentive Plan have an exercise price equal to the fair market value of a share of the common stock on the date of grant. SiRF generally grants equity awards to its executive officers and other employees once per year. These annual equity awards are granted at a meeting of the Compensation Committee or the Board of Directors on or before the grant date with the grant date being the third trading day after the first quarter earnings release. In the event SiRF’s trading window does not open following the first quarter earnings release, a majority of the independent members of SiRF’s Board of Directors will determine if and when to grant these annual equity awards. In addition, at its discretion, from time to time the Compensation Committee may also grant awards based on both individual achievements and the completion of corporate objectives. The Compensation Committee determines the number of shares underlying each equity award based upon the executive officer’s performance, SiRF’s performance, the executive officer’s role and responsibilities, the executive officer’s base salary and the number of shares issuable upon exercise of vested options then held by the executive officer as compared to the number of shares issuable from all options held by the executive. The equity awards granted in 2008 appear in the 2008 Grant of Plan-Based Awards Table.

In addition, in 2007, SiRF entered into performance share award agreements with certain of its named executive officers pursuant to SiRF’s 2004 Stock Incentive Plan, including Geoffrey Ribar, SiRF’s former Chief Financial Officer, and Atul Shingal, SiRF’s Vice President, Operations. These awards provided Messrs. Ribar and Shingal with the opportunity to earn shares of SiRF common stock, the number to have been determined pursuant to, and subject to, the attainment of performance goals and the officers continued employment with SiRF through December 27, 2008. The performance goals were determined based on SiRF’s cumulative revenue growth and cumulative operating income margin over years 2007 and 2008. The number of shares that could have been earned by Messrs. Ribar and Shingal ranged from zero to a maximum of 39,000 and 48,000 shares, respectively, with the target being 13,000 and 16,000 shares, respectively, depending on the extent to which the performance goals were met. In granting these performance awards, the Compensation Committee set performance goals that would require significant effort to attain. SiRF’s cumulative revenue growth and cumulative operating income margin over years 2007 and 2008 did not meet the performance goals set by the Compensation Committee. As such, no shares were issued under these agreements. In addition, on April 3, 2008, Mr. Ribar submitted his resignation effective May 8, 2008.

SiRF did not enter into any performance share award agreements in 2008.

In addition, SiRF’s employees generally are able to participate in its 2004 Employee Stock Purchase Plan. Under SiRF’s 2004 Employee Stock Purchase Plan, each employee may contribute up to 15% of their annual salary to purchase a maximum of 1,000 shares of SiRF common stock in a six month period at a discount of 15% to the market price over a two year offering period. The number of shares that may be purchased by each participant is also limited by applicable tax laws.

Non-Equity Incentive Bonuses

SiRF believes that a portion of the executive’s compensation should be contingent upon SiRF’s performance and an individual’s contribution to SiRF’s success in meeting corporate and financial objectives. In 2006 and 2007, all SiRF’s employees participated in SiRF’s Employee Profit Sharing Plan and certain members of SiRF’s senior management also participated in SiRF’s Executive Performance Compensation Plan (EPCP). Bonuses earned in 2006 and 2007 appear in the Summary Compensation Table under the Non-Equity Plan Compensation column. In 2008, based on SiRF’s performance, the Compensation Committee terminated the Employee Profit Sharing Plan and did not implement the EPCP.

•	Profit Sharing Plan

The pool available for bonuses to all employees pursuant to SiRF’s Employee Profit Sharing Plan was based on SiRF’s achievement of a certain net operating profit as a percentage of total revenue as set by the Compensation Committee at the beginning of each year. These targets were set at levels that would require a significant amount of effort to attain. A bonus percentage applicable to all employees was determined by dividing the amount allocated to the bonus pool by the aggregate amount of all salaries paid to employees during the applicable fiscal year. Individual bonus amounts, including those paid to

SiRF’s executive officers, were determined by applying the bonus percentage to each employee’s eligible earnings. In 2006 and 2007, the bonus pool was $3.7 million and $4.4 million, respectively, and the bonus percentage applicable to all employees, including SiRF’s executive officers, was 10.8% and 9.5%, respectively. Bonuses were paid in February of the following year and appear in the 2008 Summary Compensation Table under Non-Equity Plan Compensation Column.

•	Executive Performance Compensation Plan

The EPCP consisted of two components, a bonus plan and an accelerator plan. The pool available for bonuses to certain executives, including SiRF’s Chief Executive Officer and certain other key executives as determined by SiRF’s Chief Executive Officer and the Compensation Committee, pursuant to the EPCP was based on SiRF’s achievement of certain net operating profits as a percentage of total revenue as set by the Compensation Committee at the beginning of each year. These targets were set at levels that would require a significant amount of effort to attain. In 2006 and 2007, the maximum aggregate bonus pool for such executives under the EPCP was approximately 0.50% of total revenue, 0.25% under the bonus plan and 0.25% under the accelerator plan. A bonus percentage applicable to each executive was based on a sliding scale of the target percentage achieved by SiRF. Individual bonus amounts were determined by applying the bonus percentage to each executive’s base salary and commission, if any, less any bonus amounts paid under SiRF’s Employee Profit Sharing Plan. The bonus percentage for Messrs. Canning, Ribar and Shingal was 30.5%, 22.7% and 22.7%, respectively, for the 2006 fiscal year. Bonuses paid in 2006 under the EPCP appear in the 2008 Summary Compensation Table under Non-Equity Plan Compensation column. In 2007, SiRF did not achieve the performance targets and as such there were no bonuses paid under the EPCP.

Chief Executive Officer Compensation

At the beginning of each year, the Compensation Committee meets without the Chief Executive Officer to evaluate his performance and uses the same procedures described above in setting his annual compensation package. Pursuant to the recommendation of the Compensation Committee, Mr. Canning, SiRF’s former President and Chief Executive Officer, received an annual base salary in the amount of $400,000 in 2008. In reaching its decision regarding Mr. Canning’s compensation, the Compensation Committee considered many factors and focused on (1) SiRF’s accomplishments and achievements under Mr. Canning’s leadership, including the strength of its financial performance during 2007, (2) a review of compensation paid to presidents and chief executive officers of comparable companies, taking into account relative company size, performance, geographic location and responsibilities, and (3) Mr. Canning’s expected contributions to SiRF in the future.

In addition, SiRF had entered into a performance share award agreement with Mr. Canning pursuant to SiRF’s 2004 Stock Incentive Plan. This award provided Mr. Canning with the opportunity to earn shares of SiRF common stock, the number to have been determined pursuant to, and subject to, the attainment of performance goals and his continued employment with SiRF through December 27, 2008. The performance goals are determined based on SiRF’s cumulative revenue growth and cumulative operating income margin over years 2007 and 2008. The number of shares that could have been earned by Mr. Canning ranged from zero to a maximum of 150,000 shares, with the target being 50,000 shares, depending on the extent to which the performance goals were met. In granting this performance award, the Compensation Committee set performance goals that would require significant effort to attain. SiRF’s cumulative revenue growth and cumulative operating income margin over years 2007 and 2008 did not meet the performance goals set by the Compensation Committee. As such, no shares were issued under this agreement. In addition, on April 17, 2008, Mr. Canning submitted his resignation effective as of that date.

Following Mr. Canning’s resignation, the Board of Directors appointed Mr. Banatao as Executive Chairman and Interim Chief Executive Officer. At Mr. Banatao’s request, he did not receive any compensation for his service as Executive Chairman and Interim Chief Executive Officer in 2008. In 2009, the Compensation Committee evaluated Mr. Banatao’s performance in 2008 and used the same procedures described above in setting his annual compensation. Effective January 1, 2009, Mr. Banatao receives a base salary of $30,000 per month. In reaching its decision, the Compensation Committee considered many factors, including (1) Mr. Banatao’s leadership through 2008, (2) his expected contributions to SiRF in 2009 and (3) the fact that Mr. Banatao’s compensation as an outsides director had ceased since accepting the Interim CEO position. This compensatory arrangement does not include any equity awards.

Tax Deductibility Considerations

SiRF generally intends to qualify executive compensation for deductibility without limitation under section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1 million per year. The non-exempt compensation paid to its executive officers in 2008, as calculated for purposes of section 162(m), did not exceed the $1 million limit. SiRF does not expect that the non-exempt compensation to be paid to any of its executive officers for 2009, as calculated for purposes of section 162(m), will exceed the $1 million limit.

Employment, Severance and Change of Control Arrangements

SiRF does not have formal employment agreements with any of its executive officers. SiRF has standard offer letters with each of its named executive officers that set forth each officer’s salary and bonus, which do no provide for severance or change in control arrangements. However, certain of the equity awards granted to SiRF’s named executive officers provide for acceleration of vesting upon a change in control. The change in control arrangements that previously existed or currently exist for named executive officers are described below.

SiRF’s Interim Chief Executive Officer received stock options for his service as an independent board member. These options will become fully vested upon a change in control of SiRF. If on December 27, 2008, SiRF had undergone a change in control, the value attributed to Mr. Banatao for acceleration of these options would have been $0, as the exercise price of $13.60 for these options was more than the closing price of SiRF’s common stock on December 27, 2008.

The stock options granted to Mr. Canning on August 6, 2003 would have immediately vested as to 50% of the then outstanding unvested shares in the event of a change in control of SiRF and his termination without cause in connection with the change in control. Assuming Mr. Canning had remained employed by SiRF, if on December 27, 2008, it had undergone a change of control and Mr. Canning had been terminated without cause, the value attributed to Mr. Canning for the acceleration of these options would have been $0.00, as the options were fully vested on June 16, 2007.

In addition, pursuant to a performance share award agreement SiRF entered into with Mr. Canning in 2007, in the event of a change in control during the performance period, Mr. Canning would have been issued the number of shares of SiRF common stock equal to the number of target shares multiplied by the number of full or partial months of the performance period that had lapsed, divided by 24. Given the time horizon of the award, the Compensation Committee wanted to compensate the executive in the event a change in control occurred during the performance period. These shares would have been delivered no later than two and one-half months after the calendar year in which the change in control occurred. Assuming Mr. Canning had remained employed by SiRF, if on December 27, 2008, SiRF had undergone a change of control, Mr. Canning would have received 25,000 shares under this agreement. As previously noted, this agreement was terminated on April 17, 2008, Mr. Canning’s resignation date.

Pursuant to Mr. Ribar’s stock option agreement, in the event he was terminated without cause within one year of a change of control, the next six months of unvested shares as of that date would have automatically vested. This stock option was granted as part of Mr. Ribar’s compensation package at the time of hire. Assuming Mr. Ribar had remained employed by SiRF, if on December 27, 2008, SiRF had under gone a change of control and Mr. Ribar had been terminated without cause, the value attributed to Mr. Ribar for the acceleration of these options would have been $0, as the exercise price of $30.10 for these options was more than the closing price of SiRF’s common stock on December 27, 2008. As a result of Mr. Ribar’s resignation, this option agreement terminated upon the expiration of his post-termination exercise period.

Pursuant to the performance share award agreements SiRF entered into in 2007 with Messrs. Ribar and Shingal, in the event of a change in control during the performance period, each would have been issued the number of shares of SiRF common stock equal to the number of target shares multiplied by the number of full or partial months of the performance period that had lapsed, divided by 24. Given the time horizon of the award, the Compensation Committee wanted to compensate the executive in the event a change in control occurred during the performance period. These shares would have been delivered no later than two and one-half months after the calendar year in which the change in control occurred. Assuming the executive officer had remained employed by SiRF, if on December 27, 2008, SiRF had undergone a change of control, Messrs. Ribar and Shingal would have received 6,500 and 8,000 shares, respectively, under the performance share award agreements. As previously noted, Mr. Ribar’s agreement terminated on May 8, 2008, his effective resignation date.

2008 Summary Compensation Table

The following table sets forth compensation for services rendered in all capacities to SiRF for the year ended December 27, 2008 for SiRF’s Executive Chairman and Interim Chief Executive Officer, SiRF’s former Chief Executive Officer, SiRF’s Chief Financial Officer, SiRF’s former Chief Financial Officer, SiRF’s former Corporate Controller and Principal Financial Officer, and the three other most highly compensated executive officers as of December 27, 2008 whose total compensation for fiscal 2008 exceeded $100,000, whom SiRF refers to in this Amended Report as the named executive officers.

Name & Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Diosdado P. Banatao(2) Executive Chairman and Interim Chief Executive Officer	2008	$—	$—		$—	$120,395	(3)	$—	$9,750	(4)	$130,145
Michael L. Canning(5) Former President and Chief Executive Officer	2008	$119,697	$—		$—	$(42,647)		$—	$37,367	(6)	$114,417
	2007	$400,000	$—		$—	$428,227		$38,000	$6,858		$873,085
	2006	$375,000	$—		$94,192	$244,326		$155,026	$6,858		$875,402
Dennis Bencala(7) Chief Financial Officer	2008	$179,627	$—		$82,263	$47,504		$—	$853		$310,247
Geoffrey Ribar(8) Former Senior Vice President and Chief Financial Officer	2008	$91,303	$—		$(296,902)	$181,916		$—	$2,039	(9)	$(21,644)
	2007	$259,916	$—		$207,494	$738,524		$24,692	$810		$1,231,436
	2006	$235,764	$—		$201,602	$597,773		$79,076	$776		$1,114,991
Philip Lau(10) Former Corporate Controller and Principal Financial Officer	2008	$114,841	$—		$73,656	$180,578		$—	$14,092	(9)	$383,167
Rob Baxter(11) Former Senior Vice President	2008	$300,000	$75,000	(12)	$348,379	$3,434,619	(13)	$—	$1,242		$4,159,240
John Quigley Senior Vice President, Engineering	2008	$297,083	$75,000	(14)	$271,415	$232,147		$—	$1,280		$876,925
Atul P. Shingal Vice President, Operations	2008	$263,500	$—		$191,665	$100,876		$—	$810		$556,851
	2007	$257,000	$—		$138,577	$79,526		$24,415	$810		$500,328
	2006	$244,250	$—		$100,534	$73,037		$81,922	$779		$500,522

(1)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 27, 2008, in accordance with SFAS 123(R). See Note 17 to the Notes of Consolidated Financial Statements in Item 8 in the Original Report for the assumptions made in determining SFAS 123(R) values. For information regarding the number of stock options and awards held by each executive officer as of December 27, 2008, see the “2008 Outstanding Equity Awards at Fiscal Year-End Table” on page 9. These amounts reflect SiRF’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive officers. Further, the accounting expenses for these awards may be a negative amount to the extent SiRF reversed an accounting expense for an award due to cancellation or forfeiture of shares underlying these awards.

(2)	In April 2008, Mr. Banatao was appointed SiRF’s Executive Chairman and Interim Chief Executive Officer. Prior to this appointment Mr. Banatao was a director and Chairman of the Board. Effective January 1, 2009, Mr. Banatao receives an annual base salary of $360,000.

(3)	The stock option grants associated with this calculation were granted to Mr. Banatao for his service as an independent contractor.

(4)	Mr. Banatao received this compensation as an independent director for the first quarter of fiscal year 2008. Following Mr. Banatao’s appointment as Executive Chairman and Interim Chief Executive Officer in April 2008, he was inadvertently paid the compensation he would have received as independent director for the second quarter of fiscal year 2008. Mr. Banatao subsequently returned this inadvertent payment to SiRF.

(5)	On April 17, 2008, Mr. Canning resigned as SiRF’s President and Chief Executive Officer, effective immediately. Mr. Canning’s annual base salary for 2008 was $400,000.

(6)	Amounts include the payment of $35,367 in accrued, unused, paid time off and $2,000 for group term life insurance premiums.

(7)	In August 2008, Mr. Bencala was appointed SiRF’s acting Chief Financial Officer and, in September 2008, Mr. Bencala was appointed SiRF’s Chief Financial Officer. Mr. Bencala’s annual base salary for 2008 was $220,000.

(8)	On April 3, 2008, Mr. Ribar submitted his resignation, effective May 8, 2008. Mr. Ribar’s annual base salary for 2008 was $262,000.

(9)	Amounts include the payment of accrued, unused, paid time off and payments for group term life insurance premiums.

(10)	On July 31, 2008, Mr. Lau submitted his resignation, effective August 8, 2008. Mr. Lau’s annual base salary for 2008 was $191,000

(11)	On February 27, 2009, Mr. Baxter submitted his resignation, effective immediately.

(12)	Amount represents a retention bonus paid in connection with SiRF’s acquisition of Centrality Communications, Inc., which was subject to Mr. Baxter remaining an employee of SiRF through August 7, 2008.

(13)	This amount reflects SiRF’s accounting expense under SFAS 123(R) with respect to options assumed by SiRF in connection with its acquisition of Centrality Communications, Inc.

(14)	Amount represents a one-time merit bonus.

2008 Grant of Plan-Based Awards Table

The following table sets forth information on incentive plan awards in fiscal year 2008 to the named executive officers.

Name	Grant Date	All Stock Awards; Number of Shares of Stock or Units (#)		All Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Dennis Bencala	9/15/08	50,000				$94,000
	4/29/08	6,000				$33,720
	9/15/08			50,000	$1.08	$53,835
Philip Lau	4/29/08	23,100	(2)			$129,822
Rob Baxter	4/29/08	50,000				$281,000
	4/29/08			50,000	$3.12	$155,870
John Quigley	4/29/08	70,000				$393,400
	4/29/08			70,000	$3.12	$218,218
Atul P. Shingal	4/29/08	55,000				$309,100
	4/29/08			55,000	$3.12	$171,457

(1)	The value of the stock and option awards is based on the fair value as of the grant date of the award calculated in accordance with SFAS 123(R), and do not correspond to the actual value that may be recognized by the named executive officer.

(2)	This stock award vests at to 9,400 shares on the first anniversary of the grant date, with remaining 13,700 shares vesting on the second anniversary of the grant date.

Narrative to Summary Compensation Table and Grant of Plan-Based Awards Table

See the Compensation Discussion and Analysis above for complete description of compensation plans pursuant to which the amounts listed under the 2008 Summary Compensation Table and 2008 Grant of Plan-Based Awards Table were paid or awarded and the criteria for such payment, including targets for payment of annual incentives, as well as performance criteria on which such payments were based. The Compensation Discussion and Analysis also describes the options and restricted stock grants and performance awards.

Except as otherwise noted, all stock options and restricted stock units vest as to 50% of the equity award on each of the first and second anniversaries of the grant date.

2008 Outstanding Equity Awards at Fiscal Year-End Table

The following sets forth information regarding outstanding equity-based awards, including the potential dollar amounts realizable with respect to each award, and the option exercise prices and expiration dates for each award.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(1)
Diosdado P. Banatao	15,625	(2)			$13.07	7/20/2014
	8,531	(3)	2,032		$13.60	5/18/2015
	18,000	(2)			$36.22	5/04/2016
	18,000	(2)			$24.35	5/03/2017
Dennis Bencala	14,000	(2)			$2.00	4/10/2010	59,960		$79,747
	8,000	(2)			$4.00	11/06/2011
	4,625	(2)			$4.00	10/30/2012
	13,135	(2)			$12.51	12/14/2014
	6,600	(4)	2,000		$33.98	5/01/2013
			50,000	(5)	$1.88	9/15/2014
Rob Baxter	6,000	(6)	54,000		$18.83	8/06/2013	104,000	(9)	$138,320
	161,779	(7)			$0.71	2/02/2015
	85,633	(3)	68,862		$2.48	1/19/2016
	17,798	(3)	10,806		$3.46	5/21/2017
			50,000	(5)	$5.62	4/29/2018
John Quigley	22,000	(3)			$23.79	1/29/2014	93,000		$123,690
			5,000	(8)	$25.16	4/24/2013
			70,000	(5)	$5.62	4/29/2014
Atul P. Shingal	105,000	(2)	—		$4.00	07/29/2013
	30,000	(2)	—		$12.51	12/14/2014	16,000		$402,080
	6,666	(3)	9,334		$25.16	04/24/2013
			55,000	(5)	$5.62	04/24/2014

(1)	Market value is equal to the closing price of SiRF’s common stock on 12/26/08 ($1.33) multiplied by the number of shares.

(2)	Stock Option is fully vested.

(3)	Stock Option vests as to 25% on first anniversary of the grant date and monthly thereafter on a pro rata basis for 36 months.

(4)	Stock Option vested as to 2,500 shares on 5/1/2007 and 4,000 shares on 5/1/2008. The remaining 2,000 will vest on 5/1/2009.

(5)	Stock Option vests as to 50% on first anniversary of the grant date and 50% on the second anniversary of the grant date.

(6)	Stock Option vests as to 10% on the first anniversary of the grant date, 20% on the second anniversary, 30% on the third anniversary, and 40% on the fourth anniversary.

(7)	Stock Option assumed by SiRF in connection with its acquisition of Centrality Communications, Inc. and is fully vested.

(8)	Stock Option vests as to 2,000 shares on 4/24/2009 and 3,000 shares on 4/24/2010.

(9)	These shares were subsequently cancelled upon Mr. Baxter’s resignation, effective February 27, 2009.

2008 Option Exercises and Stock Vested Table

The following table sets forth the dollar amounts realized pursuant to the vesting or exercise of equity-based awards during fiscal year 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Michael L. Canning	1,007,000	$3,016,079	—	—
Dennis Bencala	—	—	2,200	$13,582
Geoffrey Ribar	—	—	4,500	$73,260
Philip Lau	18,114	$186,134	1,400	$4,592
Rob Baxter	—	—	6,000	$19,680
John Quigley	—	—	6,000	$96,300

(1)	Amounts reflect the difference between the exercise price of the option and the market price at the time of exercise.

(2)	Amount reflects the aggregate market value of the vested shares on the vesting date.

Pension Benefits

None of SiRF’s named executives participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by SiRF. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to adopt qualified or non-qualified defined benefit plans if the Compensation Committee determines that doing so is in SiRF’s best interests.

Nonqualified Deferred Compensation

None of SiRF’s named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by SiRF. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide SiRF’s officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in SiRF’s best interests.

Compensation Committee Report

The following report of the Compensation Committee does not constitute soliciting material, and shall not be deemed filed or incorporated by reference into any other filing by SiRF under the Securities Act of 1933, or the Securities Exchange Act of 1934.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with SiRF’s management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors of SiRF that the Compensation Discussion and Analysis be included in this Amended Report and SiRF’s proxy statement for the 2009 Annual Meeting of Stockholders.

Respectfully submitted on April 16, 2009, by the members of the Compensation Committee of the Board:

Stephen Sherman

Moiz Beguwala

Mohanbir Gyani

Sam Srinivasan

2008 Director Compensation

Directors who are employees receive no additional compensation for service on SiRF’s Board of Directors. The following tables set forth the compensation amounts paid to each non-employee director for their service for the year ended December 27, 2008:

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total($)
Moiz M. Beguwala	$56,625	$57,801	$112,368	$226,794
Mohanbir Gyani	$63,625	$57,801	$170,427	$291,853
Stephen C. Sherman	$85,750	$74,802	$112,968	$273,520
James M. Smaha	$81,000	$68,002	$103,756	$252,758
Sam S. Srinivasan	$93,250	$81,602	$113,977	$288,829

(1)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 27, 2008, in accordance with SFAS 123(R). See Note 17 to the Notes of Consolidated Financial Statements in Item 8 in the Original Report for the assumptions made in determining SFAS 123(R) values. For information regarding the number of stock awards and stock options held by each non-employee director as of December 27, 2008, see the column “Stock Awards (#)” and “Option Awards (#)”, respectively, in the table below. These amounts reflect SiRF’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the non-employee directors. In 2008, each of Messrs. Beguwala, Gyani, Sherman, Smaha and Srinivasan received a stock award for 23,817, 23,817, 30,822, 28,020 and 33,624 shares, respectively, with a grant date fair value of $128,135, $128,135, $165,822, $150,748 and $180,897, respectively.

(2)	The table below sets forth the aggregate number of equity awards held by SiRF’s non-employee directors as of December 27, 2008.

Name	Stock Awards (#)	Option Awards (#)
Moiz M. Beguwala	23,817	75,000
Mohanbir Gyani	23,817	86,000
Stephen C. Sherman	30,822	107,000
James M. Smaha	28,020	84,000
Sam S. Srinivasan	33,624	103,500

Narrative to Director Compensation Table

SiRF reimburses its directors for reasonable expenses in connection with attendance at board and committee meetings. SiRF’s non-employee, or outside, directors receive annual compensation of $18,000 and compensation of $1,500 for each board meeting attended in person and $750 for each board meeting attended via telephone, video or other non-in-person attendance. In addition, the chairperson of each of SiRF’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receive annual compensation of $15,000, $9,000 and $7,000, respectively. Each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, other than the committee chairpersons, receives annual compensation of $3,000, $2,000 and $1,500, respectively. Each member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee receives $1,000 for each committee meeting attended in person and $500 for each committee meeting attended by telephone, video or other non-in-person attendance. In addition, any director who is invited by the Chairman of a committee to attend a committee meeting of which he is not a formal member is entitled to a meeting fee and the above meeting fees are paid to members of any ad hoc committee created by the Board.

Directors also are eligible to receive and have received stock options and restricted stock units (“RSUs”) under SiRF’s 2004 Stock Incentive Plan. Directors whose service on the Board of Directors began prior to 2004 were also eligible to receive and have received stock options under SiRF’s 1995 Stock Plan. The exercise price of stock options to directors is based on the fair market value of the underlying common stock which, under SiRF’s 2004 Stock Incentive Plan, is equal to the last reported sale price quoted by The NASDAQ Stock Market on the date of grant. Under the 2004 Stock Incentive Plan, outside directors receive nondiscretionary, automatic grants of nonstatutory stock options and RSUs. An outside director is automatically granted an initial option to purchase 50,000 shares upon first becoming a member of the Board of Directors. The initial option vests and becomes exercisable over four years, with the first 25% of the shares subject to the initial option vesting on the first anniversary of the date of grant and the remainder vesting monthly thereafter, subject to vesting in full upon a change in control of SiRF, if earlier. Prior to 2008, immediately after each of SiRF’s regularly scheduled annual meetings of stockholders, each outside director was automatically granted a nonstatutory stock option to purchase 18,000 shares of SiRF’s common stock, provided the director had served on the board for at least six months. These options vested in full on the first anniversary of the grant date.

Based upon the recommendations of the Compensation Committee and the Nominating and Corporate Governance Committee, the Board suspended the automatic grant of a nonstatutory stock option to purchase 18,000 shares of SiRF common stock that would have been granted to SiRF’s outside directors following the 2008 Annual Meeting of Stockholders. In addition, the Board approved amendments to SiRF’s 2004 Stock Incentive Plan to provide for the granting of automatic, nondiscretionary RSUs to SiRF’s outside directors on each regular annual meeting of stockholders commencing with the 2009 Annual Meeting of Stockholders, provided the director has served on the board for at least six months. The total number of shares to be granted under the RSUs in connection with an annual meeting will be determined by dividing (A) the product of (X) the number directors then serving on the Board multiplied by (Y) an amount equal to $200,000 less the average cash compensation for the prior calendar year by (B) the fair market value of SiRF common stock on the date of grant. The average cash compensation for the prior calendar year is determined by dividing (A) the total cash compensation earned by the outside directors in the prior calendar year by (B) the number of outside directors for such calendar year. For purposes of this calculation, only outside directors who served for the entire calendar year will be included in determining the average cash compensation for the prior calendar year. The number of shares awarded under each RSU will be allocated as follows: 85% to be allocated equally among the outside directors and an additional 7%, 5% and 3% will be allocated to the Chairpersons of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, respectively. These RSUs will vest in full on the earlier of (i) the first anniversary of the grant date and (ii) a change in control of SiRF. For purposes of the 2008 Annual Meeting of Stockholders, the Board approved a grant of RSUs according to the foregoing formula on June 24, 2008, such RSUs to vest on the earliest of (i) the first anniversary of the grant date, (ii) the 2009 Annual Meeting of Stockholders, and (iii) a change in control of SiRF. In 2008, Messrs. Beguwala, Gyani, Sherman, Smaha and Srinivasan received RSUs for 23,817, 23,817, 30,822, 28,020 and 33,624 shares, respectively.

Compensation Committee Interlocks and Insider Participation

During 2008, Messrs. Beguwala, Gyani, Sherman and Srinivasan served as members of SiRF’s Compensation Committee. No interlocking relationship exists between SiRF’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

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

Director Independence

SiRF’s Board of Directors has determined that, except for Messrs. Diosdado P. Banatao and Kanwar Chadha, each individual who currently serves as a member of the Board is, and each individual who served as a member of the Board in 2008 was, an “independent director,” as that term is defined by applicable listing standards of The NASDAQ Stock Market and SEC rules. Messrs. Banatao and Chadha are not independent because they are employed by SiRF.

Item 14.	Principal Accounting Fees and Services

Ernst & Young LLP has audited SiRF’s consolidated financial statements since 2001. Aggregate fees for professional services rendered to SiRF by Ernst & Young LLP for the fiscal years ended December 27, 2008 and December 31, 2007, were as follows:

Services Provided	2008	2007
Audit	$1,583,868	$1,743,128
Audit-Related	—	—
Tax	—	—
All Other	6,000	6,235

Total	$1,589,868	$1,749,363

The Audit fees for the fiscal years ended December 27, 2008 and December 31, 2007 were for the audit of SiRF’s consolidated financial statements, issuance of consents and assistance with and review of documents filed with the SEC.

There were no Audit-Related fees incurred for the fiscal years ended December 27, 2008 and December 31, 2007.

There were no Tax fees for the fiscal years ended December 27, 2008 and December 31, 2007.

All Other fees incurred for the fiscal years ended December 27, 2008 and December 31, 2007 were for an annual on-line subscription fee to Ernst & Young accounting literature.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, the Audit Committee pre-approves both the type of services to be provided by Ernst & Young LLP and the estimated fees related to these services. The Audit Committee pre-approved all of the services in 2008 and 2007.

During the approval process, the Audit Committee considers the impact of the types of services and the related fees on the independence of the auditor. The services and fees must be deemed compatible with the maintenance of the auditor’s independence, including compliance with SEC rules and regulations.

Throughout the year, the Audit Committee will review any revisions to the estimates of audit and non-audit fees initially approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2009

SiRF Technology Holdings, Inc.

By:	/s/ Diosdado P. Banatao
Diosdado P. Banatao
Executive Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DIOSDADO P. BANATAO Diosdado P. Banatao	Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer) and Executive Chairman of the Board	April 24, 2009

/s/ DENNIS BENCALA Dennis Bencala	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2009

/s/ KANWAR CHADHA* Kanwar Chadha	Director	April 24, 2009

/s/ MOIZ M. BEGUWALA* Moiz M. Beguwala	Director	April 24, 2009

/s/ MOHANBIR GYANI* Mohanbir Gyani	Director	April 24, 2009

/s/ STEPHEN C. SHERMAN* Stephen C. Sherman	Director	April 24, 2009

/s/ JAMES M. SMAHA* James M. Smaha	Director	April 24, 2009

/s/ SAM S. SRINIVASAN* Sam S. Srinivasan	Director	April 24, 2009

*/s/ ADAM DOLINKO Adam Dolinko	Attorney-in-fact	April 24, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed/ Furnished Herewith
		Form	Filing Date	Number

31.3	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d) 14(a)				X

31.4	Certification of Dennis Bencala pursuant to Rule 13(a)-14(a)/15(d) 14(a)				X