Form 10-Q
period 2009-03-28
SIRF TECHNOLOGY HOLDINGS INC
filed 2009-05-05
CIK 1163943

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

63,542,017 shares of the Registrant’s common stock were outstanding as of May 2, 2009.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2009	December 27, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,578	$85,840
Marketable securities	33,967	29,950
Accounts receivable, net of allowance for doubtful accounts of $302 and $252 as of March 28, 2009 and December 27, 2008, respectively	21,671	16,329
Inventories	12,680	16,372
Prepaid expenses and other current assets	2,832	4,175

Total current assets	146,728	152,666
Property and equipment, net	12,752	13,637
Identified intangible assets, net	18,194	21,602
Long-term deferred tax assets	2,886	2,837
Other long-term assets	713	688
Note receivable	2,219	3,919

Total assets	$183,492	$195,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,317	$15,038
Accrued payroll and related benefits	7,960	8,535
Other accrued liabilities	8,956	7,743
Deferred margin on shipments to distributors	1,931	1,714
Deferred revenue	1,074	1,368
Advance contract billings	249	23
Rebates payable to customers	837	1,026

Total current liabilities	33,324	35,447
Long-term deferred tax liabilities	164	165
Long-term income taxes payable	3,035	3,022
Long-term obligations	1,935	1,695

Total liabilities	38,458	40,329
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Common stock	6	6
Additional paid-in capital	600,311	593,350
Accumulated other comprehensive loss	12	21
Accumulated deficit	(455,295)	(438,357)

Total stockholders’ equity	145,034	155,020

Total liabilities and stockholders’ equity	$183,492	$195,349

(1)	The condensed consolidated balance sheet information was derived from SiRF Technology Holdings, Inc. audited Consolidated Financial Statements for the fiscal year ended December 27, 2008.

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SiRF TECHNOLOGY HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 31, 2008
Revenue:
Product revenue	$32,321	$59,928
License royalty revenue	1,927	2,048

Net revenue	34,248	61,976
Cost of revenue:
Cost of product revenue (includes stock-based compensation expense of $332 and $217 for the three months ended March 28, 2009 and March 31, 2008, respectively)	18,346	31,898
Amortization of acquisition-related intangible assets	2,150	3,707

Gross profit	13,752	26,371
Operating expenses:
Research and development (includes stock-based compensation expense of $4,340 and $4,808 for the three months ended March 28, 2009 and March 31, 2008, respectively)	20,984	26,881
Sales and marketing (includes stock-based compensation expense of $1,221 and $1,371 for the three months ended March 28, 2009 and March 31, 2008, respectively)	4,812	7,425
General and administrative (includes stock-based compensation expense of $885 and $2,480 for the three months ended March 28, 2009 and March 31, 2008, respectively)	10,543	15,090
Amortization of acquisition-related intangible assets	861	2,489
Restructuring and asset impairment charges	688	473

Total operating expenses	37,888	52,358
Operating loss	(24,136)	(25,987)
Interest income	228	1,149
Other expense, net	(48)	(137)
Gain on note receivable previously impaired	7,300	—

Other income, net	7,480	1,012
Net loss before provision for income taxes	(16,656)	(24,975)
Provision for income taxes	282	3,110

Net loss	$(16,938)	$(28,085)

Net loss per share:
Basic	$(0.27)	$(0.47)

Diluted	$(0.27)	$(0.47)

Weighted average number of shares used in per share calculations:
Basic	62,754	60,334

Diluted	62,754	60,334

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

SiRF Technology Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28, 2009	March 31, 2008
Operating activities:
Net loss	$(16,938)	$(28,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,777	8,907
Depreciation and amortization of property and equipment	1,034	1,365
Loss on disposal of property and equipment	—	57
Noncash restructuring activities	184	—
Gain on note receivable previously impaired	(7,300)	—
Amortization of identified intangible assets	3,474	6,546
Impairment of identified intangible assets	474	186
Accretion of investment discount	(55)	(226)
Deferred tax assets, net	(50)	2,836
Excess tax benefit from employee equity incentive plans	—	(389)
Gross excess tax benefit from stock-based compensation	—	(101)
Change in goodwill related to tax benefits on exercises of assumed stock options	—	11
Deferred rent	(92)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,342)	14,413
Inventories	3,747	(2,354)
Prepaid expenses and other current assets	1,374	741
Other long-term assets	(26)	65
Accounts payable	(2,720)	(7,319)
Accrued payroll and related benefits	(596)	(3,598)
Other accrued liabilities	1,213	5,709
Deferred margin on shipments to distributors	217	(735)
Deferred revenue	(294)	237
Advance contract billings	226	(11)
Rebates payable to customers	(189)	(1,416)
Other long-term liabilities	339	329

Net cash used in operating activities	(14,543)	(2,832)

Investing activities:
Purchases of available-for-sale investments	(16,968)	(6,596)
Maturities and sales of available-for-sale investments	12,997	33,600
Purchases of property and equipment, net of disposals	(364)	(2,190)
Purchases of intellectual property assets	(540)	(1,223)
Issuance of note receivable	—	(13,500)
Note receivable proceeds	9,000	—

Net cash provided by investing activities	4,125	10,091

Financing activities:
Proceeds from issuance of common stock	156	592
Gross excess tax benefit from stock-based compensation	—	101

Net cash provided by financing activities	156	693

Net increase (decrease) in cash and cash equivalents	(10,262)	7,952
Cash and cash equivalents at beginning of period	85,840	100,963

Cash and cash equivalents at end of period	$75,578	$108,915

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization

SiRF Technology Holdings, Inc., or SiRF, is a leading semiconductor supplier of Global Positioning System, or GPS, based location technology solutions designed to provide location awareness capabilities in high volume mobile consumer and commercial systems, personal digital assistants, portable navigation devices and GPS based peripheral devices, and into commercial systems such as fleet management and road tolling systems. SiRF Technology was incorporated in the state of California in February 1995 and reincorporated in the state of Delaware in September 2000. SiRF was incorporated in the state of Delaware in June 2001 when all of SiRF Technology’s capital was exchanged for SiRF Capital.

Pending Merger

On February 9, 2009, SiRF entered into an Agreement and Plan of Merger, or the Merger Agreement, with CSR plc., or CSR, and Shannon Acquisition Sub, Inc., or Shannon. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Shannon will merge with and into SiRF with SiRF surviving as a wholly-owned subsidiary of CSR, or the Merger. Under the terms of the Merger Agreement, SiRF’s stockholders will receive 0.741 of a CSR ordinary share for each share of SiRF common stock they own (subject to anti-dilution adjustments). Holders of SiRF’s common stock prior to the Merger will receive cash in the Merger in lieu of fractional ordinary shares of CSR.

Basis of Presentation

The condensed consolidated financial statements include SiRF and its wholly-owned subsidiaries. Unless otherwise specified, references to SiRF are references to SiRF and its consolidated subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

The interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with SiRF’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 27, 2008.

Fiscal Year End

Effective July 1, 2008, SiRF changed its fiscal year end so that the fiscal year is the 52- or 53- week period ending on the Saturday closest to December 31. In a 52-week year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks. In this report SiRF compares the three months ended March 28, 2009 to the three months ended March 31, 2008. The difference in the periods due to the change in the fiscal year end is three days, which did not have a significant impact on the comparability of SiRF’s financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, recognition of revenue, provision for inventory write downs, valuation of stock-based compensation, valuation of long-lived assets, provision for doubtful accounts, provision for product warranty claims and valuation of deferred tax assets. Actual results could differ from those estimates.

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

SiRF earns royalties on licensees’ sales of their products incorporating the licensed intellectual property or premium software based upon the specific criteria included in the associated royalty agreements. SiRF’s licensees, however, do not report and pay royalties owed for sales in any given quarter until after the conclusion of that quarter. SiRF recognizes all royalty revenue based solely on royalties reported by licensees during such quarter.

Inventories

Inventory costs are determined using standard costs that approximate actual costs under the first-in, first-out method. SiRF’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. SiRF writes-down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. SiRF performs a detailed review of inventory each period that considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve estimates, such as customer product demand projections based on its historical experience, timing of new product introductions, timing of customer transitions to new products and sell-through of products at different average selling prices. Due to the current economic conditions and the potential customer uncertainty as a result of the United States International Trade Commission, or ITC, Final Determination (see Note 16, Commitments and Contingencies), it is increasingly difficult to forecast demand and, if future demand or market conditions for SiRF’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, SiRF may have higher gross margins when products incorporating inventory that was previously written down are sold.

Stock-Based Compensation

The fair value of SiRF’s employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 5, Stock-based Compensation, including the price volatility of the underlying stock and the option’s expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. SiRF utilizes its own historical volatility in valuing its stock option grants and purchase rights under its 2004 Employee Stock Purchase Plan, or the Purchase Plan. In addition, SiRF estimates forfeitures at the time of grant, and revises if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF’s estimate of expected forfeitures considers historical termination behavior, as well as retention related factors. SiRF elected to use the straight-line attribution method for awards granted after the adoption of Statement of Financial Accounting Standards, or SFAS No. 123R and continues to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, SiRF’s options’ actual lives, interest rates and forfeitures may be different from its assumptions, which would result in the actual fair value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets and Identified Intangible Assets

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

SiRF assesses the potential impairment of identified intangible assets and long-lived assets on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors SiRF considers important which could trigger an impairment review include the following:

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

In determining fair value, SiRF considers various factors including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which SiRF’s assets will be utilized and other variables. SiRF’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. SiRF bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual results differ significantly from current estimates, the amount of impairment charges recorded could be different or future impairment charges may result on identified intangible assets and other long-lived assets.

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

In preparing its consolidated financial statements, SiRF assesses the likelihood that its deferred tax assets will be realized from future taxable income. SiRF establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in determining the provision for income taxes or deferred tax assets and liabilities and future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. As of March 28, 2009, SiRF has recorded a full valuation allowance against all of its U.S. deferred tax assets, except for a portion sufficient to offset its U.S. FIN No. 48 liabilities. The deferred tax assets consist primarily of net operating loss and tax credits carryforwards. In assessing the need for a valuation allowance, SiRF considers all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. SiRF’s cumulative loss in the most recent three-year period, including the current net loss reported, represents negative evidence sufficient to maintain a valuation allowance under the provisions of SFAS No. 109. SiRF intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

Note 2. Recent Accounting Pronouncements

Adoption of Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP No. 157-b was issued, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, SiRF adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-b. Effective December 28, 2008, SiRF adopted SFAS No. 157 as it applies to nonfinancial assets and nonfinancial liabilities within the scope of FSP No. 157-b. The full adoption of SFAS No. 157 did not have a material impact on SiRF’s financial position and results of operations.

Recently Issued Accounting Pronouncements

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP Financial Accounting Standard, or FAS, 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. SiRF does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP Nos. 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FSP Nos. 115-2 and 124-2 bring is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP Nos. 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. SiRF does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

Note 3. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, excluding the weighted average unvested common shares subject to repurchase. Diluted net income (loss) per share is computed giving effect to all potentially dilutive common stock including common stock subject to repurchase, stock options, warrants, restricted stock units and potential shares associated with employee stock purchase plan withholdings. See Note 5, Stock-Based Compensation, for further information.

The reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share for the three months ended March 28, 2009 and March 31, 2008 is as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(In thousands, except per share amounts)
Numerator:
Net loss	$(16,938)	$(28,085)
Denominator:
Weighted average common shares outstanding	62,754	60,657
Less: Weighted average common shares outstanding subject to repurchase	—	(323)

Total weighted average shares used in net loss, basic	62,754	60,334

Net loss per share:
Basic	$(0.27)	$(0.47)
Diluted	$(0.27)	$(0.47)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share as their effect would be anti-dilutive:

	March 28, 2009	March 31, 2008
	(In thousands)
Outstanding common stock options	6,619	9,438
Restricted stock units	2,658	1,695

	9,277	11,133

Note 4. Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, SiRF considers the principal or most advantageous market in which SiRF would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The fair value of these financial assets was determined using the following inputs as of March 28, 2009:

		Fair Value Measurements at March 28, 2009 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$33,090	$33,090	$—	$—
United States government treasury securities (2)	27,974	—	27,974	—
Commerical paper (3)	31,987	—	31,987	—

Total	$93,051	$33,090	$59,961	$—

(1)	Included in cash and cash equivalents on SiRF’s condensed consolidated balance sheet.

(2)	$16.0 million of which is included in cash and cash equivalents, and $12.0 million of which is included in marketable securities on SiRF’s condensed consolidated balance sheet.

(3)	$10.0 million of which is included in cash and cash equivalents and $22.0 million of which is included in marketable securities on SiRF’s condensed consolidated balance sheet.

The fair value of these financial assets was determined using the following inputs as of December 27, 2008:

		Fair Value Measurements at December 27, 2008 Using
		(In thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (1)	$27,030	$27,030	$—	$—
United States government treasury securities (2)	23,994	—	23,994	—
Commerical paper (3)	41,947	—	41,947	—

Total	$92,971	$27,030	$65,941	$—

1)	Included in cash and cash equivalents on SiRF’s consolidated balance sheet.

(2)	$20.0 million of which is included in cash and cash equivalents and $4.0 million of which is included in marketable securities on SiRF’s consolidated balance sheet.

(3)	$16.0 million of which is included in cash and cash equivalents and $26.0 million of which is included in marketable securities on SiRF’s consolidated balance sheet.

SiRF’s investments in money market funds and marketable debt instruments (commercial paper and United States government treasury securities) are measured at fair value on a recurring basis. SiRF’s money market funds comply with Rule 2a-7 of the Investment Company Act of 1940 and are required to be priced and have a fair value of $1 net asset value per share. These money market funds are actively traded and reported daily through a variety of sources. Due to the structure and valuation required by the Investment Company Act of 1940 regarding Rule 2a-7 funds, the fair value of the money market fund investments are classified as Level 1. The fair value of SiRF’s marketable debt instruments is calculated using a matrix-based approach by a third party pricing service. A computer-based model considers the instruments’ days to final maturity and external credit rating in order to assign a current yield. An evaluated price is then calculated using that current yield. The following observable inputs are utilized as inputs into the daily matrix evaluations: maturity date, issue date, credit rating, settlement date and interest rate and, therefore, these investments are classified as Level 2 instruments. As of March 28, 2009 and December 27, 2008, the marketable debt instruments are stated at amortized cost which approximates fair value as determined by the matrix-based approach.

Note 5. Stock-Based Compensation

SiRF accounts for its stock-based compensation in accordance with the provisions of SFAS No. 123R. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The fair value of SiRF’s stock options and the Purchase Plan rights were estimated using a Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, along with certain policy elections in adopting and implementing SFAS No. 123R, including the options’ expected life and the price volatility of SiRF’s underlying stock. Actual volatility, expected lives, interest rates and forfeitures may be different than SiRF’s assumptions, which would result in an actual value of the options being different than estimated. The fair value of stock-based awards is amortized over the requisite service period of the award using the straight-line attribution method for awards granted after the adoption of SFAS No. 123R, and SiRF continues to use the multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R.

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

Estimated Pre-vesting Forfeitures: SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF has considered historical termination behavior, as well as retention-related factors in its forfeiture estimation process. There is an inverse relationship between the forfeiture rate and the impact on stock-based compensation expense. Therefore, if the estimated forfeiture rate decreased, the amount of stock-based compensation expense will increase. SiRF based its forfeiture estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual forfeitures differ significantly from current estimates, SiRF’s stock-based compensation expense will be impacted.

Stock Option and Employee Stock Purchase Plans

1995 Stock Plan

In March 1995, SiRF adopted the 1995 Stock Plan, or the 1995 Plan, to provide incentive and non-statutory stock options to purchase shares of common stock to employees and independent contractors. Under the 1995 Plan, the exercise price for incentive stock options is at least 100% of the stock’s fair market value on the date of grant for employees owning 10% or less of the voting power of all classes of stock, and at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For non-statutory stock options, the exercise price is at least 110% of the fair market value on the date of grant for employees owning more than 10% of the voting power of all classes of stock and no less than 85% for employees owning 10% or less of the voting power of all classes of stock. The 1995 Plan was terminated upon the completion of SiRF’s initial public offering in April 2004 and the remaining 19,558 stock options not granted under the 1995 Plan were cancelled. No shares of SiRF’s common stock remain available for issuance under the 1995 Plan other than for satisfying exercises of stock options granted under this plan prior to its termination. As of March 28, 2009, no shares of common stock have been reserved for issuance under the 1995 Plan and options to purchase a total of 1,512,646 shares of common stock were outstanding.

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

Under the 2004 Plan, options generally expire between six and ten years after the date of grant. However, the term of the options may be limited to five years if the optionee owns stock representing more than 10% of the voting power of all classes of stock. Vesting periods for options and restricted stock units are determined by SiRF’s Board of Directors and generally provide for shares to vest over a two to four year period. As of March 28, 2009, 4,452,411 options to purchase common stock and 2,657,844 unvested restricted stock units granted were outstanding and 6,896,836 options were available for issuance under the 2004 Plan.

2004 Employee Stock Purchase Plan

In March 2004, SiRF adopted the Purchase Plan. Under the Purchase Plan, 1,000,000 shares were reserved for issuance upon SiRF’s completion of its initial public offering. On January 1 of each year, starting in 2005, the number of shares reserved for issuance automatically increases by the lesser of (i) 750,000 shares, (ii) 1.5% of issued and outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) a number of shares determined by the Board of Directors. Eligible employees are allowed to have salary withholdings of up to 15% of cash compensation to purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the stock on the first trading day of the offering period or the fair market value on the purchase date. There were no shares of common stock issued under the Purchase Plan during the three months ended March 28, 2009 and 1,206,676 shares were available for issuance under the Purchase Plan. As of March 28, 2009, there was $1.2 million of total unrecognized compensation cost related to the Purchase Plan rights that is expected to be recognized over the remaining accumulation periods comprising the offering periods.

TrueSpan 2004 Stock Incentive Plan

In March 2006, in connection with the acquisition of TrueSpan, SiRF assumed the existing TrueSpan 2004 Stock Incentive Plan, or the TrueSpan Plan. All unvested options granted under the TrueSpan Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. As of March 28, 2009, no additional options can be granted under the TrueSpan Plan and options to purchase a total of 3,695 shares of common stock were outstanding.

Centrality 1999 Stock Plan

In August 2007, in connection with the acquisition of Centrality, SiRF assumed the existing Centrality 1999 Stock Plan, or the Centrality Plan. All unvested options granted under the Centrality Plan were assumed by SiRF as part of the acquisition. All contractual terms of the assumed options remain the same, except for the converted number of shares and exercise price based on an exchange ratio determined as part of the acquisition agreement. No additional options can be granted under the Centrality Plan. As of March 28, 2009, options to purchase a total of 650,193 shares of common stock were outstanding.

Stock-Based Compensation Assumptions

The fair value of stock options were estimated at the date of grant (or date of acquisition for options assumed) with the following weighted-average assumptions:

	Stock Options
	Three Months Ended
	March 28, 2009	March 31, 2008
Risk-free interest rate	1.6%	2.6%
Average expected term (in years)	3.8	3.8
Volatility	92%	70%
Dividend yield	—	—

The weighted average fair value of options granted with an exercise price equal to the fair value of common stock utilizing the Black-Scholes option pricing model during the three months ended March 28, 2009 and March 31, 2008, was $1.78 and $8.11, respectively. No options were granted in the periods presented with exercise prices below the deemed fair value of common stock (i.e., stock price on the date of grant). For options assumed in connection with acquisitions, the fair value of the option is estimated at the date of acquisition.

The estimated fair value of purchase rights under the Purchase Plan is amortized over the individual accumulation periods comprising the offering period. There were no new purchase rights under the Purchase Plan valued during the first quarter of 2009 and 2008.

Outstanding Stock Options and Restricted Stock Units

A summary of stock option activity during the three months ended March 28, 2009 is presented below:

Options	Shares	Weighted Average Exercise Price
Options outstanding, December 27, 2008	7,350,026	$14.52
Granted	121,700	$1.80
Exercised	(216,796)	$0.70
Forfeited/Expired	(635,985)	$13.57

Options outstanding, March 28, 2009	6,618,945	$14.84

As of March 28, 2009, there was approximately $15.8 million of total unrecognized compensation cost related to unvested stock options granted and outstanding with a weighted average remaining vesting period of 1.8 years. Net cash proceeds from the exercise of stock options were approximately $0.2 million and $0.6 million for the three months ended March 28, 2009 and March 31, 2008, respectively. The aggregate intrinsic value of options exercised during the three months ended March 28, 2009, based on the aggregate weighted average exercise price was approximately $0.2 million.

A summary of restricted stock unit activity during the three months ended March 28, 2009 is presented below:

Unvested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Unvested, December 27, 2008	2,979,172	$11.01
Granted	101,300	$1.76
Vested	(48,522)	$27.96
Forfeited	(374,106)	$12.35

Unvested, March 28, 2009	2,657,844	$8.90

The fair value of SiRF’s restricted stock units is calculated based upon the fair market value of SiRF’s stock at the date of grant. As of March 28, 2009, there was $13.2 million of total unrecognized compensation cost related to unvested restricted stock units granted, which is expected to be recognized over a weighted average period of 1.0 year. The weighted average grant date fair value of restricted stock units that vested during the three months ended March 28, 2009 and March 31, 2008 was $1.4 million and $2.2 million, respectively.

Note 6. Restructuring

On March 21, 2008, SiRF approved a corporate restructuring plan, or the Plan, in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, SiRF has reduced its workforce through a combination of immediate lay-offs, elimination of non-essential positions and attrition. Also, as part of the Plan, SiRF closed its South San Francisco, California, office on June 1, 2008. SiRF also stopped further product developments in the mobile TV space. On July 24, 2008, SiRF approved an additional restructuring plan that was limited to reductions in force and reprioritizing of certain engineering projects. Most recently, on December 4, 2008, SiRF approved an additional corporate cost reduction and restructuring plan that included further reductions in force which by mid-2009 will reduce SiRF’s current workforce by 25% when combined with the spin-off of its former wholly-owned subsidiary, Kisel Microelectronics, A.B. The Plan also included the planned closure of its Bangalore, India office, as well as the discontinuance of product development efforts in Bluetooth technology. These combined restructuring activities have resulted in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations, including leased facilities and impairment of long-lived assets. Related to these combined restructuring activities, as of March 28, 2009, SiRF incurred cumulative total pre-tax restructuring charges of $4.0 million, of which $1.8 million were cash expenditures related to employee severance and benefits arrangements and facilities, and the remaining $2.2 million were non-cash expenditures related to asset impairments. The restructuring charges are reported in the condensed consolidated statement of operations under operating expenses, “Restructuring and asset impairment charges.”

The following table provides a summary of the activities for the three months ended March 28, 2009 related to SiRF’s restructuring activities:

	Employee Severance and Benefits	Asset Impairments	Facility and Other	Total
	(In thousands)
Restructuring balance, December 27, 2008	$418	$—	$—	$418
Charged to costs and expenses	503	—	185	688
Non-cash items	—	—	(185)	(185)
Cash payments	(679)	—	—	(679)

Restructuring balance, March 28, 2009	$242	$—	$—	$242

SiRF expects the December restructuring activities to be substantially completed by the second quarter of fiscal year 2009, with additional cash expenditures of less than $0.5 million related to employee severance and benefit arrangements and facilities in such quarter.

Note 7. Inventories

Inventories consist of the following:

	March 28, 2009	December 27, 2008
	(In thousands)
Work-in-process	$4,152	$6,451
Finished goods	8,528	9,921

Total	$12,680	$16,372

Note 8. Segment and Geographical Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the reporting by business enterprises of information about operating segments, products and services, geographic areas, and major customers. The standard for determining what information to report is based on available financial information that is regularly reviewed and used by SiRF’s chief operating decision maker in evaluating SiRF’s financial performance and resource allocation. SiRF’s chief operating decision-maker is considered to be the CEO. Based on the criteria stated in SFAS No. 131 for determining separately reportable operating segments and the financial information available to and reviewed by the CEO, SiRF has determined that it operates as a single operating and reportable segment.

Geographic Information

The following table summarizes net revenue by geographic region:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(In thousands)
Net revenue:
United States	$10,382	$10,196
International:
Asia-Pacific	17,232	41,169
Europe	2,671	8,400
Mexico	3,329	—
Other	634	2,211

Total net revenue	$34,248	$61,976

During the three months ended March 28, 2009, Mexico, Taiwan, China and United States accounted for 10%, 14%, 28% and 30% of net revenue, respectively. During the three months ended March 31, 2008, the United States and Taiwan accounted for 16% and 45% of net revenue, respectively. No other country accounted for more than 10% of SiRF’s consolidated net revenue during the three months ended March 28, 2009 and March 31, 2008.

SiRF determines geographic location of its revenue based upon the destination of shipment for all original equipment manufacturers and value-added customers, and based upon distributor location for all its distributor customers.

SiRF derives a substantial majority of its net revenue from sales to the automotive, mobile phone and consumer device markets.

The following table summarizes long-lived assets by geographic region:

	March 28, 2009	December 27, 2008
	(In thousands)
Long-lived assets:
United States	$10,665	$11,325
International:
China	1,357	1,329
India	505	822
Other	225	161

Total long-lived assets	$12,752	$13,637

Long-lived assets include fixed assets and are reported based on the location of the asset and excludes identified intangible assets, which are not allocated to specific geographic locations as it is impracticable to do so.

Note 9. Customer Concentration

As of March 28, 2009, four customers accounted for 17%, 11%, 10% and 10% of net accounts receivable. As of December 27, 2008, three customers accounted for 18%, 14% and 11% of net accounts receivable.

During the three months ended March 28, 2009, three customers accounted for 14%, 11% and 11% of net revenue. During the three months ended March 31, 2008, three customers accounted for 22%, 17% and 10% of net revenue.

Note 10. Identified Intangible Assets

Identified intangible assets at March 28, 2009, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$38,328	$(26,712)	$11,616
Acquisition-related patents	2,000	(590)	1,410
Acquisition-related trade names	4,100	(1,952)	2,148
Acquisition-related non-compete agreements	4,240	(3,533)	707

Total acquisition-related intangible assets	48,668	(32,787)	15,881
Intellectual property assets	5,528	(3,215)	2,313

Total identified intangible assets	$54,196	$(36,002)	$18,194

Identified intangible assets at December 27, 2008, consist of the following:

	Gross	Accumulated Amortization	Net
	(In thousands)
Acquisition-related developed and core technology	$38,328	$(24,563)	$13,765
Acquisition-related patents	2,000	(551)	1,449
Acquisition-related trade names	4,100	(1,660)	2,440
Acquisition-related non-compete agreements	4,240	(3,003)	1,237

Total acquisition-related intangible assets	48,668	(29,777)	18,891
Intellectual property assets	4,988	(2,277)	2,711

Total identified intangible assets	$53,656	$(32,054)	$21,602

Amortization expense of acquisition-related intangible assets was $3.0 million and $6.2 million for the three months ended March 28, 2009 and March 31, 2008, respectively. Amortization of intellectual property assets was $0.5 million and $0.4 million for the three months ended March 28, 2009 and March 31, 2008, respectively, and was included in research and development expense. For the three months ended March 28, 2009, SiRF wrote off $0.5 million of intellectual property assets included in accumulated amortization as the intellectual property assets have no future benefit or alternative use as a result of a reallocation of resources amongst existing research and development projects. There were no write-offs of intangible assets for the three months ended March 31, 2008.

Estimated future amortization expense related to identified intangible assets at March 28, 2009 is as follows:

Fiscal Year Ending	Amount
(In thousands)
2009 (9 months remaining)	9,039
2010	7,114
2011	1,051
2012	158
2013	154
Thereafter	678

Total	$18,194

Note 11. Deferred Margin on Shipments to Distributors

Revenue on shipments made to distributors under agreements allowing right of return and price protection is deferred until the distributors sell the merchandise. Deferred revenue under these agreements and deferred cost of sales related to inventories held by distributors, are as follows:

	March 28, 2009	December 27, 2008
	(In thousands)
Deferred distributor revenue	$3,424	$2,905
Less: Inventory held at distributors	(1,493)	(1,191)

Deferred margin on shipments to distributors	$1,931	$1,714

Note 12. Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(In thousands)
Net loss	$(16,938)	$(28,085)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on available-for-sale securities	(10)	(12)

Total comprehensive loss	$(16,948)	$(28,097)

Note 13. Gain on Note Receivable Previously Impaired

On January 24, 2008, SiRF entered into a loan and security agreement whereby SiRF agreed to make advances totaling $13.5 million to a potential acquisition target in connection with SiRF’s proposal to acquire all outstanding shares of that entity. The loan agreement was collateralized by a security interest in all of the noteholder’s current and subsequently acquired assets, including without limitation all accounts, documents, equipment, general intangibles, goods, fixtures, instruments, inventory, financial assets and money. SiRF also entered into a Form of Intellectual Property Security Agreement whereby SiRF obtained a security interest in all of the target entity’s rights, title and interest in its intellectual property, including without limitation copyrights, patents and trademarks. The entire outstanding principal balance of the advances bore interest at a fixed rate of 5.0% per annum and was payable on July 24, 2009, or at an earlier date, if the noteholder was acquired by a party other than SiRF pursuant to the terms of the agreement. Subsequent to executing this agreement, SiRF decided not to proceed with the acquisition. In the second quarter of 2008, SiRF determined it was no longer probable that the principal under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. SiRF performed an impairment analysis of the fair value of the note receivable and, as a result of that analysis, recorded an impairment charge of $11.8 million in fiscal 2008. In February 2009, SiRF settled the note receivable and entered into a contingent loan assignment and assumption agreement with the borrower and a third party for the assignment by SiRF of the note receivable. Under the terms of the loan assignment and assumption agreement, SiRF received $9.0 million, plus accrued interest from January 31, 2009, as payment in full under the contingent loan assignment and assumption agreement. The gain on the note receivable previously impaired is $7.3 million which represents the proceeds received in excess of the carrying value of $1.7 million and is classified as non-operating income in the condensed consolidated statement of operations.

Note 14. Short-Term Credit Facility

Prior to March 2009, the Company had maintained a short-term revolving line of credit under which it could borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate plus 1.25%. The line of credit expired in March 2009.

Note 15. Related Party Transactions

On November 24, 2008, SiRF entered into a share purchase agreement whereby it sold 85% of its holdings in Kisel. During the first quarter ended March 28, 2009, Kisel provided certain engineering services to SiRF valued at approximately $0.5 million.

Note 16. Commitments and Contingencies

SiRF may be subject to claims, legal actions and complaints, including patent infringement, arising in the normal course of business. The likelihood and ultimate outcome of such an occurrence is not presently determinable; however, there can be no assurance that SiRF will not become involved in protracted litigation regarding alleged infringement of third party intellectual property rights or litigation to assert and protect patents or other intellectual property rights of SiRF’s subsidiary SiRF Technology, Inc. Any litigation relating to patent infringement or other intellectual property matters could result in substantial cost and diversion of SiRF’s resources that could materially and adversely affect its business and operating results.

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

Furthermore, on February 8, 2007, SiRF Technology, Inc. filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation, of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, and the Administrative Law Judge’s, or ALJ’s, Final Initial and Recommended Determination, or ID, was filed June 13, 2008. The ID upheld the validity of SiRF’s U.S. Patent No. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. Patent No. 7,043,363 invalid and not infringed. On June 27, 2008, the parties submitted to the ITC Petitions for Review of the ID. On August 14, 2008, a Notice of Commission Decision Not to Review a Final Determination Finding No Violation of Section 337 was issued, whereby the ITC determined not to review the ID. On October 13, 2008, SiRF Technology, Inc. filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, appealing the ITC’s decision and all underlying orders, rulings, and findings, including the ID. On March 24, 2009, SiRF Technology filed an uncontested request to withdraw the appeal, and, on March 25, 2009, the Federal Circuit granted SiRF Technology’s request and ordered the appeal withdrawn.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation, or the Investigation, of certain GPS devices and products made for, by, or sold by or for SiRF Technology, Inc. and the customers named in the investigation, E-TEN Information Systems Co., Ltd., Mio Technology Ltd, USA, MiTAC International Corp. and Pharos Science & Applications, Inc., or the Named Respondents. As a result, on May 7, 2007, the ITC instituted an action titled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. Upon its acquisition of Global Locate, Broadcom was subsequently added as an additional complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008.

On August 8, 2008, the ALJ issued a Notice regarding the Initial Determination in this matter. This Notice contained determinations that all six of the asserted Broadcom patents (1) had an existing domestic industry, (2) were valid, and (3) were infringed by certain of SiRF Technology, Inc.’s products. On August 22, 2008, the ALJ issued a Recommended Determination on Remedy and Bonding in this matter, which recommended to the ITC that, if a violation of Section 337 has occurred (1) those of SiRF Technology, Inc.’s products that are accused products in the Investigation, if found to infringe a patent at issue in the Investigation, should be excluded from the United States, (2) a limited exclusion order should be issued prohibiting the importation into the United States of products containing any of such SiRF Technology, Inc.’s products (i.e., “downstream” products) that may be found to infringe, and (3) Cease and Desist Orders should be issued prohibiting SiRF Technology, Inc. and the domestic Named Respondents from importing or selling in the United States those of SiRF Technology, Inc.’s products that may be found to infringe any asserted patent. On August 25, 2008, SiRF Technology, Inc. filed a Petition to Review the Initial Determination with the ITC. In addition to SiRF Technology Inc.’s Petition, the ITC’s Office of Unfair Import Investigations also independently filed a Petition for Review of the Initial Determination.

On October 9, 2008, the ITC issued a Notice indicating that it had determined to review in part the Initial Determination. Specifically, the ITC determined to review (1) the ALJ’s finding that Global Locate has standing to assert U.S. Patent No. 6,606,346, a patent that was asserted by Global Locate against a low-volume SiRF Technology, Inc. hardware product that does not impact SiRFstarII, SiRFstarIII or system on chip, or SoC, portfolio; (2) the ALJ’s finding that SiRF Technology, Inc. directly infringes claim 1 of U.S. Patent No. 6,704,651 (asserted against certain SiRF Technology, Inc. software) through its commercial activities; and (3) the ALJ’s finding that SiRF Technology, Inc. directly infringes claim 1 of U.S. Patent No. 6,651,000 (also asserted against certain SiRF Technology, Inc. software) through its commercial activities. Since the date of the initial determination and before the final determination, SiRF Technology, Inc. released new versions of its software. The ITC determined not to review the remaining issues presented by SiRF Technology, Inc. and by the Office of Unfair Import Investigations in their respective Petitions for Review, including issues related to the ALJ’s finding of infringement of U.S. Patent Nos. 6,417,801, 6,937,187, and 7,158,080 (each of which was also asserted against certain SiRF Technology, Inc. software); the ALJ had found that each of those patents was infringed by SiRF Technology, Inc.’s commercial activities. With respect to the scope of remedy, the United States Court of Appeals for the Federal Circuit on October 14, 2008 in Kyocera Wireless Corp. v. ITC held that the ITC has no statutory authority to issue a Limited Exclusion Order against downstream products of parties who are not named as respondents in an ITC case. The vast majority of SiRF Technology, Inc.’s customers were not named as respondents in Broadcom’s ITC case against SiRF Technology, Inc. In view of Kyocera Wireless Corp. v. ITC, and because the ALJ had not yet issued a public version of the Recommended Determination on Remedy and Bonding, on October 21, 2008, the ITC extended the deadline for submissions on remedy, the public interest, and bonding until October 27, 2008 and extended the target date of the Investigation by 30 days, until January 8, 2009.

The ITC issued its Final Determination on January 15, 2009. The ITC modified certain of the ALJ’s findings, but determined on the basis of its modified findings that Global Locate has standing to assert U.S. Patent No. 6,606,346 and that SiRF Technology, Inc. directly infringes U.S. Patent No. 6,704,651 and U.S. Patent No. 6,651,000 through its commercial activities. The ITC issued a Limited Exclusion Order against the Named Respondents. The ITC also issued Cease and Desist Orders against SiRF Technology, Inc. and the domestic Named Respondents. In light of Kyocera Wireless, the ITC determined to limit the scope of the Limited Exclusion Order to products that are manufactured abroad or imported by, or on behalf of, the Named Respondents and that are covered by the asserted patent claims, and the ITC denied Global Locate’s request to extend the Exclusion Order to “downstream” articles of non-respondents that incorporate such covered products. The Limited Exclusion Order prohibits SiRF Technology, Inc. from the unlicensed entry of the infringing products into the United States by or on behalf of SiRF or Named Respondents. The ITC issued Cease and Desist Orders prohibiting SiRF and the domestic Named Respondents from importing or selling in the United States any of SiRF’s products that may be found to infringe any asserted patent. In 2008, the Named Respondents collectively represented approximately 7% of SiRF’s net revenues. In the first quarter of 2009, the Named Respondents collectively represented approximately 2% of SiRF’s net revenues.

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

On May 14, 2008, Broadcom filed a patent infringement complaint against SiRF Technology, Inc. in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology, Inc. answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, SiRF Technology, Inc. has filed with the U.S. Patent and Trademark Office Requests for Ex-Parte Reexamination of each of the four patents. Through its Reexamination Requests and, in SiRF Technology, Inc.’s view of what are substantial new questions of patentability raised by prior art that SiRF Technology, Inc. believes may not have been previously considered in full by the U.S. Patent and Trademark Office, SiRF Technology, Inc. has sought review and invalidation of all four of the Broadcom patents-in-suit. The U.S. Patent and Trademark Office granted each of SiRF Technology, Inc.’s requests for reexamination with respect to the four patents and has ordered their reexamination. In a preliminary Office Action dated March 5, 2009, the U.S. Patent and Trademark Office rejected all 33 claims of one of the four patents. On September 15, 2008, the Honorable James V. Selna denied SiRF Technology, Inc.’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its early stages and, based on SiRF’s analysis of the facts of the case to date, SiRF believes the likelihood that a loss may have been incurred is remote. No assurance can be made that Broadcom will not seek to commence additional litigation against SiRF Technology, Inc., or that the pending litigation with Broadcom will not have a material adverse effect on its business. See Item 1, Legal Proceedings, under Part II of this report for further information.

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

Also in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for the Santa Clara County, against certain of SiRF’s officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and an amended complaint was filed on November 18, 2008. On January 21, 2009, the parties submitted a stipulation to the court adjourning the defendents’ response to the derivative complaint pending resolution of SiRF s motion to dismiss the securities litigation pending in the Northern District of California.

On February 13, 2009, a complaint regarding a purported class action lawsuit, Diaz v. Banatao, et al., was filed in the Superior Court of California, Santa Clara County, against SiRF and SiRF’s Board of Directors in connection with the Merger Agreement and the Merger. The complaint alleges, among other things, that (1) SiRF’s Board of Directors violated its fiduciary duties to SiRF’s stockholders by approving the Merger and certain terms set forth in Section 5.4 of the Merger Agreement related to SiRF’s ability to solicit, consider or accept alternative proposals, (2) SiRF aided and abetted its Board of Directors’ alleged breach of fiduciary duty and (3) the Merger Consideration is unfair for reasons including, but not limited to, a temporarily low stock price and that the book value of a share of stock allegedly exceeds the Merger Consideration per share. The complaint seeks, among other things, an injunction prohibiting SiRF and CSR from consummating the Merger, rescission of the Merger if the Merger is consummated prior to the entry of final judgment by the court, an accounting by the defendants to the plaintiffs for all damages caused by them and an accounting for all profits and any special benefits obtained by the defendants as a result of any breach of fiduciary duty and attorneys’ fees and expenses. SiRF intends to vigorously defend against the lawsuit.

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

On February 27, 2009, plaintiffs in the above-referenced derivative litigation filed an amended, consolidated complaint, which added a purported class action claim against SiRF’s Board of Directors in connection with the Merger Agreement. The class action allegations asserted in the consolidated amended complaint are substantially similar to the allegations set forth in the Diaz and Reich actions, although the class action allegations asserted in the consolidated amended complaint contain the additional allegation that SiRF entered into the Merger Agreement for the purpose of evading alleged liability relating to the derivative claims. Plaintiffs also seek to compel certain changes in SiRF’s corporate governance. SiRF intends to vigorously defend against these class action claims. Other similar lawsuits may be filed although SiRF is not currently aware of any.

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

In addition, before SiRF can successfully defend an infringement claim, SiRF’s customers may become reluctant to include SiRF on their future product designs. Therefore, even if SiRF is successful in defending an infringement claim, negative publicity could have a material adverse effect on its business in addition to the expense, time delay, and burden on management of litigation. See Item 1A. Risk Factors, under Part II in this report for further information, specifically the risk factor titled: “SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry and sale into the United States of certain SiRF products deemed to be infringing on Broadcom patents by or on behalf of SiRF or the customers named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of SiRF’s products or those of its customers, its customer relationships may be harmed and the business and results of operations may by materially adversely affected.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to:

•	the expected growth of SiRF’s product development and continued product improvement, design win traction and momentum;

•	anticipated benefits or success of SiRF’s current and announced products;

•	potential success of SiRF’s customers’ products;

•	the impact and success of SiRF’s restructuring,

•	the impact of weakening demand, increased competition and weak macroeconomic environment on SiRF’s business;

•	the impact of government regulation or other action;

•	the demand for and SiRF’s ability to meet market demand for low power and small form factor Global Positioning Systems, or GPS, functionality products;

•	the impact and success of SiRF’s acquisitions or investments;

•	SiRF’s leadership position;

•	the decline in average selling prices;

•	SiRF’s anticipated growth and cash needs, including SiRF’s estimates regarding SiRF’s capital requirements and need for, ability to obtain and impact of additional financing;

•	the impact from changes in interest rates and foreign currency rates;

•	SiRF’s tax liability and impact of any changes in tax laws;

•	SiRF’s inventory and potential write-offs;

•	SiRF’s access to materials, parts and supplies;

•	SiRF’s relationships with its employees;

•	SiRF’s critical accounting policies and adoption of accounting pronouncements;

•	SiRF’s disclosure controls and procedures;

•	SiRF’s expectations on competition;

•	SiRF’s dependency on establishing and maintaining relationships with established providers and industry leaders;

•	SiRF’s expectations regarding the amount of SiRF’s net revenue from sales to the Asia-Pacific region and subsequent sale to original manufacturers outside of that region;

•	SiRF’s revenue, sources of revenue, gross margins, and operating results and expenses;

•	SiRF’s expectations regarding SiRF’s dependency on future sales of the SiRFstarIII, SiRFtitan, SiRFprima and SiRFatlas product lines;

•	SiRF’s ability to predict product markets and compete in such markets;

•

SiRF’s intellectual property, including SiRF’s ability to obtain patents in the future and protection of intellectual property in foreign countries and the impact of current, potential and concluded legal proceedings;

•	SiRF’s business plans or outlook and any related forecasts or projections relating to any aspect of SiRF’s business, anticipated financial or operating results;

•	SiRF’s acquisitions of or investments in complementary technologies;

•	SiRF’s stock price volatility;

•	SiRF’s continued listing on the Nasdaq Global Select Market;

•	the impact of the International Trade Commission’s findings;

•	SiRF’s legal proceedings;

•	SiRF’s compliance with environmental regulations;

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

•

other risks and uncertainties, including those detailed from time to time in SiRF’s periodic reports filed with the Securities and Exchange Commission, including SiRF’s Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, as may be amended.

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

These forward-looking statements are qualified by the risk factors described in Item 1A of this Form 10-Q and represent SiRF’s estimates and assumptions only as of the date of this Form 10-Q (or any earlier date indicated in this Form 10-Q) and SiRF undertakes no obligation to update or revise any forward-looking statements to reflect subsequent events or circumstances unless required by law. Investors or potential investors should give careful consideration to these risks and uncertainties.

All references to “SiRF” mean SiRF Technology Holdings, Inc. and its subsidiaries, except where it is clear from the context that such terms mean only this parent company and excludes subsidiaries.

SiRF®, SiRFstar®, SiRFXTrac®, SiRFDRive®, SiRFLoc®, SiRFNav®, SiRFSoft®, SoftGPS®, Centrality®, Atlas®, SiRFprima®, the SiRF name and orbit design logo and Multimode Location Engine® are SiRF’s registered trademarks. The following are trademarks of SiRF Technology, Inc., some of which are pending registration as intent-to-use applications: SiRFstarIII™, SiRFstarII™, SnapLock™, SnapStart™, FoliageLock™, SingleSat™, TricklePower™, Push-to-Fix™, SiRF Powered™, SiRFLink™, SiRFDiRect™ LocativeMedia™, SiRFDemo™ , SiRFDemoPPC™, SiRFecosystem™, SiRFFlash™, SiRFFlashEngine™, SiRFFlashEngineEP™, SiRFFlashMulti™, SiRFGetEE™, SiRFInstantFix™, SiRFInstantFixII™, SiRFLocDemo™, SiRFsandbox™, SiRFstudio™, SiRFView™, Locations; Because Life Moves™ and The Power of Location Now™, SiRFatlas™, SiRFtitan™, SiRFGenEE™ and SiRFLocMgr™. This Quarterly Report on Form 10-Q also includes trade names, trademarks and service marks of other companies and organizations.

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

SiRF markets and sells its products to original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, in four major markets: wireless handheld devices, such as mobile phones; automotive electronics systems, including navigation and telematics systems; consumer electronics products such as recreational GPS handhelds, mobile gaming machines, digital cameras and wearable devices; and mobile computing systems, including personal digital assistants, notebook computers, universal mobile personal computers and mobile internet devices. As SiRF supplies products that support multiple applications within these four major markets, it does not have the ability to discretely track separate financial information for each of these markets. Additionally, SiRF markets and sells its products to value-added manufacturer, or VAM, customers who typically provide GPS modules or sub-systems to certain OEMs, and through intellectual property partners, which integrate its core technology into their products. Intellectual property partners are typically large semiconductor companies.

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

SiRF’s markets are becoming more competitive resulting in increased pricing pressure on its products. While SiRF believes that it has leading edge technology, its ability to compete and maintain current product margin levels depends on its technological leadership, fast design cycle time, low product-cost-structure, the outcome of the appeal of the ITC Final Determination and approval of SiRF’s new software versions by U.S. Customs, as discussed below. SiRF also continues to enhance its efficiencies in logistics management and work with its semiconductor fabrication, packaging and testing vendors to reduce product costs, in an effort to maintain its overall cost structure.

In addition to the sale of chip sets, SiRF’s business depends on the volume of production by its technology licensees, which in turn depends on the current and anticipated market demand for semiconductors and products that use semiconductors.

On January 15, 2009, the ITC issued its Final Determination in connection with the Broadcom Corporation patent infringement investigation, or ITC Final Determination. Certain software pertaining to SiRFstarIII hardware products and three of SiRF’s premium software products, SiRFLoc, SiRFNav, and SiRFInstantFix, are subject to the ITC Final Determination. To comply with the ITC Final Determination, SiRF has released new software versions of SiRFLoc, SiRFNav, SiRFInstantFix and software pertaining to SiRFstarIII hardware products. However, SiRF has not obtained approval to date from U.S. Customs for the importation into the United States of products containing these new software versions. If SiRF is unable to obtain such approval or if the new software versions of SiRFLoc, SiRFNav, SiRFInstantFix and software pertaining to SiRFstarIII hardware products are found to be infringing, SiRF’s business could be materially and adversely affected. In addition, the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products were found to be infringing by the ITC. As such, SiRF is prohibited from conducting certain activities in the United States with respect to these products, including selling, marketing or testing the products in the United States. SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. See Item 1, Legal Proceedings, under Part II of this report for further information.

In addition, SiRF’s operations are directly impacted by cyclicality in the semiconductor industry, which is characterized by wide fluctuations in product supply and demand. This cyclicality could cause SiRF’s operating results to decline dramatically from one period to the next. Additionally, SiRF’s results are impacted by its customers’ ability to predict end-user, or consumer, demand for the devices they sell utilizing its products, as well as the consumer demand. The economic recession that began in 2007 and continuing uncertainties in the global economic environment, which affect consumer demand, coupled by intensifying market competition, have negatively impacted SiRF’s result of operations in the recent quarters, and may continue for the near future and beyond.

Agreement and Plan of Merger

On February 9, 2009, SiRF entered into an Agreement and Plan of Merger with CSR and Shannon Acquisition Sub, Inc., or Shannon. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Shannon will merge with and into SiRF with SiRF surviving as a wholly-owned subsidiary of CSR, or the Merger. Under the terms of the Merger Agreement, SiRF’s stockholders will receive 0.741 of a CSR ordinary share for each share of SiRF common stock they own (subject to anti-dilution adjustments). Holders of SiRF’s common stock prior to the Merger will receive cash in the Merger in lieu of fractional ordinary shares of CSR.

The completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by SiRF’s shareholders; (ii) approval of the transactions contemplated by the Merger Agreement by CSR’s shareholders; (iii) CSR ordinary shares issuable to SiRF stockholders under the Merger Agreement are admitted to the Official List of the United Kingdom Listing Authority and to trading on the London Stock Exchange’s main market for listed securities, subject only to allotment to the former SiRF stockholders; (iv) expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (v) absence of governmental laws, orders, judgments , injunctions or other restraints, and absence of any governmental authority instituting any proceeding seeking such laws, order, judgments, injunctions or other restraints, and absence of any governmental authority instituting any proceeding seeking such laws, order, judgments, injunctions or restraints, that prohibit consummation of the merger or that relate to the merger and would reasonably be expected to have a material adverse effect on CSR or SiRF after giving effect to the Merger; and (vi) effectiveness under the Securities Act of 1933 of the registration statement on Form F-4 relating to the CSR ordinary shares to be issued to SiRF’s stockholders and absence of any stop order in respect thereof or initiated or threatened proceedings by the Securities and Exchange Commission, or SEC, for that purpose. The waiting period under the Hart-Scott Rodino Act with respect to the merger expired on March 25, 2009. See the Merger Agreement, filed as Exhibit 2.1 on SiRF’s Current Report on Form 8-K, filed on February 10, 2009, for more information regarding the terms and conditions of the Merger.

The Merger Agreement contains specified termination rights for the parties. SiRF could be required to pay CSR a termination fee of $3.66 million if the Merger Agreement is terminated in certain circumstances. CSR could be required to pay SiRF a termination fee of $3.66 million if the Merger Agreement is terminated in certain circumstances.

Asset Impairment and Restructuring

Beginning in February 2008, SiRF continued to experience a significant decline in its stock price, resulting in its market capitalization falling below its net book value. In addition, during the second quarter of 2008, SiRF’s product demand outlook rapidly deteriorated due to increased competitive pressure within certain of its markets, as well as macroeconomic uncertainty which translated to a general decline in the demand for devices utilizing its technology. In addition, in 2008, litigation continued to be a significant expense. As a result, in the second quarter of 2008, SiRF significantly reduced its forecasted revenue, gross margin and operating profit.

The factors outlined above triggered an impairment analysis of SiRF’s goodwill and acquisition-related intangible assets in the second quarter of 2008. SiRF also performed impairment analyses of its deferred tax assets and note receivable. Based upon the impairment analyses in the second quarter of 2008, SiRF recorded the following non-cash charges in 2008:

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

In 2008, SiRF also evaluated the recoverability of its note receivable and determined it was no longer probable that the principal amount under the note receivable was fully recoverable based on information received related to the business prospects of the noteholder. Accordingly, SiRF recorded impairment charges of $11.8 million in 2008. On February 9, 2009, SiRF settled the note receivable and entered into a contingent loan assignment and assumption agreement with the borrower and a third party for the assignment by SiRF of the note receivable, which had an outstanding balance of $13.5 million. Under the terms of the loan assignment and assumption agreement, SiRF received $9.0 million, plus interest from January 31, 2009 as payment in full under the contingent loan assignment and assumption agreement. See Note 13, Gain on Note Receivable Previously Impaired, in the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information.

Additionally, in response to continuing economic uncertainties and to better align SiRF’s cost structure with the deteriorating demand outlook, it announced corporate restructuring plans throughout fiscal 2008. As part of the restructuring, SiRF reduced its workforce through a combination of immediate lay-offs, elimination of non-essential positions and attrition, closure of certain offices and termination of development in the mobile TV and Bluetooth technology. These restructuring activities have resulted in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations, including leased facilities and impairment of long-lived assets. See Note 6, Restructuring, to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information.

While it is difficult to determine whether deteriorating demand outlook, increased competitive pressure and the uncertainties related to macroeconomic environment and the outcome of the ITC Final Determination (See Note 16, Commitments and Contingencies, to the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report) will continue, SiRF believes that these factors will continue to negatively impact its business.

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

Litigation

SiRF is currently involved in material litigation. See Item 1, Legal Proceedings, under Part II in this report for further information. See also Item 1A, Risk Factors, under Part II in this report, specifically the risk factors titled: “SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry and sale into the United States of certain SiRF products deemed to be infringing on Broadcom patents by or on behalf of SiRF or the customers named in the investigation and is also subject to cease and desist orders against SiRF and its named domestic customers that were named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of SiRF’s products or those of its customers, its customer relationships may be harmed and the business and results of operations may be materially adversely affected”; “Any potential dispute involving SiRF’s patents or intellectual property or third party patents or third party intellectual property could be costly, time-consuming and may result in SiRF’s loss of significant rights”; and “SiRF has been named as a party in several putative shareholder class action and derivative lawsuits, which could cause SiRF’s business, financial condition, results of operations and cash flows to suffer.”

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

Inventories. Inventory costs are determined using standard costs that approximate actual costs under the first-in, first-out method. SiRF’s standard cost policy is to continuously review and set standard costs at current manufacturing costs. Manufacturing overhead standards for product cost are calculated assuming full absorption of projected spending over projected volumes. SiRF records write-downs for inventories that have become obsolete or are in excess of anticipated demand or net realizable value. SiRF performs a detailed review of inventory each period, and considers multiple factors including demand forecasts, market conditions, product life cycle status, product development plans and current sales levels. Demand forecasts involve estimates, such as customer product demand projections based on SiRF’s historical experience, timing of new product introductions, timing of customer transitions to new products and sell through of products at different average selling prices. If future demand or market conditions for SiRF’s products or the consequences of the ITC Final Determination (See Note 16, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report), are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded. If actual market conditions are more favorable, SiRF may have higher gross margins when products incorporating inventory that was previously written-down are sold.

Stock-Based Compensation. The fair value of SiRF’s employee stock options and purchase rights is estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, as disclosed in Note 5, Stock-Based Compensation Expense, to the unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report, including the price volatility of the underlying stock and the options’ expected term. The expected term for option grants and for options assumed in connection with acquisitions is estimated based on a consideration of, among other things, historical exercise patterns, the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. SiRF utilizes its own historical volatility in valuing its stock option grants and purchase rights under its 2004 Employee Stock Purchase Plan, or Purchase Plan. In addition, SiRF estimates forfeitures at the time of grant and, revises if necessary, in subsequent periods if actual forfeitures differ from those estimates. SiRF’s estimate of expected forfeitures considers historical termination behavior, as well as retention related factors. SiRF elected to use the straight-line attribution method for awards granted after the adoption of SFAS No. 123R, and continues to use a multiple option valuation approach for awards granted prior to the adoption of SFAS No. 123R that were unvested as of the effective date. Actual volatility, SiRF’s options’ actual lives, interest rates and forfeitures may be different from its assumptions, which would result in the actual value of the stock options and purchase rights being different than estimated.

Assessment of Long-Lived Assets and Identified Intangible Assets. Identified intangible assets consist of acquired developed and core technology, patents, assembled workforce, trade names, non-compete agreements and intellectual property assets. These intangible assets are amortized using the straight-line method over their estimated useful lives. Acquired developed and core technology, patents, trade names, non-compete agreements and intellectual property assets are amortized over their approximated weighted average estimated useful life of 4, 13, 4, 2 and 3 years, respectively.

SiRF is required to assess the potential impairment of identified intangible assets and long-lived assets on an annual basis, and potentially more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that SiRF considers important which could trigger an impairment review include the following:

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

In determining fair value, SiRF considers various factors including SiRF’s market capitalization, estimates of control premiums, estimates of future market growth and trends, forecasted revenue and costs, discount rates, expected periods over which SiRF’s assets will be utilized and other variables. SiRF’s growth estimates were based on historical data and internal estimates developed as part of its long-term planning process. SiRF bases its fair value estimates on assumptions believed to be reasonable, but which are inherently uncertain. Should actual results differ significantly from current estimates, the amount of impairment charges recorded could be different or future impairment charges may result on identified intangible assets and other long-lived assets.

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

In preparing its consolidated financial statements, SiRF assesses the likelihood that its deferred tax assets will be realized from future taxable income. SiRF establishes a valuation allowance if it determines that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in its consolidated statements of operations as a provision for (benefit from) income taxes. SiRF exercises significant judgment in determining its provisions for income taxes, its deferred tax assets and liabilities and its future taxable income for purposes of assessing its ability to utilize any future tax benefit from its deferred tax assets. As of March 28, 2009, SiRF has recorded a full valuation allowance against all of its U.S. deferred tax assets, except for a portion sufficient to offset its liabilities under the provisions of Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. The deferred tax assets consist primarily of net operating loss and tax credit carryforwards. In assessing the need for a valuation allowance, SiRF considers all available positive and negative evidence such as earnings history, projections of future income, future reversals of existing taxable temporary differences, and tax planning strategies. SiRF’s cumulative loss in the most recent three-year period, including the current net loss, represents negative evidence sufficient to maintain a valuation allowance under the provisions of FAS No. 109. SiRF intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The calculation of SiRF’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. SiRF evaluates its uncertain tax positions under the provisions of FIN No. 48. SiRF only recognizes tax benefits for positions that are more likely than not to be sustained upon final resolution with a taxing authority. SiRF measures these tax benefits by estimating the amount of benefit that corresponds to the cumulative probability greater than 50% of being sustained upon final resolution with a taxing authority. SiRF exercises significant judgment in estimating the final resolution of its tax positions with a taxing authority. SiRF believes it has adequately provided for any reasonably foreseeable adjustments to its tax liability. If SiRF ultimately determines that payment of these amounts is unnecessary, it will reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary, in accordance with FIN No. 48.

Adoption of Recent Accounting Pronouncements

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 157, Fair Value Measurement. SFAS No. 157 provides a framework that clarifies the fair value measurement objective within GAAP and its application under the various accounting standards where fair value measurement is allowed or required. Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, FASB Staff Position, or FSP No. 157-b was issued, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, including interim periods within that fiscal year for items within the scope of the FSP. Effective January 1, 2008, SiRF adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities within the scope of FSP, No. 157-b. Effective December 28, 2008, SiRF adopted SFAS No. 157 as it applies to nonfinancial assets and nonfinancial liabilities. The full adoption of SFAS No. 157 did not have a material impact on SiRF’s financial position and results of operations.

Recently Issued Accounting Pronouncements

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP Financial Accounting Standard, or FAS, 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. SiRF does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP Nos. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP Nos. 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP Nos. 115-2 and 124-2 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP Nos.115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. SiRF does not believe the implementation of this standard will have a material impact on its consolidated financial statements.

Results of Operations

Revenue

The following table sets forth SiRF’s revenue for the first quarter of 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 28, 2009		March 31, 2008
	Dollars	% of Net Revenue	Dollars	% of Net Revenue
Product revenue	$32,321	94%	$59,928	97%
License royalty revenue	1,927	6%	2,048	3%

Net revenue	$34,248		$61,976

Decrease, period over period	$(27,728)
Percentage decrease, period over period	-45%

Product revenue decreased in the first quarter of 2009, as compared to the corresponding period in the prior year, due to the declines in unit shipments of 36% and in average selling prices of 16%. The decline in unit shipments was a result of decreased market share and continuing weakness in consumer demand. In general, average selling prices are expected to decline over time within a given product line due to market competition and the general nature of the semiconductor industry. Combined average selling prices will be affected by this, but will also vary depending on product and customer mix, as well as the introduction of new products.

License royalty and service revenue represented 6% and 3% of SiRF’s net revenue in the first quarter of 2009 and 2008, respectively. License royalty and service revenue in first quarter of 2009, as compared to the corresponding period in the prior year, remained steady in dollar terms and increased as a percentage of total revenue due to the decline in product revenue.

Net revenue from international sales was approximately 70% and 84% of SiRF’s net revenue in first quarter of 2009 and 2008, respectively. Net revenue from international sales to the Asia-Pacific and European region accounted for approximately 50% and 8% in the first quarter of 2009, respectively, compared to 66% and 14% of net revenue in the first quarter of 2008, respectively. International sales to the Asia-Pacific and European region decreased in the first quarter of 2009, as compared to the corresponding period in the prior year, due to weaker demand from several of SiRF’s customers in those regions. Although a large percentage of SiRF’s sales are made to customers in the Asia-Pacific region, SiRF believes that a significant amount of the systems designed and manufactured by these customers are subsequently sold through to OEMs outside of the Asia-Pacific region. All of SiRF’s sales are denominated in United States dollars.

In each of the first quarter of 2009 and 2008, SiRF’s 10 largest customers collectively accounted for 73% of its net revenue. In the first quarter of 2009, three of SiRF’s customers, Celestica, Flextronics and Promate, each represented 10% or more of SiRF’s net revenues. In the first quarter of 2008, three customers, Promate, Garmin and Elcoteq, each represented 10% or more of SiRF’s net revenues.

SiRF’s revenue growth depends in large part on the consumer demand for GPS products. Due to the continuing uncertainties in the global economic environment, intensifying market competition, and the ITC Final Determination, which may affect customer demand for SiRF products, SiRF’s revenue may be negatively impacted for the near future and beyond. In addition, SiRF’s revenue may be impacted by SiRF’s pending Merger with CSR, by the outcome of litigation or other factors outside of SiRF’s control. See Note 16, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information.

Gross Profit

Gross profit consists of net revenue, less cost of product revenue, including non-cash expenses related to the estimated fair value of employee stock-based compensation expense, amortization of acquisition-related intangible assets and impairment of acquisition-related intangible assets (if applicable). Cost of product revenue consists primarily of finished units or silicon wafers and costs associated with the assembly, testing and inbound and outbound shipping of SiRF’s chip sets, costs of personnel and occupancy associated with manufacturing-related overhead functions, such as manufacturing support and quality assurance, as well as write-downs for inventory losses, all of which are associated with product revenue. As SiRF does not have long-term, fixed supply agreements, its unit or wafer costs are subject to change based on the cyclical demand for semiconductor products. There was no cost of license royalty and service revenue for the periods reported.

Cost of product revenue for the periods reported was as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Cost of product revenue	$18,346	$31,898
Percentage of net revenue	54%	51%
Decrease, period over period	$(13,552)
Percentage decrease, period over period	-42%

Amortization of acquisition-related intangible assets, presented as a component of cost of revenue for the periods reported was as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$2,150	$3,707
Percentage of net revenue	6%	6%
Increase (decrease), period over period	$(1,557)
Percentage increase (decrease), period over period	-42%

Gross profit and gross margin for the periods reported were as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Gross profit	$13,752	$26,371
Gross margin	40%	43%
Decrease, period over period	$(12,619)
Percentage decrease, period over period	-48%

Product gross margin for the periods reported was as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
Product gross margin (1)	37%	41%

(1)	This excludes license royalty revenue.

The decrease in cost of product revenue in the first quarter of 2009, as compared to the corresponding period in the prior year, correlates with the decrease in SiRF’s net revenue and unit shipments during the same period.

The decrease in amortization of acquisition-related intangible assets in the first quarter of 2009 in dollar terms, as compared to the corresponding period in the prior year, was due to impairment charges of acquisition-related intangible assets recorded in the second quarter of 2008. However, as a percentage of revenue the amortization of acquisition-related intangible assets remain stable in the first quarter of 2009 compared to the prior year period.

Cost of product revenue includes stock-based compensation expense of $0.3 million and $0.2 million in the first quarter of 2009 and 2008, respectively.

The decrease in gross profit and gross margin in the first quarter of 2009, as compared to the corresponding period in the prior year, was driven by continued declines in average selling prices driven by competitive pressures and changes in SiRF’s product mix, as well as amortization on acquisition-related intangible assets. The declines in average selling prices were partially offset by declines in the per-unit cost of products sold. Additionally, the decline was partially offset by SiRF’s license royalty and service revenue, which has no cost of revenue, represented a larger percentage of revenue compared to the prior year.

In the future, SiRF’s gross margin may be affected by increased competition and related decreases in average selling prices, changes in the mix of products sold, including the mix of semiconductor products and the markets or customers they are sold to, as well as the extent of license royalty revenue, the availability and cost of products from its suppliers, manufacturing yields, particularly on new products, increased volume and related volume price breaks, timing of volume shipments of new products and potential delays in introductions of new products. Furthermore, continuing uncertainties in the global economic environment and consequences of the ITC Final Determination may affect customer demand for GPS products (See Legal Proceedings, in Item 1 of Part II of this report for further information). As a result, SiRF may experience declines in demand or average selling prices of its existing products, and its inventories on hand may become impaired, resulting in write-offs either for excess quantities, lower of cost or market considerations or impairment on acquisition-related intangible assets. Such write-offs, when determined, could have a material adverse effect on gross margins and results of operations. See Note 16, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information.

Operating Expenses

SiRF’s results of operations include non-cash expenses related to the estimated fair value of employee stock-based compensation awards. The following table provides the amounts recorded within operating expenses for employee stock-based compensation expense during the first quarter of 2009 and 2008:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(In thousands)
Stock-based compensation expense included within operating expense:
Research and development	$4,340	$4,808
Sales and marketing	$1,221	$1,371
General and administrative	$885	$2,480

During 2008, SiRF implemented various cost cutting measures through restructuring plans and certain cost control activities. For example, SiRF implemented restructuring plans in March, July and December 2008 (See Note 6, Restructuring, of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information). In general, these measures reduced SiRF’s operating expense structure by lowering its average headcount, reducing its facilities, and other associated costs, which are reflected in the research and development, sales and marketing and general and administrative expenses below.

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

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Research and development	$20,984	$26,881
Percentage of net revenue	61%	43%
Decrease, period over period	$(5,897)
Percentage decrease, period over period	-22%

The decrease in research and development expense in the first quarter of 2009, as compared to corresponding period in the prior year, was due to decreases in compensation-related expenses of $1.8 million and stock-based compensation expense of $0.5 million, which resulted from lower average headcount during the period related to the reduction in force in March, July and December 2008. In addition, product development, equipment and maintenance, and facilities-related expenses decreased by $1.9 million, $0.6 million, $0.5 million, respectively, which was attributable to SiRF’s cost cutting measures. Also, contingent acquisition expense decreased $0.3 million as a result of SiRF making its final contingent acquisition payment in the fourth quarter of 2008 related to the TrueSpan acquisition in 2006.

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

Sales and Marketing

Sales and marketing expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for sales and marketing personnel, sales commissions, customer support, public relations, tradeshows, advertising and other marketing activities. Sales and marketing expense for the periods reported was as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Sales and marketing	$4,812	$7,425
Percentage of net revenue	14%	12%
Decrease, period over period	$(2,613)
Percentage decrease, period over period	-35%

The decrease in sales and marketing expense in the first quarter of 2009, as compared to the corresponding period in the prior year, was related to decreases in compensation-related expense of $1.3 million and stock-based compensation expense of $0.2 million, which resulted from lower average headcount during the period related to the reduction in force in March, July and December 2008. Additionally, in the first quarter of 2009, there were decreases in general sales and marketing expense of $0.5 million, facilities-related expenses of $0.2 million and travel expenses of $0.2 million due to SiRF’s cost-cutting efforts.

General and Administrative

General and administrative expense consists primarily of salaries, bonuses, benefits, stock-based compensation expenses and related costs for finance and administrative personnel, as well as outside service expenses, including legal, accounting and recruiting. General and administrative expense for the periods reported was as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
General and administrative	$10,543	$15,090
Percentage of net revenue	31%	24%
Decrease, period over period	$(4,547)
Percentage decrease, period over period	-30%

The decrease in general and administrative expense in the first quarter of 2009, as compared to the corresponding period in the prior year, was due to lower litigation expenses of $4.9 million, offset by higher general legal expenses of $3.3 million primarily related to the pending merger with CSR. The decreases in general and administrative expenses, in the first quarter of 2009, were also related to lower compensation expenses of $0.3 million and stock-based compensation expense of $1.6 million, which resulted from lower average headcount during the period related to the reduction in force in March, July and December 2008 as well as natural attrition. The decrease was also attributable to decreases in professional consulting services of $0.5 million and office expenses of $0.3 million due to SiRF cost cutting measures. See Note 16 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for a discussion of material legal proceedings during 2009.

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

Amortization of Acquisition-Related Intangible Assets

Acquired identified intangible assets consist of acquired developed and core technology, patents, trade names and non-compete agreements. Acquired identified intangible assets are amortized using the straight-line method over their expected useful lives, which range from two to thirteen years.

Amortization of acquisition-related intangible assets for the periods reported was as follows:

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Amortization of acquisition-related intangible assets	$861	$2,489
Percentage of net revenue	3%	4%
Decrease, period over period	$(1,628)
Percentage decrease, period over period	-65%

The decrease in amortization expense in the first quarter of 2009, as compared to the corresponding period in the prior year, was due to impairment on acquisition-related intangible assets in the second quarter of 2008.

Restructuring and Asset Impairment Charges

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Restructuring and asset impairment charges	$688	$473
Percentage of net revenue	2%	1%
Increase, period over period	$215
Percentage increase, period over period	45%

The restructuring charges in the first quarter of 2009 were related to severance and asset impairment charges resulting from the restructuring plan approved in December 2008, while the restructuring charges in 2008 were related to severance, asset impairment and excess lease charges resulting from the restructuring plan approved in March, July and December 2008. See Note 6, Restructuring, of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information. SiRF expects all the recently announced restructuring activities to be substantially completed by the second quarter of fiscal year 2009, with additional cash expenditures of less than $0.5 million related to employee severance and benefit arrangements and facilities.

Other Income, Net

	Three Months Ended
	March 28, 2009	March 31, 2008
	(In thousands)
Interest income, net	$228	$1,149
Other expense, net	(48)	(137)
Gain on note receivable previously written off	7,300	—

Other income, net	$7,480	$1,012

The decrease in interest income, net in the first quarter of 2009, as compared to the corresponding period in the prior year, was primarily due to lower invested balances maintained during the period at lower interest rates. Other expense, net was lower in the first quarter of 2009, as compared to the corresponding period in the prior year, primarily due to fixed asset disposals in prior year. The gain on note receivable previously written off relates to the note receivable that SiRF settled in February 2009. See Note 13, Gain on Note Receivable Previously Impaired of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information.

Provision for Income Taxes

Provision for income taxes was approximately $0.3 million and $3.1 million in the first quarter of 2009 and 2008, respectively. The provision for income taxes in the first quarter of 2009 differs from the amount computed by applying the statutory federal rate primarily due to unbenefitted losses. The provision for income taxes in the first quarter of 2008 differs from the amount computed by applying the statutory federal rate primarily due to unbenefitted foreign losses and nondeductible stock based compensation expenses.

Liquidity and Capital Resources

Financial Condition

	Three Months Ended
	March 28, 2009	March 31, 2008
	(Dollars in thousands)
Net cash used in operating activities	$(14,543)	$(2,832)
Net cash provided by investing activities	4,125	10,091
Net cash provided by financing activities	156	693

Net increase (decrease) in cash and cash equivalents	$(10,262)	$7,952

Cash Flows

As of March 28, 2009, we had $109.5 million in cash, cash equivalents and marketable securities and $113.4 million in working capital, as compared to cash, cash equivalents and marketable securities balance of $115.8 million and $117.2 million in working capital as of December 27, 2008.

Operating Activities. Net cash used in operating activities was $14.5 million in the first quarter of 2009, which resulted from a net loss of $16.9 million adjusted for non-cash reconciling items of $4.4 million, primarily related to stock-based compensation expense of $6.8 million, gain on note receivable previously impaired of $7.3 million and depreciation and amortization expense of $4.5 million. Net cash used in operating activities was also impacted by net changes in assets and liabilities of $2.1 million driven by higher accounts receivable and lower accounts payable, partially offset by lower inventory and prepaid expenses and other assets and higher other accrued liabilities.

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

Investing Activities. Net cash provided by investing activities was $4.1 million in the first quarter of 2009 and primarily resulted from proceeds from a note receivable of $9.0 million, offset partially by net expenditures from purchases of available-for-sale investments of $4.0 million and to a lesser extent capital expenditures of $0.4 million and purchases of intellectual property assets of $0.5 million. See Note 13, Gain on Note Receivable Previously Impaired, of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report for further information.

Net cash provided by investing activities was $10.1 million in the first quarter of 2008 and primarily resulted from the net expenditures from purchases of available-for-sale investments of $27.0 million, issuance of a notes receivable of $13.5 million, and to a lesser extent capital expenditures of $2.2 million and purchases of intellectual property assets of $1.2 million. See Note 13, Gain on Note Receivable Previously Impaired, of the Notes to Condensed Consolidated Financial Statements in Item 1 for further information.

Financing Activities. Net cash provided by financing activities was approximately $0.2 million in the first quarter of 2009, which was due to the proceeds from stock option exercises.

Net cash provided by financing activities was approximately $0.7 million in the first quarter of 2008, which was due to the proceeds from stock option exercises of approximately $0.6 million and $0.1 million related to the gross excess tax deductions in excess of compensation cost as required under SFAS No. 123R.

Prior to March 2009, SiRF had maintained a short-term revolving line of credit under which it may borrow up to $5.0 million, including $5.0 million in the form of letters of credit, with an interest rate equal to the prime rate (3.25% as of March 28, 2009) plus 1.25%. The line of credit expired in March 2009. SiRF currently has no plans to obtain additional debt financing.

SiRF believes that its existing cash, investments, and cash generated from operating activities will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months. If SiRF requires additional capital resources to grow its business internally or to acquire complementary technologies and businesses at any time in the future, SiRF may seek to sell additional equity or debt securities or obtain other debt financing, which could result in more dilution to its stockholders.

Contractual Obligations and Commitments

As of March 28, 2009, our contractual obligations and commitments are materially consistent with that disclosed as of December 27, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

SiRF’s exposure to market risks for changes in interest rates relates primarily to its investment portfolio. SiRF considers highly liquid investments with original maturities of ninety days or less to be cash equivalents. Investments with original maturities over ninety days and remaining maturities less than one year are considered short-term investments and investments with remaining maturities greater than one year are considered long-term investments. As of March 28, 2009 SiRF’s cash equivalents and investments are principally comprised of high-quality commercial paper, obligations of the United States government sponsored enterprises and money market accounts. SiRF has analyzed our interest rate exposure to assess the impact of hypothetical changes in interest rates. SiRF does not believe a hypothetical 10% decrease or increase in interest rates from the March 28, 2009 period end rates would have a material effect on the fair market value of our portfolio, our results of operations or cash flows.

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

(a) Evaluation of disclosure controls and procedures. SiRF maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to its management, including its Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. SiRF’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on SiRF’s evaluation as of the end of the period covered by this quarterly report on Form 10-Q, its Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, its disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during SiRF’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, SiRF’s internal control over financial reporting.

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

Furthermore, on February 8, 2007, SiRF Technology filed a complaint under Section 337 of the Tariff Act of 1930, as amended, in the ITC, requesting that the ITC commence an investigation into the unlawful sale for importation into the United States, importation into the United States, and/or sale within the United States after importation, of certain GPS chips or chip sets, associated software, and systems made for or by or sold by or for Global Locate, and products containing the same. As a result, on March 8, 2007, the ITC instituted an action entitled “In the Matter of Certain GPS Chips, Associated Software and Systems, and Products Containing Same,” ITC Investigation No. 337-TA-596. During the third quarter of 2007, Global Locate was acquired by Broadcom Corporation. Broadcom subsequently was added as an additional respondent to the investigation. A hearing was held from March 13, 2008 through March 19, 2008, and the Administrative Law Judge’s, or ALJ’s, Final Initial and Recommended Determination, or ID, was filed June 13, 2008. The ID upheld the validity of SiRF’s U.S. Patent No. 6,304,216, but found Broadcom did not infringe the patent. The ID further found SiRF’s U.S. Patent No. 7,043,363 invalid and not infringed. On June 27, 2008, the parties submitted to the ITC Petitions for Review of the ID. On August 14, 2008, a Notice of Commission Decision Not to Review a Final Determination Finding No Violation of Section 337 was issued, whereby the ITC determined not to review the ID. On October 13, 2008, SiRF Technology filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, appealing the ITC’s decision and all underlying orders, rulings, and findings, including the ID. On March 24, 2009, SiRF Technology filed an uncontested request to withdraw the appeal, and, on March 25, 2009, the Federal Circuit granted SiRF Technology’s request and ordered the appeal withdrawn.

Also, on April 2, 2007, Global Locate filed a complaint under Section 337, requesting that the ITC commence an investigation, or the Investigation, of certain GPS devices and products made for, by, or sold by or for SiRF Technology and the customers named in the investigation, E-TEN Information Systems Co., Ltd., Mio Technology Ltd, USA, MiTAC International Corp. and Pharos Science & Applications, Inc., or the Named Respondents. As a result, on May 7, 2007, the ITC instituted an action titled “In the Matter of Certain GPS Devices and Products Containing Same,” ITC Investigation No. 337-TA-602. Upon its acquisition of Global Locate, Broadcom was subsequently added as an additional complainant to the Investigation. The ITC hearing commenced on April 28, 2008 and ended on May 13, 2008.

On August 8, 2008, the ALJ issued a Notice regarding the Initial Determination in this matter. This Notice contained determinations that all six of the asserted Broadcom patents (1) had an existing domestic industry, (2) were valid, and (3) were infringed by certain of SiRF Technology’s products. On August 22, 2008, the ALJ issued a Recommended Determination on Remedy and Bonding in this matter, which recommended to the ITC that, if a violation of Section 337 has occurred (1) those of SiRF Technology’s products that are accused products in the Investigation, if found to infringe a patent at issue in the Investigation, should be excluded from the United States, (2) a Limited Exclusion Order should be issued prohibiting the importation into the United States of products containing any of such SiRF Technology’s products (i.e., “downstream” products) that may be found to infringe, and (3) Cease and Desist Orders should be issued prohibiting SiRF Technology and the domestic Named Respondents from importing or selling in the United States those of SiRF Technology’s products that may be found to infringe any asserted patent. On August 25, 2008, SiRF Technology filed a Petition to Review the Initial Determination with the ITC. In addition to SiRF Technology’s Petition, the ITC’s Office of Unfair Import Investigations also independently filed a Petition for Review of the Initial Determination.

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

The ITC issued its Final Determination on January 15, 2009. The ITC modified certain of the ALJ’s findings, but determined on the basis of its modified findings that Global Locate has standing to assert U.S. Patent No. 6,606,346 and that SiRF Technology directly infringes U.S. Patent No. 6,704,651 and U.S. Patent No. 6,651,000 through its commercial activities. The ITC issued a Limited Exclusion Order against the Named Respondents. The ITC also issued Cease and Desist Orders against SiRF Technology and the domestic Named Respondents. In light of Kyocera Wireless, the ITC determined to limit the scope of the Limited Exclusion Order to products that are manufactured abroad or imported by, or on behalf of, the Named Respondents and that are covered by the asserted patent claims, and the ITC denied Global Locate’s request to extend the Exclusion Order to “downstream” articles of non-respondents that incorporate such covered products. The Limited Exclusion Order prohibits SiRF Technology from the unlicensed entry of the infringing products into the United States by or on behalf of SiRF or the Named Respondents. The ITC issued Cease and Desist Orders prohibiting SiRF and the domestic Named Respondents from importing or selling in the United States any of SiRF Technology’s products that may be found to infringe any asserted patent. In 2008, the Named Respondents collectively represented approximately 7% of SiRF’s net revenues. In the first quarter of 2009, the Named Respondents collectively represented approximately 2% of SiRF’s net revenues.

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

Also in February 2008, two shareholder derivative lawsuits were filed in the Superior Court of the State of California, for Santa Clara County, against certain of SiRF’s officers and directors. These complaints allege breach of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These cases have been consolidated, and an amended complaint was filed on November 18, 2008. On January 21, 2009, the parties submitted a stipulation to the court adjourning the defendents’ response to the derivative complaint pending resolution of SiRF’s motion to dismiss the securities litigation pending in the Northern District of California.

On February 13, 2009, a complaint regarding a purported class action lawsuit, Diaz v. Banatao, et al., was filed in the Superior Court of California, Santa Clara County, against SiRF and SiRF’s Board of Directors in connection with SiRF’s Agreement and Plan of Merger, or the Merger Agreement, with CSR, plc., or CSR, and Shannon Acquisition Sub, Inc., or Shannon. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Shannon will merge with and into SiRF with SiRF surviving as a wholly-owned subsidiary of CSR, or the Merger. The complaint alleges, among other things, that (1) SiRF’s Board of Directors violated its fiduciary duties to SiRF’s stockholders by approving the Merger and certain terms set forth in Section 5.4 of the Merger Agreement related to SiRF’s ability to solicit, consider or accept alternative proposals, (2) SiRF aided and abetted its Board of Directors’ alleged breach of fiduciary duty and (3) the Merger Consideration is unfair for reasons including, but not limited to, a temporarily low stock price and that the book value of a share of stock allegedly exceeds the Merger Consideration per share. The complaint seeks, among other things, an injunction prohibiting SiRF and CSR from consummating the Merger, rescission of the Merger if the Merger is consummated prior to the entry of final judgment by the court, an accounting by the defendants to the plaintiffs for all damages caused by them and an accounting for all profits and any special benefits obtained by the defendants as a result of any breach of fiduciary duty and attorneys’ fees and expenses. SiRF intends to vigorously defend against the lawsuit.

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

On February 27, 2009, plaintiffs in the above-referenced derivative litigation filed an amended, consolidated complaint, which added a purported class action claim against SiRF and SiRF’s Board of Directors in connection with the Merger Agreement. The class action allegations asserted in the consolidated amended complaint are substantially similar to the allegations set forth in the Diaz and Reich actions, although the class action allegations asserted in the consolidated amended complaint contain the additional allegation that SiRF entered into the Merger Agreement for the purpose of evading alleged liability relating to the derivative claims. Plaintiffs also seek to compel certain changes in SiRF’s corporate governance. SiRF intends to vigorously defend against these class action claims. On March 27, 2009, the court ordered the Diaz and Reich actions consolidated with the shareholder derivative lawsuit, and affirmed its prior appointment of co-lead plaintiffs’ counsel in the consolidated action. The court further directed plaintiffs to submit a second amended consolidated complaint within 45 days of its order of consolidation. Other similar lawsuits may be filed although SiRF is not currently aware of any.

The outcome of any litigation is uncertain and either favorable or unfavorable outcomes could have a material impact. Regardless of the outcome, litigation may be time-consuming and expensive and could divert SiRF’s management’s attention from SiRF’s business. See Item 1A. Risk Factors, under Part II in this report for further information, specifically the risk factor titled: “SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry and sale into the United States of certain SiRF products deemed to be infringing on Broadcom patents by or on behalf of SiRF or the customers named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of SiRF’s products or those of its customers, its customer relationships may be harmed and the business and results of operations may by materially adversely affected.”

Item 1A.	Risk Factors

In evaluating SiRF and SiRF’s business, you should carefully consider the risks described below in addition to the cautionary statements and other risks described elsewhere herein and the other information in this Quarterly Report on Form 10-Q and in SiRF’s other filings with the SEC. Any one of the following risks could seriously harm SiRF’s business, financial condition, and results of operations, causing the price of SiRF’s stock to decline. Additional risks and uncertainties not presently known to SiRF or that SiRF currently deems immaterial may also impair SiRF’s business operations.

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

The market for SiRF’s products is highly competitive and rapidly evolving. SiRF is seeing increased competition throughout the market for location technology products. This increased competition has resulted in and will likely to continue to result in price reductions, reduced margins and/or loss of market share. SiRF may be unable to compete successfully against current or future competitors. Some of SiRF’s customers are also its competitors. Within each of SiRF’s markets, it faces competition from public and private companies, as well as its customers’ in-house design efforts. For chip sets, SiRF’s main competitors include Atheros Communications, Atmel, Broadcom, Infineon, MediaTek, QUALCOMM, Sony, ST-Ericcson (the newly formed joint venture between Ericsson Mobile Platforms and ST-NXP Wireless), STMicroelectronics, Texas Instruments, Trimble and u-blox. Some large semiconductor companies may acquire private GPS companies to gain access to their technology and become serious competitors to SiRF in a short time. For modules based on SiRF’s products, the main competitors are Furuno, JRC, Sony, Trimble and u-blox. For licensed IP cores, SiRF’s competitors include Ceva, QUALCOMM and several private companies. Licensees of intellectual property from SiRF’s competitors may also compete against SiRF. SiRF also competes against suppliers of software-based GPS solutions including NXP and others. SiRF expects new competitors to enter the commercial market for GPS semiconductors as demand for GPS systems continues to grow. SiRF anticipates that the increase in demand of GPS-based products will cause further price reductions in the market.

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

In addition, in January 2009, the ITC issued the ITC Final Determination with respect to the ITC complaint filed by Global Locate. The ITC issued a Limited Exclusion Order prohibiting unlicensed entry of infringing products into the U.S. by or on behalf of SiRF or the customers named in the investigation, E-TEN Information Systems Co., Ltd., Mio Technology Ltd, USA, MiTAC International Corp. and Pharos Science & Applications, Inc., or the Named Respondents, and issued Cease and Desist Orders against SiRF and the domestic Named Respondents from importing or selling products in the United States that may be found to infringe any asserted patent. If U.S. Customs does not approve for importation SiRF’s products containing the new versions of its software into the U.S., SiRF may lose market share in its existing markets, which could harm its business, financial condition and results of operations.

SiRF has not sought approval from U.S. Customs on any new versions of the GSCi-4100, GSCi-4200 and GSCi-5000 hardware products. In the first quarter of 2009, the Named Respondents collectively represented approximately 2% of SiRF’s net revenues. See the risk factor titled, “SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry and sale into the United States of certain SiRF products deemed to be infringing on Broadcom patents by or on behalf of SiRF or the customers named in the investigation and is also subject to cease and desist orders against it and its named domestic customers that were named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of its products or those of its customers, its customer relationships may be harmed and its business and results of operations may be materially adversely affected”, for further information.

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

SiRF is involved in patent litigation with Broadcom before the United States International Trade Commission and federal court, and is subject to a limited exclusion order prohibiting the unlicensed entry and sale into the United States of certain SiRF Technology products deemed to be infringing on Broadcom patents by or on behalf of SiRF Technology or the customers named in the investigation and is also subject to cease and desist orders against it and two of its domestic customers that were named in the investigation. If SiRF is unable to obtain approvals from U.S. Customs for the importation of its products or those of its customers, its customer relationships may be harmed and its business and results of operations may be materially adversely affected.

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

In January 2009, the ITC issued the ITC Final Determination in this matter and issued a Limited Exclusion Order prohibiting unlicensed entry of the infringing products into the United States by or on behalf of SiRF Technology or the Named Respondents, and Cease and Desist Orders against SiRF Technology and the domestic Named Respondents. In the first quarter of 2009, the Named Respondents collectively represented approximately 2% of SiRF’s net revenues.

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

In addition, on May 14, 2008, Broadcom filed a patent infringement complaint against SiRF Technology in the United States District Court for the Central District of California. The complaint alleges infringement of four patents purportedly assigned to Broadcom and seeks both monetary damages and an injunction. On June 4, 2008, SiRF Technology answered the aforementioned complaint and filed counterclaims seeking declaratory judgment of non-infringement and invalidity of all four patents. In addition, SiRF Technology has filed with the Patent Office Requests for Ex-Parte Reexamination of each of the four patents. Through its Reexamination Requests and in SiRF Technology’s view of what are substantial new questions of patentability raised by prior art that SiRF Technology believes may not have been previously considered in full by the Patent Office, SiRF Technology is seeking review and invalidation of all four of the Broadcom patents-in-suit. The Patent Office granted each of SiRF Technology’s requests for reexamination with respect to the four patents and has ordered their reexamination. In a preliminary Patent Office Action dated March 5, 2009, the Patent Office rejected all 33 claims of one of the four patents. On September 15, 2008, the Honorable James V. Selna denied SiRF Technology’s motion to stay proceedings in the district court action pending the outcome of reexamination, without prejudice to any subsequent motion to stay proceedings. The case has been scheduled for trial in November 2010. This litigation is in its early stages and, based on SiRF’s analysis of the facts of the case to date, SiRF believes the likelihood that a loss may have been incurred is remote. No assurance can be made that Broadcom will not seek to commence additional litigation against SiRF Technology, or that the pending litigation with Broadcom will not have a material adverse effect on its business. See Item 1, Legal Proceedings, under Part II of this report for further information.

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

In addition, before SiRF can successfully defend an infringement claim, its customers may become reluctant to include it in their future product designs. Therefore, even if SiRF is successful in defending an infringement claim, negative publicity could have a material adverse effect on its business in addition to the expense, time delay and burden on management of litigation. See Note 16, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in Item 1 under Part I in this report for further information. See also Item 1, Legal Proceedings, under Part II in this report for further information regarding SiRF’s current litigation.

Parties making infringement claims may also be able to bring an action before the ITC that could result in an order stopping the importation into the United States of SiRF’s products and its customers’ products. See Item 1, Legal Proceedings, under Part II in this report for further information.

Ultimately, SiRF could be prevented from selling a product or otherwise forced to cease some aspect of its business operations as a result of any intellectual property litigation. See Item 1, Legal Proceedings, under Part II in this report for further information.

SiRF has been named as a party in several putative shareholder derivative and class action and derivative lawsuits, which could cause SiRF’s business, financial condition, results of operations and cash flows to suffer.

SiRF and certain of its officers and directors have been named as defendants in a putative class action lawsuit that alleges violations of the Securities Exchange Act of 1934, and shareholder derivative and class action lawsuits alleging breaches of fiduciary duty, a description of which can be found in Item 1, Legal Proceedings, under Part II in this report for further information. Subject to certain limitations, SiRF is obligated to indemnify its current and former directors, officers and employees in connection with such lawsuits. While SiRF has director and officer insurance, amounts under the policy may not be sufficient to cover SiRF’s indemnification obligations. Regardless of the outcome, this litigation, and any other litigation that may be brought against SiRF or its directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of its management and other key employees. An unfavorable outcome in such litigation could have a material adverse effect on SiRF’s business, financial condition, results of operations and cash flows.

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

SiRF believes that over 90% of its net revenue during the first quarter of 2009 and 2008 was attributable to products that were eventually incorporated into the automotive, including portable navigation devices, mobile phone and consumer device markets. Consumer spending and the demand for SiRF’s products in these markets are currently in rapid decline. If SiRF cannot sustain or increase sales of its products in these markets or if it fails to generate revenue from additional markets, its net revenue could further substantially decrease.

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

Nasdaq has suspended the minimum $1.00 closing bid price rule through Friday, July 17, 2009. The rule is scheduled to be reinstated on Monday, July 20, 2009.

SiRF’s stock price has traded at or below $1.00 per share in the recent past. If SiRF’s stock price trades below $1.00 as of July 20, 2009, there can be no assurance that Nasdaq will not take action to enforce its listing requirements.

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

On March 28, 2009, SiRF’s total valued inventory was $12.7 million. SiRF’s inventory may decline in value as a result of technological obsolescence or a change in the product. SiRF’s success depends in part on its ability to minimize the cost to purchase or produce inventory and rapidly sell its inventory. The failure to quickly sell inventory may require SiRF to sell such inventory at a discount or loss or may require SiRF to write down its value, which could result in significant losses and decreases in SiRF’s cash flows. Due to the current economic conditions and the potential customer uncertainty as a result of the ITC Final Determination, it is increasingly difficult to forecast demand and, if future demand or market conditions for SiRF’s products are less favorable than forecasted, or if unforeseen technological changes negatively impact the utility of component inventory, SiRF may be required to record additional write-downs which could negatively impact gross margins in the period when the write-downs are recorded.

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

As a result of SiRF’s impairment analysis in the second quarter of 2008, it recorded a goodwill impairment charge of $215.7 million and acquisition-related intangible asset impairment charge of $42.9 million. SiRF also recorded $1.4 million in additional impairment related to certain restructuring activities. See Note 6, Restructuring, of the unaudited Notes to Condensed Consolidated Financial Statements, in Item 1 under Part I in this report for further information. If SiRF’s estimates for future market growth and trends, forecasted revenue and costs, expected periods over which its assets will be utilized and other variables decline further than current estimates, SiRF may need to further write down intangible asset values to their fair values. These further impairment charges could have a material adverse effect on SiRF’s operating results and financial condition.

SiRF’s operating results depend significantly on sales of its SiRFstarIII, SiRFtitan, SiRFprima and SiRFatlas product lines and its ability to develop and achieve market acceptance of new GPS products.

Sales of SiRF’s SiRFstarIII, SiRFtitan, SiRFprima and its SiRFatlas product lines significantly contributed to its revenue in 2008. SiRF continues to invest in the development of next generation products, but there is no assurance that these future products will achieve market acceptance. If SiRF fails to develop or achieve market acceptance of new GPS products or other multifunction products, it will continue to depend on sales of its SiRFstarIII, SiRFtitan, SiRFprima and SiRFatlas product lines which have declining average selling prices over time. In addition, SiRF is involved in patent infringement litigation with Broadcom before the ITC in respect of certain products of SiRF and its customers and in federal court. In the ITC litigation, SiRF and the Named Respondents are subject to a Limited Exclusion Order prohibiting the unlicensed entry and sale into the United States of certain SiRFstarIII software that the ITC found to infringe Broadcom’s patents. SiRF and the domestic Named Respondents are also subject to Cease and Desist Orders in the ITC litigation prohibiting sale of those products in the United States. SiRF has released new versions of its SiRFstarIII software that it believes to be non-infringing. SiRF has not obtained approval to date from U.S. Customs for the importation into the United States of products containing this new SiRFstarIII software. If SiRF is unable to obtain such approval or if the new SiRFstarIII software is found to be infringing, SiRF’s business could be materially and adversely affected. Furthermore, no assurance can be given that Broadcom will not seek to bring an enforcement action against SiRF alleging violations of the Limited Exclusion Order or the Cease and Desist Orders for sales of products including SiRFstarIII software in the United States. See Item 1, Legal Proceedings, under Part I of this report for further information. Any decline in sales of SiRF’s SiRFstarIII, SiRFtitan, SiRFprima and SiRFatlas product lines or decreases in average selling prices could adversely affect SiRF’s net revenue and operating results.

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

SiRF expects that a small number of customers may constitute a significant portion of its net revenue for the foreseeable future. During the three months ended March 28, 2009, three customers accounted for 14%, 11% and 11% of net revenue. During the three months ended March 31, 2008, three customers accounted for 22%, 17% and 10% of net revenue.

In the first quarter of 2009, Celestica, Flextronics and Promate collectively accounted for 36% of SiRF’s net revenue. In the first quarter of 2008, Promate, Elcoteq and Garmin collectively accounted for 49% of SiRF’s net revenue. If SiRF fails to successfully sell its products to one or more of its significant customers in any particular period, or if a large customer purchases fewer of its products, defers orders, fails to place additional orders with it or fails to continue operating as a going concern, its net revenue could decline, and its operating results may not meet market expectations. In addition, SiRF designs some of its products to incorporate customer specifications. If SiRF’s customers purchase fewer products than anticipated or it loses a customer, it may not be able to sell these products to other customers, which would result in excess inventory and could negatively impact its operating results.

SiRF’s distributors account for a significant percentage of its net revenue and its reliance on third-party distributors subjects it to risks that could negatively impact its business.

SiRF markets and sells its products directly and through third-party distributors pursuant to agreements that can generally be terminated for convenience by either party upon prior notice to the other party. These agreements are non-exclusive and permit SiRF’s distributors to offer its competitors’ products. In addition, SiRF’s third-party distributors have been a significant factor in its ability to increase sales of its products. SiRF had one distributor, Promate, that accounted for approximately 11% and 22% of net revenue in the first quarter of 2009 and 2008, respectively. Accordingly, SiRF is dependent on its distributors to supplement its direct marketing and sales efforts. If a significant distributor terminated its relationship with SiRF or decided to market SiRF’s competitors’ products over SiRF’s products, this could have an adverse impact on SiRF’s ability to bring its products to market.

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

SiRF derived approximately 70% and 84% of its net revenue from international sales in the first quarter of 2009 and 2008, respectively. International sales to the Asia-Pacific region accounted for approximately 50% and 66% of its net revenue in the first quarter of 2009 and 2008, respectively. International sales to the Asia-Pacific region decreased as a percentage of total revenue in the first quarter of 2009 compared to the first quarter of 2008 due to a weaker demand from several of SiRF’s customers in that region.

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

Recent changes in SiRF’s senior management could negatively affect its operations and its relationships with its manufacturers, third-party subcontractors, customers, employees and market leaders. Effective on April 17, 2008, Diosdado P. Banatao, a founder and chairman of SiRF’s board of directors, was appointed Executive Chairman and assumed the role of Interim Chief Executive Officer. In April 2008, SiRF also hired Adam Dolinko as General Counsel. Effective August 8, 2008, the Board appointed Dennis Bencala, then-Senior Director of Investor Relations, as acting Chief Financial Officer. Effective September 12, 2008, the Board approved Dennis Bencala as Chief Financial Officer, appointed Michael Kelly, then-Director of North American Sales, as Vice President, Sales and appointed Al Heshmati as Vice President, Software Engineering. Further, SiRF’s Chief Technology Officer resigned effective March 14, 2008 and Rob Baxter, SiRF’s Senior Vice President, resigned effective February 27, 2009. If the integration of new officers or departure of members of SiRF’s senior management team does not go as smoothly as anticipated, it could affect its ability to successfully implement its business objectives and could negatively affect its business and financial performance.

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

Although a substantial majority of SiRF’s net revenue is derived from sales of its chip sets and SoCs, in recent periods it has had a portion of its net revenue from large customers in the wireless markets come from royalties paid by licensees of its technology. Royalty payments are based on the number of semiconductor chips shipped which contain SiRF’s GPS technology or its premium software. For SiRF’s server software, royalties may be based on the number of subscribers or on transaction volumes. SiRF depends on its ability to structure, negotiate and enforce agreements for the determination and payment of royalties. License royalty revenue represented 6% and 3% of SiRF’s net revenue in the first quarter of 2009 and 2008, respectively. If a significant licensee terminates its relationship with SiRF, demands price reductions, decides to adopt its competitors’ technology over SiRF’s technology or if SiRF is unable to negotiate and renew existing agreements with significant licensees, SiRF’s royalty revenue, gross margins and net income could be adversely impacted. SiRF faces risks inherent in a royalty-based business model, many of which are outside of its control, including, but not limited to, the following:

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

SiRF’s success and ability to compete depends to a significant degree upon the protection of its proprietary technology. As of March 28, 2009, SiRF had 337 patents granted worldwide. Of this total, SiRF has 201 patents granted in the United States and 136 patents granted in foreign countries, with expiration dates ranging from 2011 to 2027, along with 184 pending patent applications in the United States and 205 pending foreign patent applications. SiRF’s patent applications may not provide protection for all competitive aspects of its technology or may not result in issued patents. Any patents issued may provide only limited protection for its technology and the rights that may be granted under any future patents that may be issued may not provide competitive advantages to it. Also, patent protection in foreign countries may be limited or unavailable where SiRF needs this protection. It is possible that SiRF’s competitors may independently develop similar technologies or design around its patents and competitors could also successfully challenge any issued patent. SiRF may also choose not to pursue all instances of patent infringement.

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

SiRF’s intellectual property is used in a large number of foreign countries. There are many countries, particularly in emerging markets, in which SiRF has no issued patents, or that may have reduced intellectual property protection. In addition, effective intellectual property enforcement may be unavailable or limited in some foreign countries. It may be difficult for SiRF to protect its intellectual property from misuse or infringement by other companies in these countries. As SiRF increases its international sales, it may be more difficult to protect its intellectual property rights. Reverse engineering, unauthorized copying or other misappropriation of its proprietary technologies could enable third parties to benefit from its technologies without paying it for doing so, which would harm its competitive position and market share. For example, if SiRF’s foundries lose control of SiRF’s intellectual property, it would be more difficult for SiRF to take remedial measures because the foundries are primarily located in countries that have less protection for intellectual property than is provided in the United States. Furthermore, SiRF expects this to become a greater problem for it as its technology licensees increase their manufacturing in countries which provide less protection for intellectual property. SiRF’s inability to enforce its intellectual property rights in some countries may harm its business.

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

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated February 9, 2009, by and amoung CSR plc, Shannon Acquisition Sub, Inc. and SiRF Technology Holdings, Inc.	8-K	2/10/2009

31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Dennis Bencala pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification.(1)			X

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

SiRF Technology Holdings, Inc.

Date: May 5, 2009	By:	/s/ DIOSDADO P. BANATAO
Diosdado P. Banatao
Interim President and Chief Executive Officer
(Duly authorized officer)

Date: May 5, 2009		/s/ DENNIS BENCALA
Dennis Bencala
Chief Financial Officer
(Duly authorized principal financial officer)

Exhibits Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed/ Furnished Herewith

2.1	Agreement and Plan of Merger, dated February 9, 2009, by and amoung CSR plc, Shannon Acquisition Sub, Inc. and SiRF Technology Holdings, Inc.	8-K	2/10/2009

31.1	Certification of Diosdado P. Banatao pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

31.2	Certification of Dennis Bencala pursuant to Rule 13(a)-14(a)/15(d)-14(a)			X

32.1	Section 1350 Certification.(1)			X

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